Form 10-Q
period 1999-12-31
HARRIS INTERACTIVE INC
filed 2000-02-14
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                        COMMISSION FILE NUMBER: 000-27577

                             HARRIS INTERACTIVE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      16-1538028
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                    135 CORPORATE WOODS, ROCHESTER, NY 14623
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 272-8400

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS

required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

On December 31, 1999, 32,117,369 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX


                                                                                                                 PAGE

Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Consolidated Balance Sheets at December 31, 1999 and June 30, 1999                                              1

   Consolidated Statements of Operations for the three months and six months
   ended December 31, 1999 and December 31, 1998                                                                   2

   Consolidated Statements of Cash Flows for the six months ended December 31,
   1999 and December 31, 1998                                                                                      3

   Notes to Unaudited Consolidated Financial Statements                                                            4

   Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                                           6

Part II: Other Information

   Item 1: Legal proceedings                                                                                      11

   Item 2: Changes in Securities and Use of Proceeds                                                              11

   Item 3: Defaults Upon Senior Securities                                                                        11

   Item 4: Submission of Matters to a Vote of Security Holders                                                    11

   Item 5: Other Information                                                                                      11

   Item 6: Exhibits and Reports on Form 8-K                                                                       11

Signatures                                                                                                        13

                             HARRIS INTERACTIVE INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999         1999
                                                              (UNAUDITED)


                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  48,034    $     108
  Marketable securities                                            42,344         --
  Accounts receivable                                               8,510        5,989
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                             2,651        1,706
  Other current assets                                              1,532          154
                                                                ---------    ---------

      Total current assets                                        103,071        7,957

Property, plant and equipment, net                                  9,376        5,029
Goodwill, less accumulated amortization of $405 at
  December 31, 1999 and $353 at June 30, 1999                       1,145        1,197
Other assets                                                          613          602
                                                                ---------    ---------
       Total assets                                             $ 114,205    $  14,785
                                                                =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   3,249    $   1,843
  Accrued expenses                                                  2,155        1,800
  Short-term borrowings                                              --            291
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                               3,423        3,470
                                                                ---------    ---------
        Total current liabilities                                   8,827        7,404

Mandatory redeemable preferred stock                                 --         15,876


Stockholders' equity (deficit):
  Common stock, $.001 par value at December 31, 1999
   (unaudited) and $0.01 par value at June 30, 1999
  Authorized -- 100,000,000 shares at December 31, 1999
   (unaudited) and 28,000,000 shares at June 30, 1999
  Issued and outstanding -- 32,117,369 shares at December 31,
   1999 (unaudited) and 10,870,692 shares at June 30, 1999             32          109
  Additional paid-in capital                                      128,279        4,813
  Unamortized deferred compensation                                (2,410)        (650)
  Accumulated other comprehensive loss                                (62)        --
  Accumulated deficit                                             (20,461)     (12,767)
                                                                ---------    ---------

        Total stockholders' equity (deficit)                      105,378       (8,495)
                                                                ---------    ---------
        Total liabilities and stockholders' equity              $ 114,205    $  14,785
                                                                =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            DECEMBER 31,                     DECEMBER 31,
                                                       1999          1998              1999         1998
Revenues from services                           $     12,473    $      6,935    $     21,837    $     13,465

Cost of services                                        6,950           4,637          13,257           8,770
                                                 ------------    ------------    ------------    ------------
       Gross profit                                     5,523           2,298           8,580           4,695

Operating expenses:
  Database development expenses                         1,615           1,751           2,520           2,312
  Sales and marketing                                   2,067             311           2,853             471
  General and administrative expenses                   7,224           2,852          12,352           5,524
                                                 ------------    ------------    ------------    ------------
       Operating loss                                  (5,383)         (2,616)         (9,145)         (3,612)

Interest income, net                                      401              96             330             119
                                                 ------------    ------------    ------------    ------------
       Net loss                                        (4,982)         (2,520)         (8,815)         (3,493)

Accrued dividends on preferred stock                     (444)           (294)           (738)           (588)
                                                 ------------    ------------    ------------    ------------
Net loss available to holders of common stock    $     (5,426)   $     (2,814)   $     (9,553)   $     (4,081)
                                                 ============    ============    ============    ============

Basic and diluted net loss per share             $      (0.33)   $      (0.29)   $      (0.70)   $      (0.42)
                                                 ============    ============    ============    ============

  Weighted average shares outstanding - basic
    and diluted                                    16,542,931       9,680,664      13,682,390       9,789,420
                                                 ============    ============    ============    ============

Pro forma basic and diluted net loss per share   $      (0.19)   $      (0.12)   $      (0.36)   $      (0.16)
                                                 ============    ============    ============    ============

Pro forma basic and diluted weighted average
  shares outstanding                               26,605,301      21,470,942      24,653,714      21,579,698
                                                 ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             FOR THE SIX MONTHS ENDED
                                                                   DECEMBER 31,
                                                                 1999          1998
Cash flows from operating activities
  Net loss                                                    $  (8,815)   $  (3,493)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                1,307          573
     Amortization of deferred compensaton                           609         --
     Increase in -
       Accounts receivable                                       (2,521)        (249)
       Costs and estimated earnings in excess of
        billings on uncompleted contracts                          (945)        (460)
       Other current assets                                      (1,378)         (55)
       Other assets                                                 (11)        --
     Increase (decrease) in -
       Accounts payable                                           1,406          235
       Accrued expenses                                             355       (1,488)
       Billings in excess of costs and estimated
        earnings on uncompleted contracts                           (47)       1,028
                                                              ---------    ---------
           Net cash used in operating activities                (10,040)      (3,909)
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of marketable securities                             (42,406)        --
  Repayment of loan to officer                                     --             43
  Capital expenditures                                           (5,602)      (1,407)
                                                              ---------    ---------
           Net cash used in investing activities                (48,008)      (1,364)
                                                              ---------    ---------
Cash flows from financing activities:
  Principal payments under long-term debt                          --           (700)
  Decrease in short-term borrowings                                (291)      (2,218)
  Net proceeds from initial public offering of common stock      85,443         --
  Net proceeds from issuance of preferred stock                  19,945       14,105
  Net proceeds from issuance of common stock                        877         --
  Repurchase of common stock                                       --         (3,000)
                                                              ---------    ---------
           Net cash provided by financing activities            105,974        8,187
                                                              ---------    ---------
Net increase in cash and cash equivalents                        47,926        2,914

Cash and cash equivalents at beginning of year                      108            4
                                                              ---------    ---------
Cash and cash equivalents at end of year                      $  48,034    $   2,918
                                                              =========    =========

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

  Interest                                                    $      91    $      35
                                                              =========    =========
  Income taxes                                                $       7    $      31
                                                              =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HARRIS INTERACTIVE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Harris Interactive Inc. and subsidiaries (the Company) is a leading market research and consulting firm, using Internet-based and traditional methodologies to provide our clients with information about the views, experiences and attitudes of people worldwide. Known for our HARRIS POLL, we have over 40 years experience in providing our clients with market research and polling services using traditional methodologies, including direct mail, telephone surveys, mall intercepts, focus groups and in-person interviews.

      The accompanying consolidated financial statements include the accounts of Gordon S. Black Corporation (GSBC), GSBC Ohio Corporation, and Louis Harris & Associates, Inc. (LHA), and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated balance sheet as of June 30, 1999 has been prepared from the audited consolidated financial statements of the Company.

      These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 6, 1999. The results of operations for the three and six-month periods ended December 31, 1999 are not necessarily indicative of results for the entire fiscal year ending June 30, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      MARKETABLE SECURITIES

      Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of December 31, 1999. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

      Pro forma net loss per share has been computed by dividing net loss by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which was ultimately converted to common stock in conjunction with the initial public offering, as if the conversion occurred at the beginning of the period or at date of issuance, if later).

      INITIAL PUBLIC OFFERING

      On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $14.00 per share ("Offering"). The Offering was managed by Lehman Brothers, U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, E*Offering Corp. and Fidelity Capital Markets. Proceeds to the Company, after deduction of the Underwriters' discount and commission, totaled approximately $85.4 million, net of offering costs of approximately $1.4 million.

      Upon completion of the Offering, the Company's preferred stock was converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

      COMPREHENSIVE LOSS

      The components of the Company's total comprehensive loss ($000s) were:

                                              Three Months Ended              Six Months Ended
                                          --------------------------    ---------------------------
                                          December 31,  December 31,    December 31,   December 31,
                                             1999           1998            1999          1998
                                          ------------  ------------    ------------   ------------
Net loss                                   $(4,982)      $(2,520)         $(8,815)      $(3,493)
Unrealized loss on marketable securities       (62)         --                (62)         --
                                          ------------  ------------    ------------   ------------
Total Comprehensive loss                   $(5,044)      $(2,520)         $(8,877)      $ 3,493)
                                          ------------  ------------    ------------   ------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning our future prospects are "forward-looking statements" under the federal securities laws. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. We cannot assure you that future results will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated December 6, 1999. You are encouraged to review such risk factors carefully.

OVERVIEW

We provide market research and polling products and services to a broad range of companies, non-profit organizations and governmental agencies. Since 1959, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling products and services.

We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research products on a periodic subscription basis, typically quarterly or annually. Harris Interactive Service Bureau performs research for other market research firms on a project-by-project basis in response to requests from those firms. We provide customer relationship services on an outsourced basis to our clients on a project-by-project basis.

Through fiscal 1998, all of our revenues were derived from custom research projects using traditional market research and polling methodologies. In fiscal 1999, revenues from those sources represented 90% of our total revenues, while revenues from Internet-based products represented 10% of total revenues. In the first half of fiscal 2000, revenues from traditional market research and polling methodologies represented 67% of total revenues, while revenues from Internet-based products represented 33% of total revenues. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet. We anticipate that, as our online business grows, revenues derived from Internet-based custom research, multi-client products and Harris Interactive Service Bureau research will represent the dominant portion of our total revenues.

Since June 30, 1999 the number of our Internet clients has grown from 47 to 186, 88 of which were added in the second quarter. Additionally, our Internet database of online panelists has expanded significantly during fiscal 2000, with approximately 3.5 million online panelists at June 30, 1999 and 5.4 million at December 31, 1999.

Revenues under fixed fee arrangements are recognized on a percentage of completion method based on the ratio of costs incurred to total estimated costs. These revenues include amounts billed to our clients to cover subcontractor costs and other direct expenses. Provision for estimated contract losses, if any, is made in the period such losses are determined. Subscription revenues are recognized upon delivery of the research product.

Gross margin represents revenues less variable project costs and associated direct labor. Variable project costs related to market research and polling services utilizing traditional methodologies include interviewer payroll, subcontractor charges, panelist incentives, telecommunication charges and mailing costs. In contrast, variable costs related to Internet-based market research and polling methodologies are nominal. Direct labor costs consist primarily of survey design, analysis, and reporting costs and are comparable for both traditional and Internet-based methodologies. We anticipate that our gross margins will increase as the percentage of revenues we generate from Internet-based products and services increases.

Operating expenses consist primarily of database development costs, sales and marketing, and general and administrative expenses. Database development expenses are the expenses we incur in connection with the ongoing development of our Internet panel, primarily through our strategic alliance with Excite@Home. Those costs are expensed as incurred. Sales and marketing expenses consist primarily of personnel and marketing program expenses, public relations advertising and promotion costs, commissions and telemarketing costs and other related expenses. General and administrative expenses consist of salaries, payroll taxes, benefits and related costs for both technology infrastructure development and general corporate functions, occupancy costs and depreciation.

Interest income consists of income from investments net of interest expense in each period.

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. In the first six months of fiscal 2000, we recognized compensation expense of approximately $.6 million in connection with such transactions. There was no compensation expense recorded during the first six months of fiscal 1999.

Our net loss was $8.8 million in the first six months of fiscal 2000, or 40.4% of revenue. Net loss for the first six months of fiscal 1999 was $3.5 million or 25.9% of revenues. The net losses were higher in the first half of fiscal 2000 due to the continued expansion of our business resulting in the addition of new personnel, increased marketing expenses, and higher costs associated with our ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our transition from traditional to Internet-based market research.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                      DECEMBER 31,        DECEMBER 31,
                                     1999      1998      1999     1998
Revenues from services              100.0%    100.0%    100.0%    100.0%
Cost of services                     55.7      66.9      60.7      65.1
                                    -----     -----     -----     -----
     Gross profit                    44.3      33.1      39.3      34.9

Operating expenses:
  Database development expenses      12.9      25.2      11.5      17.2
  Sales and marketing                16.6       4.5      13.1       3.5
  General and administrative         57.9      41.1      56.6      41.0
                                    -----     -----     -----     -----
     Operating loss                 (43.1)    (37.7)    (41.9)    (26.8)

Interest income, net                  3.2       1.4       1.5       0.9
                                    -----     -----     -----     -----
     Net loss                       (39.9)    (36.3)    (40.4)    (25.9)
                                    -----     -----     -----     -----

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES FROM SERVICES. Total revenues increased 80% from $6.9 million in the second quarter of fiscal 1999 to $12.5 million in the second quarter of fiscal 2000. This increase was primarily due to increased usage of our Internet-based market research products and services, which contributed $4.5 million to total revenues in the second quarter of fiscal 2000, a 966% increase over the same period last year. Internet revenues constituted 35.8% of total revenues in the second quarter of fiscal 2000 as compared to 6.0% of total revenues in the second quarter of fiscal 1999.

GROSS MARGIN. Gross margin increased to 44.3% in the second quarter of fiscal 2000 from 33.1% in the second quarter of fiscal 1999, primarily due to the significant expansion of Internet-related business relative to overall revenue growth.

DATABASE DEVELOPMENT EXPENSES. Database development expenses decreased 7.8% to $1.6 million in the second quarter of fiscal 2000 from $1.8 million in the second quarter of fiscal 1999. The decrease in the second quarter of fiscal 2000 is primarily a function of the timing of expenditures, as the Company continues to expand its online panel at a rate consistent with strategic objectives.

SALES AND MARKETING. Sales and marketing expenses increased 565% to $2.1 million in the second quarter of fiscal 2000 compared to $0.3 million in the comparable period in the prior year. The increase is primarily attributable to additional sales and marketing personnel as well as marketing efforts in support of our multi-client research products and Harris Interactive Service Bureau expansion.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 153.3% to $7.2 million in the second quarter of fiscal 2000 from $2.9 million in the second quarter of fiscal 1999. This increase was primarily attributable to increased staffing expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet, and compensation expense related to stock option grants.

INTEREST INCOME, NET. Net interest income totaled $401,000 in the second quarter of fiscal 2000 as compared to $96,000 in the second quarter of fiscal 1999. The increase in net interest income was primarily due to increased cash and marketable security balances during fiscal 2000 resulting from a private placement of Class B preferred stock in October 1999 and completion of our initial public offering in December 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES FROM SERVICES. Total revenues increased 62% from $13.5 million in fiscal 1999 to $21.8 million in fiscal 2000. This increase was primarily due to increased usage of our Internet-based market research products and services, which contributed $7.2 million to total revenues in fiscal 2000, an 887% increase over the same period last year. Internet revenues constituted 33.0% of total revenues in the first half of fiscal 2000 as compared to 5.4% of total revenues in the same period last year.

GROSS MARGIN. Gross margin increased to 39.3% for fiscal 2000 from 34.9% in the same period last year, primarily due to the significant expansion of Internet-related business relative to overall revenue growth.

DATABASE DEVELOPMENT EXPENSES. Database development expenses increased 9.0% to $2.5 million in the first half of fiscal 2000 compared to $2.3 million in the comparable period of fiscal 1999. The increase reflects the expenses associated with the payments to Excite@Home for the acquisition of additional names for our Internet panel.

SALES AND MARKETING. Sales and marketing costs were $2.9 million for fiscal 2000 compared to $0.5 million for the same period in the prior year. The increase is primarily attributable to additional sales and marketing personnel as well as marketing efforts in support of our multi-client research products and Harris Interactive Service Bureau expansion.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 123.6% from $5.5 million in fiscal 1999 to $12.4 million in the first half of fiscal 2000. The increase was primarily due to increased staffing expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet, and compensation expense related to stock option grants.

INTEREST INCOME, NET. Net interest income was $330,000 for the first six months of fiscal 2000 as compared to $119,000 for the first six months of fiscal 1999. The increase was primarily attributable to increased cash and marketable security balances during fiscal 2000 resulting from a private placement of Class B preferred stock and completion of our initial public offering in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through bank financings and, more recently, issuances of our common and preferred stock. In December 1999 we completed the initial public offering of 6,670,000 shares of our common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $85.4 million.

Net cash used in operating activities was $10.0 million for the first six months of fiscal 2000, and $3.9 million for the same period during fiscal 1999. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

Net cash used in investing activities was $48.0 million for the first six months of fiscal 2000 and $1.4 million for the same period in the prior year. The increase was primarily attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock, pending the use of these proceeds for working capital, expansion of our Internet panel, and development of new technologies, products, and services.

Net cash provided by financing activities was $106.0 million for the first six months of fiscal 2000 and $8.2 million for the same period during fiscal 1999. In fiscal 2000, our financing activities primarily consisted of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.4 million, as well as a private placement of our Class B preferred stock with net proceeds of $19.9 million.

In fiscal 1999, our financing activities consisted primarily of a private placement of our Class A preferred stock with net proceeds of $14.1 million. These net proceeds were partially offset by the repurchase of $3.0 million of common stock from two of our executive officers and several other stockholders, the repayment of $2.2 million of short-term borrowings and principal repayments of $0.7 million on our long-term debt.

Although we have no material commitments for capital expenditures, management anticipates continuing increases in our capital expenditures and working capital requirements consistent with our anticipated growth in operations, Internet infrastructure and personnel. Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

YEAR 2000

On and after January 1, 2000, the Company has experienced no material disruptions of its computer and microprocessor-based devices or operating difficulties of mission critical applications. In addition, Harris Interactive is not aware of any difficulties with its products or services nor has the Company experienced any material problems related to applications or devices provided by critical external parties for use by the Company. We have no reason to believe that Year 2000 failures will seriously affect us in the future. However, given the proximity to January 1, 2000 and the possibility of latent Year 2000 defects, we cannot yet be sure that we will not experience Year 2000 failures or be affected by third-party Year 2000 failures. The Company will continue to monitor the operations of its computers and micro-processor-based devices for any Year 2000 related problems.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $14.00 per share or an aggregate offering of $93.4 million ("Offering"). The offering was managed by Lehman Brothers, U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, E*Offering Corp. and Fidelity Capital Markets. Proceeds to the Company from the offering, after deduction of the Underwriters' discount and commission, totaled approximately $85.4 million, net of offering costs of approximately $1.4 million.

In September and October of 1999, the Company sold 200,000 shares of Class B Preferred Stock for an aggregate purchase price of $20,000,000 to Young & Rubicam Inc., Excite, Inc. Sequel Limited Partnership II, Sequel Entrepreneur's Fund II L.P. and Riedman Corporation. Upon the closing of our public offering in December of 1999, the shares of Class B Preferred Stock automatically converted into 2,591,167 shares of common stock. The shares of Class B Preferred Stock were issued in reliance upon Section 4(2) of the Securities Act of 1933.

Through December 31, 1999, the Company used a portion of the proceeds from its public offerings as follows: (i) approximately $3.0 million of net cash used for working capital and general corporate purposes, including capital expenditures
(ii) approximately $.5 million of net cash used for the expansion of our Internet panel and (iii) $.5 million of net cash used in connection with the repayment of short-term borrowings.

Upon completion of the offering, the Company's preferred stock was converted into 14,381,445 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated October 15, 1999 the holders of 84% of the issued and outstanding shares entitled to vote approved an amendment to the Certificate of Incorporation of the Company setting out the terms, preferences and privileges of the Company's shares of preferred stock.

ITEM 5 - OTHER INFORMATION                                 None

                           PART II: OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits:
        - 11 Statement regarding computation of per share earnings
        - 27 Financial Data Schedule

(b) - Reports on Form 8-K      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

February 14, 2000                       Harrris Interactive Inc.

                                        By /s/ BRUCE A. NEWMAN
                                           ------------------------------
                                           Bruce A. Newman
                                           Chief Financial Officer