Form 10-Q
period 2000-03-31
HARRIS INTERACTIVE INC
filed 2000-05-15
CIK 1094238

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 2000, 32,296,570 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                       HARRIS INTERACTIVE INC.
                            FORM 10-Q

                     QUARTER ENDED MARCH 31, 2000

                               INDEX

                                                                                              Page

Part I: Financial Information

  Item 1: Financial Statements (Unaudited)

  Consolidated Balance Sheets at March 31, 2000 and June 30, 1999                                1

  Consolidated Statements of Operations for the three months and nine months
  ended March 31, 2000 and March 31, 1999                                                        2

  Consolidated Statements of Cash Flows for the nine months ended March 31, 2000
  and March 31, 1999                                                                             3

  Notes to Consolidated Financial Statements                                                     4

  Item 2: Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                          6

Part II: Other Information

  Item 1: Legal proceedings                                                                     11

  Item 2: Changes in Securities and Use of Proceeds                                             11

  Item 3: Defaults Upon Senior Securities                                                       11

  Item 4: Submission of Matters to a Vote of Security Holders                                   11

  Item 5: Other Information                                                                     11

  Item 6: Exhibits and Reports on Form 8-K                                                      12

Signatures                                                                                      13

                          Harris Interactive Inc.
                        Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                                                                MARCH 31,         JUNE 30,
                                                                                                   2000             1999
                                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 27,192           $  108
   Marketable securities                                                                             54,018                -
   Accounts receivable                                                                                8,779            5,989
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                              4,612            1,706
   Other current assets                                                                               1,898              154
                                                                                               -------------    -------------
           Total current assets                                                                      96,499            7,957
Property, plant and equipment, net                                                                   11,254            5,029
Goodwill, less accumulated amortization of $431 at March 31, 2000
   and $353 at June 30, 1999                                                                          1,119            1,197
Other assets                                                                                            915              602
                                                                                               -------------    -------------

           Total assets                                                                            $109,787         $ 14,785
                                                                                               -------------    -------------
                                                                                               -------------    -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                 $ 3,043          $ 1,843
   Accrued expenses                                                                                   3,343            1,800
   Short-term borrowings                                                                              1,050              291
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                                 2,198            3,470
                                                                                               -------------    -------------
           Total current liabilities                                                                  9,634            7,404

Mandatory redeemable preferred stock                                                                      -           15,876

Stockholders' equity (deficit):
   Common stock, $.001 par value at March 31, 2000
    (unaudited) and $.01 par value at June 30, 1999
   Authorized - 100,000,000 shares at March 31, 2000
    (unaudited) and 28,000,000 shares at June 30, 1999
   Issued and outstanding - 32,296,570 shares at March 31,
    2000 (unaudited) and 10,870,692 shares at June 30, 1999                                              32              109
   Additional paid-in capital                                                                       128,487            4,813
   Unamortized deferred compensation                                                                 (2,275)            (650)
   Accumulated other comprehensive loss                                                                (114)               -
   Accumulated deficit                                                                              (25,977)         (12,767)
                                                                                               -------------    -------------
           Total stockholders' equity (deficit)                                                     100,153           (8,495)
                                                                                               -------------    -------------
           Total liabilities and stockholders' equity                                              $109,787         $ 14,785
                                                                                               -------------    -------------
                                                                                               -------------    -------------


          The accompanying notes are an integral part of these consolidated financial statements.

                       Harris Interactive Inc.
                Consolidated Statements of Operations
           (In thousands, except share and per share amounts)
                           (Unaudited)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      MARCH 31,                         MARCH 31,
                                                                2000             1999             2000             1999

Revenues from services                                           $ 14,156         $  6,462         $ 35,993         $  19,927
Cost of services                                                    7,503            4,291           20,760            13,061
                                                            --------------  ---------------  ---------------  ----------------
           Gross profit                                             6,653            2,171           15,233             6,866
Operating expenses:
   Database development expenses                                    1,600            1,233            4,120             3,545
   Sales and marketing                                              2,863              388            5,716               859
   General and administrative expenses                              9,046            3,133           21,398             8,657
                                                            --------------  ---------------  ---------------  ----------------
           Operating loss                                          (6,856)          (2,583)         (16,001)           (6,195)

Interest and other income, net                                      1,340               32            1,670               151
                                                            --------------  ---------------  ---------------  ----------------
           Net loss                                                (5,516)          (2,551)         (14,331)           (6,044)

Accrued dividends on preferred stock                                    -             (294)            (738)             (882)
                                                            --------------  ---------------  ---------------  ----------------

Net loss available to holders of common stock                    $ (5,516)       $  (2,845)       $ (15,069)        $  (6,926)
                                                            --------------  ---------------  ---------------  ----------------
                                                            --------------  ---------------  ---------------  ----------------

Basic and diluted net loss per share                              $ (0.17)         $ (0.29)         $ (0.76)          $ (0.71)
                                                            --------------  ---------------  ---------------  ----------------
                                                            --------------  ---------------  ---------------  ----------------

   Weighted average shares outstanding - basic
    and diluted                                                32,157,898        9,680,664       19,796,104         9,753,697
                                                            --------------  ---------------  ---------------  ----------------
                                                            --------------  ---------------  ---------------  ----------------

Pro forma basic and diluted net loss per share                    $ (0.17)         $ (0.12)         $ (0.54)          $ (0.28)
                                                            --------------  ---------------  ---------------  ----------------
                                                            --------------  ---------------  ---------------  ----------------

Pro forma basic and diluted weighted average
 shares outstanding                                            32,157,898       21,470,942       26,655,902        21,543,975
                                                            --------------  ---------------  ---------------  ----------------


          The accompanying notes are an integral part of these consolidated financial statements.

                       HARRIS INTERACTIVE INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             2000               1999
Cash flows from operating activities:
     Net loss                                                                              $ (14,331)         $   (6,044)
     Adjustments to reconcile net loss to net cash
      used in operating activities -
         Depreciation and amortization                                                         2,309                 859
         Amortization of deferred compensation                                                   805                   -
         Increase (decrease) in -
            Accounts receivable                                                               (2,790)               (614)
            Costs and estimated earnings in excess of
             billings on uncompleted contracts                                                (2,906)               (388)
            Other current assets                                                              (1,744)               (336)
            Other assets                                                                        (313)                714
         Increase (decrease) in -
            Accounts payable                                                                   1,200                 295
            Accrued expenses                                                                   1,543              (1,157)
            Billings in excess of costs and estimated
             earnings on uncompleted contracts                                                (1,272)              1,306
                                                                                        -------------    ----------------
               Net cash used in operating activities                                         (17,499)             (5,365)
                                                                                        -------------    ----------------
Cash flows from investing activities:
     Purchase of marketable securities                                                       (61,940)                  -
     Sales of marketable securities                                                            7,800
     Repayment of loan to officer                                                                  -                  43
     Capital expenditures                                                                     (8,456)             (2,234)
                                                                                        -------------    ----------------
               Net cash used in investing activities                                         (62,596)             (2,191)
                                                                                        -------------    ----------------
Cash flows from financing activities:
     Principal payments under long-term debt                                                       -                (700)
     Increase (decrease) in short-term borrowings                                                759              (2,218)
     Net proceeds from initial public offering of common stock                                85,467                   -
     Net proceeds from issuance of preferred stock                                            19,945              14,105
     Net proceeds from issuance of common stock                                                1,000                   -
     Repurchase of common stock                                                                    -              (3,000)
                                                                                        -------------    ----------------
               Net cash provided by financing activities                                     107,171               8,187
                                                                                        -------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                                       8                   -
                                                                                        -------------    ----------------
Net increase in cash and cash equivalents                                                     27,084                 631
Cash and cash equivalents at beginning of year                                                   108                   4
                                                                                        -------------    ----------------

Cash and cash equivalents at end of year                                                   $  27,192          $      635
                                                                                        -------------    ----------------
                                                                                        -------------    ----------------

          The accompanying notes are an integral part of these consolidated financial statements.

                       HARRIS INTERACTIVE INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   Harris Interactive Inc. and subsidiaries (the Company) is a leading global market research firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for the HARRIS POLL, the Company has over 40 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the intructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 1999 has been prepared from the audited consolidated financial statements of the Company.

   These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 6, 1999. The results of operations for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   MARKETABLE SECURITIES

   Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of March 31, 2000. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

   Pro forma net loss per share has been computed by dividing net loss by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which was ultimately converted to common stock in conjunction with the initial public offering) as if the conversion occurred at the beginning of the period or at date of issuance, if later.

   INITIAL PUBLIC OFFERING

   On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $14.00 per share ("Offering"). The Offering was managed by Lehman Brothers, U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, E*Offering Corp. and Fidelity Capital Markets. Proceeds to the Company, after deduction of the Underwriters' discount and commission, totaled approximately $85.5 million, net of offering costs of approximately $1.4 million.

   Upon completion of the Offering, the Company's preferred stock was converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

COMPREHENSIVE LOSS

The components of the Company's total comprehensive loss ($000s) were:

                                                    Three Months Ended                          Nine Months Ended
                                          ---------------------------------------     --------------------------------------
                                              March 31,            March 31,              March 31,           March 31,
                                                2000                 1999                   2000                1999
                                          ------------------   ------------------     ------------------  ------------------
Net loss                                           $ (5,516)            $ (2,551)             $ (14,331)           $ (6,044)
Foreign currency translation
adjustments                                               8                                           8
Unrealized loss on marketable
securities                                              (60)                   -                   (122)                  -
                                          ------------------   ------------------     ------------------  ------------------
Total Comprehensive loss                           $ (5,568)            $ (2,551)             $ (14,445)           $ (6,044)
                                          ------------------   ------------------     ------------------  ------------------
                                          ------------------   ------------------     ------------------  ------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning our future prospects are "forward-looking statements" under the federal securities laws. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. We cannot assure you that future results will be achieved. Actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated December 6, 1999. You are encouraged to review such risk factors carefully.

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

Through fiscal 1998, all of our revenues were derived from custom research projects using traditional market research and polling methodologies. In fiscal 1999, revenues from those sources represented 90% of our total revenues, while revenues from Internet-based products represented 10% of total revenues. In the first nine months of fiscal 2000, revenues from traditional market research and polling methodologies represented 62% of total revenues, while revenues from Internet-based products represented 38% of total revenues. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet. We anticipate that, as our online business grows, revenues derived from Internet-based custom research, multi-client products and Harris Interactive Service Bureau research will represent the dominant portion of our total revenues.

Since June 30, 1999 the number of our Internet clients has grown from 47 to 261, 75 of which were added in the third quarter. Additionally, our Internet database of online panelists has expanded significantly during fiscal 2000, with approximately 3.5 million online panelists at June 30, 1999 and 6.2 million at March 31, 2000.

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

Gross profit represents revenues less variable project costs and associated direct labor. Variable project costs related to market research utilizing traditional methodologies include interviewer payroll, subcontractor charges, respondent incentives, telecommunication charges and mailing costs. In contrast, variable costs related to Internet-based market research are nominal. Direct labor costs consist primarily of survey design, analysis, and reporting costs and are comparable for both traditional and Internet-based methodologies. We anticipate that our gross profits will increase as the percentage of revenues we generate from Internet-based products and services increase.

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

Interest and other income primarily consist of income from investments in each period.

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. In the first nine months of fiscal 2000, we recognized compensation expense of approximately $0.8 million in connection with such transactions. There was no compensation expense recorded during the first nine months of fiscal 1999.

Our net losses were $14.3 million and $6.0 million in the first nine months of fiscal 2000 and fiscal 1999, respectively. The net losses were higher in the first nine months of fiscal 2000 due to the continued expansion of our business resulting in the addition of new personnel, increased marketing expenses, and higher costs associated with ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our transition from traditional to Internet-based market research.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        MARCH 31,                        MARCH 31,
                                                                2000              1999             2000             1999

Revenues from services                                               100%              100%             100%             100%
Cost of services                                                       53                66               58               66
                                                            --------------   ---------------   --------------   --------------
             Gross profit                                              47                34               42               34
Operating expenses:
    Database development expenses                                      11                19               11               18
    Sales and marketing                                                20                 6               16                4
    General and administrative                                         64                49               59               43
                                                            --------------   ---------------   --------------   --------------
             Operating loss                                           (48)              (40)             (44)             (31)

Interest income, net                                                    9                 1                4                1
                                                            --------------   ---------------   --------------   --------------

             Net loss                                                 (39)              (39)             (40)             (30)
                                                            --------------   ---------------   --------------   --------------
                                                            --------------   ---------------   --------------   --------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES FROM SERVICES. Total revenues increased 118% from $6.5 million in the third quarter of fiscal 1999 to $14.2 million in the third quarter of fiscal 2000. This increase was primarily due to increased customer demand for Internet-based market research products and services.

GROSS PROFIT. Gross profit increased to 47% in the third quarter of fiscal 2000 from 34% in the third quarter of fiscal 1999, primarily due to the significant expansion of Internet-related business relative to overall revenue growth.

DATABASE DEVELOPMENT EXPENSES. Database development expenses increased 33% to $1.6 million in the third quarter of fiscal 2000 from $1.2 million in the third quarter of fiscal 1999. The increase in the third quarter of fiscal 2000 is due to the continued expansion of the Company's online panel at a rate consistent with strategic objectives.

SALES AND MARKETING. Sales and marketing expenses increased 625% to $2.9 million in the third quarter of fiscal 2000 compared to $0.4 million in the comparable period in the prior year. The increase is primarily attributable to additional sales and marketing personnel as well as marketing efforts in support of our multi-client research products and Harris Interactive Service Bureau expansion.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 190% to $9.0 million in the third quarter of fiscal 2000 from $3.1 million in the third quarter of fiscal 1999. This increase was primarily attributable to increased staffing expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet, and compensation expense related to stock option grants.

INTEREST AND OTHER INCOME, NET. Net interest and other income totaled $1.3 million in the third quarter of fiscal 2000 as compared to $0.03 million in the third quarter of fiscal 1999. The increase was primarily due to increased cash and marketable security balances during fiscal 2000 resulting from a private placement of Class B preferred stock in October 1999 and completion of our initial public offering in December 1999.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES FROM SERVICES. Total revenues increased 81% from $19.9 million in the first nine months of fiscal 1999 to $36.0 million in the first nine months of fiscal 2000. This increase was primarily due to increased customer demand for Internet-based market research products and services.

GROSS PROFIT. Gross profit increased to 42% for the first nine months of fiscal 2000 from 34% in the same period last year, primarily due to the significant expansion of Internet-related business relative to overall revenue growth.

DATABASE DEVELOPMENT EXPENSES. Database development expenses increased 17% to $4.1 million in the first nine months of fiscal 2000 compared to $3.5 million in the comparable period of fiscal 1999. The increase is primarily attributable to expenses associated with payments to Excite@Home for the acquisition of additional names for our Internet panel.

SALES AND MARKETING. Sales and marketing costs were $5.7 million for the first nine months of fiscal 2000 compared to $0.9 million for the same period in the prior year. The increase is primarily related to additional sales and marketing personnel as well as marketing efforts in support of our multi-client research products and Harris Interactive Service Bureau expansion.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 146% from $8.7 million in the first nine months of fiscal 1999 to $21.4 million in the first nine months of fiscal 2000. The increase was primarily due to increased staffing expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet, and compensation expense related to stock option grants.

INTEREST AND OTHER INCOME, NET. Net interest and other income was $1.7 million for the first nine months of fiscal 2000 as compared to $0.2 million for the first nine months of fiscal 1999. The increase was primarily attributable to increased cash and marketable security balances during fiscal 2000 resulting from a private placement of Class B preferred stock and completion of our initial public offering in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through bank financings and, more recently, issuances of our common and preferred stock. In December 1999 we completed the initial public offering of 6,670,000 shares of our common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $85.5 million.

Net cash used in operating activities was $17.5 million for the first nine months of fiscal 2000, and $5.4 million for the same period during fiscal 1999. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

Net cash used in investing activities was $62.6 million for the first nine months of fiscal 2000 and $2.2 million for the same period in the prior year. The increase was primarily attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock, pending the use of these proceeds for working capital, expansion of our Internet panel, and development of new technologies, products, and services.

Net cash provided by financing activities was $107.1 million for the first nine months of fiscal 2000 and $8.2 million for the same period during fiscal 1999. In fiscal 2000, our financing activities primarily consisted of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.5 million, as well as a private placement of our Class B preferred stock with net proceeds of $19.9 million.

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

YEAR 2000

On and after January 1, 2000, the Company has experienced no material disruptions of its computer and microprocessor-based devices or operating difficulties of mission critical applications. In addition, the Company is not aware of any difficulties with its products or services nor has the Company experienced any material problems related to applications or devices provided by critical external parties for use by the Company. We have no reason to believe that Year 2000 failures will seriously affect us in the future. However, given the proximity to January 1, 2000 and the possibility of latent Year 2000 defects, we cannot yet be sure that we will not experience Year 2000 failures or be affected by third-party Year 2000 failures. The Company will continue to monitor the operations of its computers and micro-processor-based devices for any Year 2000 related problems.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company registered and completed an initial public offering of 6,670,000 shares of its common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $14.00 per share or an aggregate offering of $93.4 million ("Offering"). The offering was managed by Lehman Brothers, U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, E*Offering Corp. and Fidelity Capital Markets. Proceeds to the Company from the offering, after deduction of the Underwriters' discount and commission, totaled approximately $85.5 million, net of offering costs of approximately $1.4 million.

The Company issued and sold an aggregate of 179,200 shares of its common stock to employees during March, 2000, upon the exercise of options granted by the Company's board of directors pursuant to the Company's 1997 stock option plan, at prices ranging from $.35 to $1.26 per share, for an aggregate cash consideration of $123,214. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 of the Securities Act of 1933. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

Through March 31, 2000, the Company used a portion of the proceeds from its public offerings as follows:

(i) approximately $13.4 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $2.1 million of net cash used for the expansion of our Internet panel and (iii) $0.5 million of net cash used in connection with the repayment of short-term borrowings.

Upon completion of the offering, the Company's preferred stock was converted into 14,381,445 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        None

ITEM 5 - OTHER INFORMATION                                          None

                          PART II: OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits:
            - 11 Statement regarding computation of per share earnings
            - 27 Financial Data Schedule

(b) - Reports on Form 8-K                                              None

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 15, 2000                     Harrris Interactive Inc.

                                  By/s/ BRUCE A. NEWMAN

                                        Bruce A. Newman
                                        Chief Financial Officer