Form 10-K
period 2000-06-30
HARRIS INTERACTIVE INC
filed 2000-09-27
CIK 1094238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

           Securities registered pursuant to Section (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

    Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 15, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was $56,637,288.

    As of September 15, 2000, 34,196,558 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement (to by filed pursuant to Regulation 14A) for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    THE DISCUSSION IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON THE INFORMATION AVAILABLE TO THE HARRIS INTERACTIVE INC. ON THE DATE HEREOF, AND HARRIS INTERACTIVE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN RISK FACTORS OF THIS DOCUMENT. THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS HARRIS INTERACTIVE FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS OUR PROSPECTUS DATED DECEMBER 6, 1999 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 7, 1999, SHOULD ALSO BE REVIEWED.

OVERVIEW

    Harris Interactive Inc., a Delaware corporation, and its subsidiaries (together with its subsidiaries "Harris Interactive", "we", "our", "us", or the "Company") is a leading market research and polling firm, using Internet-based and traditional methodologies to provide information about the views, experiences and attitudes of people worldwide to a broad range of companies, non-profit organizations and governmental agencies. Known for our HARRIS POLL, we have over 40 years experience in providing our clients with market research and polling services. Our Internet-based and traditional market research and polling services include:

    - research studies conducted on specific issues for specific customers - CUSTOM RESEARCH,

    - research studies on issues of general interest developed and sold to numerous clients - MULTI-CLIENT RESEARCH,

    - research conducted for other research firms - SERVICE BUREAU RESEARCH, and

    - outsourced customer relationship services - CUSTOMER RELATIONSHIP
      SERVICES.

    In September 1997, we began developing our Internet panel and our proprietary technology infrastructure to provide our clients with online market research and polling products and services. As of June 30, 2000, our Internet panel consisted of more than 6.5 million individuals who have voluntarily agreed to participate in our various online market research and polling studies. Our Internet panel has developed and expanded in large part through our strategic relationship with Excite@Home, a leading Internet portal. We believe our Internet panel is larger than those of any of our competitors. Consequently, we believe we are the leading Internet-based market research and polling firm in the world. Our extensive Internet panel and proprietary technology infrastructure enable us to offer Internet-based market research and polling products and services which meet our clients' needs for fast, comprehensive and accurate information.

    Historically, we have provided our market research services exclusively through traditional methodologies, including direct mail, telephone surveys, mall intercepts, focus groups and in-person interviews. We believe, however, that the Internet is changing our industry. Accordingly, we have made, and will continue to make, significant expenditures in the development of our technology platform, our Internet panel and management and staff to lead the transformation of the market research and polling industry to an Internet-based platform.

    The HARRIS POLL is a registered trademark of Harris Interactive. This 10-K also includes other trademarks, trade names and service marks of Harris Interactive and of other parties.

OUR MARKET OPPORTUNITY

GENERAL OVERVIEW

    Companies are operating in an increasingly complex business environment, characterized by heightened competition, consolidation, globalization of product markets, shortened product life cycles and rapidly changing consumer preferences. This business environment has escalated the need for accurate and timely information about the preferences, needs, purchase behavior and brand recognition of existing and potential clients. Companies also need continuous tracking capabilities so that they can ascertain product performance and competitive position, monitor consumer satisfaction, measure advertising effectiveness and determine price sensitivity.

    Historically, information-gathering and tracking functions in market research have been performed using traditional market research methodologies. The ability of traditional market research methodologies to deliver accurate and objective data rapidly is limited by high data acquisition costs, small sample sizes and the extensive time required to perform the research. As a result, broad-based research projects, which require a large number of survey participants, are prohibitively costly except for companies and organizations with significant resources. The growth and rapid adoption of the Internet is changing the market research and polling industry, making it possible for the first time to survey a very broad, diverse population at low cost and at speeds that are unattainable through any other method.

THE INTERNET AND ITS IMPACT ON THE MARKET RESEARCH AND POLLING INDUSTRY

    The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to gather and share information and conduct business electronically. The use of the Internet as a market research and polling tool is still in its early stages.

    Companies first began testing the use of the Internet to conduct market research and polling in 1995, at a time when less than 10 million persons in the United States had access to the Internet and the population on the Internet was not representative of the general population. We believe that, as Internet usage has increased, the demographic composition of those using the Internet has shifted to better reflect the characteristics of the overall population. As a result, with standard market research weighting procedures, the Internet is now a viable medium to conduct market research.

    We believe that Internet-based market research and polling offers significant advantages over traditional methodologies. These advantages include:

    - VERSATILITY--Internet-based market research combines the interactivity of telephone sampling with the visual capabilities of mail surveys. Pictures, graphics, advertising copy and other visual materials can be viewed over the Internet, a feature not available with telephone sampling. With Internet-based methodology, questions and their sequence in surveys can be modified as panelists respond. Mail panel surveys, in contrast, are limited to the order and content in the printed text of the survey.

    - SPEED--Responses from the online panelists are generally received within several days, while mail panelists' responses are generally received over several weeks. Further, when compared to a telephone survey, the speed advantage of the Internet model becomes greater as sample sizes increase.

    - COST-EFFICIENCY--Internet-based market research and polling offers significant cost benefits when compared to traditional market research methodologies. Under traditional methodologies, the sample size of a survey is limited due to the high data collection costs per response. However, utilizing Internet-based market research methods, larger and more robust sample sizes can be used for effectively the same cost, or the same sample size can be used to reduce the overall cost of a study.

    - PRODUCTIVITY--The Internet is user-friendly to online panelists because surveys can be completed at the convenience of the participant and can be conducted 24 hours per day, seven days per week. In addition, because online panelists can read questions faster than they can listen, more questions can be asked to panelists in the same amount of time on the Internet than with traditional telephone survey methods. In our experience, a mail survey typically takes approximately six weeks from design to completion. In contrast, Internet surveys can generally be completed in two to seven days.

THE HARRIS INTERACTIVE ADVANTAGE

    We offer a broad suite of Internet-based market research and polling products and services to meet our clients' needs for rapid, comprehensive and accurate information about the opinions, experiences and attitudes of people worldwide. We possess several key competitive advantages that we believe will enable us to maintain and expand our leading market position in Internet-based research. Our key competitive advantages include:

    LARGEST INTERNET PANEL. We have developed what we believe to be the largest Internet panel in the world. As of June 30, 2000, our Internet panel consisted of more than 6.5 million online panelists, who are individuals that have voluntarily agreed to participate in our various online research studies. Our large and diverse Internet panel enables us to:

    - conduct a broad range of customer specific or multi-client research studies across a wide set of industries;

    - utilize survey sizes that range from a large representative sample of the overall population to targeted subsets;

    - market new research products and services through co-branded alliances that we historically could not develop;

    - market our online panel to other research firms through the Harris Interactive Service Bureau, enabling us to penetrate new markets in which we do not have relationships or specific expertise.

    The database is net of approximately 3.5 million people who, since we began building the database in 1997, have asked to be removed (unsubscribes) or no longer have valid e-mail addresses (bouncebacks). Of the 6.5 million remaining, the database consists of almost 6.4 million for whom we have at least three of the following demographics: age, gender, zip code, state, education, race, marital status, or country.

    Regarding participation rates, Nielsen/Netratings produces monthly activity reports for many Internet sites, including among others the Company's site. Nielsen/Netrating's reported audience measurement estimate of unique visitors to the Harris Interactive survey web-site was 2,542,000 for June, 2000, the only month in our last fiscal year for which Nielsen/Netratings reported combined home and work measurements.

    PROPRIETARY TECHNOLOGY INFRASTRUCTURE. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. Since the beginning of fiscal 1998 through year end fiscal 2000, we have expended approximately $21.6 million to develop and maintain our technology infrastructure, data analysis techniques, and internal systems and procedures to capitalize on the Internet opportunity within our industry.

    Key elements of our technology infrastructure include:

    - A high speed customized e-mail system, which enables us to rapidly format, target and deliver over 290,000 e-mails per hour, inviting panelists in our database to participate in our online surveys.

    - A sophisticated survey engine, which can be programmed to conduct 145,000 interactive, five-minute surveys per hour in any language supported by Microsoft Word.

    - An advanced survey dispatcher system, which monitors, controls and allocates all respondent contact and survey results across our servers. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions to ensure high quality data collection.

    - Customizable multi-language registration and polling system, which allows new and existing panel members to add, delete or update registration information online. In addition, this system, for which a patent application has been filed, recognizes each panelist's language preferences and delivers the survey in that language.

    We have developed flexible, automated reporting tools which will allow online access to survey information at any time and speed the process of data delivery to clients. We have designed our technology infrastructure to be scalable, which means that it can accommodate the expansion of our business without significant modifications to our existing system design.

    STRONG BRAND NAME AND LONG-STANDING CLIENT RELATIONSHIPS. We believe the HARRIS POLL is one of the best known polls operating in the United States today. For over 40 years, the HARRIS POLL has been recognized as providing trusted market research products and services to a broad range of companies, non-profit organizations and governmental agencies. We use a variety of marketing strategies to heighten awareness of and enhance brand recognition of the HARRIS POLL, Harris Interactive and our Internet-based products and services.

    STRATEGIC RELATIONSHIP WITH EXCITE@HOME. We entered into an agreement with Excite@Home that will enable us to expand and replenish our Internet panel. Our relationship with MatchLogic, Inc., a subsidiary of Excite@Home, began in 1997 and we have obtained more than 90% of the more than 6.5 million names in our Internet panel from that relationship. Effective October 1999, we entered into an agreement with Excite@Home which continues until September 30, 2002. Under this agreement, we have exclusive ownership of the names of individuals who have voluntarily participated in a survey and who have affirmatively expressed a desire to participate in our future surveys. We own these names exclusively for purposes of conducting research studies. Excite@Home has exclusive ownership of the names for all other purposes. The agreement provides that Excite@Home will deliver a guaranteed number of names each calendar quarter in consideration for a monthly fee paid by us. The agreement provides us with a rapid and cost-efficient means of building and replenishing our Internet panel. Our agreement with Excite@Home will automatically renew for successive one-year terms after September 30, 2002, subject to either party's right to terminate upon 120 days prior notice. We have also entered into agreements with Excite@Home for the provision of research services, including custom research and multi-client research products, and for the use and distribution of our ECOMMERCEPULSE multi-client research product.

OUR PRODUCTS AND SERVICES

    We are a full-service provider of market research and polling services, utilizing both Internet-based and traditional survey methodologies. In
June 2000,we realigned our operations to focus on specific vertical markets. These vertical markets include, but are not limited to, e-commerce, consumer packaged goods, automotive, financial services, health care, technology and education. By aligning all of our support functions (e.g. sales, marketing, research staff) on specific vertical markets, we expect to better leverage the various multi-client and custom services that we offer, as well as, better serve our clients.

    Our business model comprises four main sources of revenues:

    - custom research;

    - multi-client research;

    - service bureau research; and

    - customer relationship services.

    Our custom research products and services and our customer relationship services are provided using both traditional and Internet-based methodologies. We are transitioning our custom research and polling products and services to Internet-based research. Our remaining products have been developed exclusively using the Internet-based model. During fiscal 2000, 59% of our total revenues were derived from custom research utilizing traditional research methods, and 41% of our total revenues were derived from our Internet-based products and services. For Fiscal 1999, 90% of our total revenues were derived from custom research utilizing traditional research methods, and 10% of our revenues were derived from our Internet-based products and services. Through fiscal 1998, all of our revenues were derived from custom research products using traditional market research and polling methodologies. We are dedicating a significant amount of our financial and management resources to developing and marketing additional products and services which utilize our Internet-based methodologies.

    The following table summarizes our products and services.

PRODUCT TYPE                            DESCRIPTION                    METHODOLOGY
------------                   -----------------------------  -----------------------------
Custom Research                Market research and polling    Traditional and
                               conducted on an issue          Internet-based
                               specifically by a client

Multi-Client Research          Studies developed for and      Internet-based
                               sold to a large number of
                               clients who have a similar
                               interest in a particular
                               subject area

Harris Interactive Service     Market research and polling    Internet-based
  Bureau                       conducted for other market
                               research organizations

Customer Relationship          Outsourced customer service    Traditional and
  Services                     operations for corporations    Internet-based
                               and organizations

CUSTOM RESEARCH

    For more than 40 years, we have provided custom business and consumer research to a broad range of companies, non-profit organizations and governmental agencies. This wealth of experience has provided us with the foundation to conduct custom research using the Internet to perform efficient, cost-effective data collection. As a result of our long history in providing custom research, we have particular expertise in the following markets:

    - office equipment and technology;

    - pharmaceuticals;

    - healthcare;

    - education and public policy; and

    - transportation.

    We conduct custom research to produce a variety of client-specific surveys and polls, including customer satisfaction surveys, market share studies, new product introduction studies and brand recognition studies. A custom research project comprises three distinct phases:

    - DESIGN--meetings with our client to discuss the objectives and reasons for the study; determine the research procedure such as a mail, telephone or Internet survey, focus group meetings or personal interviews; identify the population to be surveyed; and design the survey questionnaire or focus group protocol.

    - DATA COLLECTION--interviews conducted through the use of computer-aided Internet or telephone interviewing software, by mail or in person, or holding focus group meetings; and follow-up procedures to assure that surveys are returned and interviews are completed.

    - ANALYSIS AND REPORTING--review of collected data for sufficiency and completeness; segmentation of data for analysis by desired demographic, business or industry characteristics; and preparation and delivery of the report.

    We use our proprietary sample design techniques and our questionnaire development process to collect complete and accurate information responsive to the specific inquiries of our clients. We have developed in-depth data collection techniques that enhance the integrity and reliability of our sample database. We also take affirmative steps to assure that our responses are derived from the appropriate decision makers in each particular survey so as to assure the accuracy of our results. As a result, we are able to deliver samplings that represent the desired demographics of our clients based on our significant expertise in assembling appropriate samples and in developing effective survey content.

MULTI-CLIENT RESEARCH

    Multi-client research products are studies that are conducted and sold on one time or subscription basis to a large number of individuals or companies that have an interest in a particular market segment or research application. To develop our multi-client products, we utilize a rigorous, proprietary, Strategic Marketing Implementation Process (SMIP). The SMIP ensures our products are consistent with the Company's strategic direction, are meaningful in the targeted marketplace, and are of superior value. Our multi-client products are developed on an independent or co-branded basis and are marketed by us. Co-branding involves the development and marketing of a study with another party having a unique experience base in a particular subject or market. Agreements for co-branded studies are negotiated on a case-by-case basis, with revenues generally applied to specified categories of expenses and any profits shared equally. These products enable our clients to conduct research and collect useful data in their areas of expertise that they could not conduct without our Internet panel and technology infrastructure. By combining their expertise, the vast database of Internet respondents, and our Internet-based market research capabilities, we are able to develop and market a product that benefits both parties.

HARRIS INTERACTIVE SERVICE BUREAU

    Our Harris Interactive Service Bureau (HISB) conducts Internet-based market research for other market research firms and other organizations that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such a capability themselves. Harris Interactive Service Bureau provides us with a revenue-generating source utilizing our data collection capabilities, our proprietary Internet panel and our scalable technology infrastructure. It enables us to penetrate markets or industries in which we do not have relationships or specific expertise. We believe that Harris Interactive Service Bureau reduces the likelihood that those market research firms and other organizations, which are our clients, will invest significant financial and management resources in developing their own Internet-based market research capabilities.

    Harris Interactive Service Bureau clients can access our data collection facilities on a long-term, continuous basis or on a project-by-project basis. During fiscal 2000, the number of market research firms that use HISB increased to 37, up from 5 at the end of fiscal 1999.

CUSTOMER RELATIONSHIP SERVICES

    By combining our traditional telephone research capabilities, our experience in customer contact services, and our sophisticated technology infrastructure, we provide high quality customer relationship services to clients. Our services include maintaining customer contact on behalf of our clients for the collection of customer-specific data and providing "help desk" services. We have an agreement to use LivePerson, an interactive communications software program, that allows us to provide assistance to the customers of our clients using both the telephone and the Internet. The LivePerson software enables us to transition the utilization of our market research telephone interviewing facilities and personnel to Internet-based customer relationship services.

OUR CLIENTS

    For over 40 years, we have provided high quality market research products and services to a broad range of companies, non-profit organizations and governmental agencies. We ended fiscal 2000 with 363 Internet-based research clients, an increase of over 672% for the year.

    For the year ended June 30, 2000, revenues from the Company's largest customer comprised 18% of total revenues. For the year ended June 30, 1999, revenues from the Company's two largest customers comprised 15% and 14% of revenues, respectively. For the year ended June 30, 1998, revenues from the two largest customers comprised 19% and 15% of revenues.

OUR SALES AND MARKETING PROGRAMS

    We have designed and implemented a broad range of sales and marketing programs, intended to:

    - raise the brand awareness of Harris Interactive;

    - generate sales leads to add new clients who purchase our products and services;

    - recruit new members to expand our Internet panel; and

    - support our global network.

    Our marketing activities are strategically planned to be fully integrated. Major marketing efforts include public relations, trade show participation, both offline advertising and online promotion, as well as direct marketing.

    - PUBLIC RELATIONS. We have retained Burson-Marsteller, a large global public relations firm and subsidiary of Young & Rubicam Inc. Burson-Marsteller helps us develop and deploy critical communication in the areas of public affairs and government relations, issues management, and media relations in the United States and globally.

    - TRADE SHOWS. We have participated and will continue to participate in a large number of industry tradeshows where we share our expertise with attendees to further our position as a global leader in Internet-based research.

    - OFFLINE ADVERTISING. We use print advertising to promote our brand name and our associated products and services. One of our significant offline promotional activities is our continuous release of the HARRIS POLL results to the public. These results are reported by various national newswire services.

    - ONLINE PROMOTION. We have agreements with Excite@Home and more than 20 other Internet sites, which allow us to place the HARRIS POLL icon on these online portals or websites. The HARRIS POLL icon provides a direct link to the panel registration area of our website. Other online promotions are undertaken from time to time to recruit special segments to our panel such as senior citizens, minorities, and Information Technology ("IT") users.

OUR COMPETITION

    The traditional market research and polling industry is highly competitive. The Internet-based market research and polling industry is new and rapidly evolving. We expect competition to intensify as existing market research firms recognize the significance of the Internet to their business and as other companies already engaged in Internet-based services recognize the potential market.

    In our traditional market research and polling business, we compete on the basis of:

    - our proprietary sample designs techniques;

    - our questionnaire development;

    - our in-depth data collection; and

    - our ability to deliver samplings that represent the desired demographics of our clients.

    We believe that the primary competitive factors in the Internet-based market research and polling industry are:

    - a large and diverse proprietary Internet panel, with geographic scope and demographic depth;

    - a scalable proprietary Internet technology platform to provide a variety of services and operational support;

    - quality, depth and breadth of products and services offered;

    - brand recognition and strong reputation; and

    - cost.

    In the delivery of both our traditional and Internet-based market research products and services, we compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares larger than our own.

    We will likely also face competition in the future from other traditional market research firms who move into Internet-based technologies or other companies with access to large databases of individuals with whom they can communicate on the Internet. These companies may, either alone or in alliances with other firms, attempt to penetrate this market.

    Many of our current and potential competitors have longer operating histories or significantly greater financial and marketing resources. These competitors may be able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, partners and potential customers. Further, our competitors and potential competitors may develop technologies that are superior to ours or that achieve greater market acceptance than our own.

OUR INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    Our success is dependent upon proprietary software technology, research methods, data analysis techniques, and internal systems and procedures that we have developed to address client and Internet-based market research needs. Our intellectual property is essential to our success and we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and license agreements with our employees, clients, independent contractors and other third parties to further protect our proprietary rights, software and procedures. We currently have two patents pending. One pending patent covers a multi-location and multi-language registration and polling system being placed on a variety of websites. Our other pending patent covers our CONCEPTLOC encryption system. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available.

    Under the terms of our acquisition of Louis Harris and Associates, we purchased the HARRIS name including HARRIS POLL, for global use except for use in Europe and the European portion of the former Soviet Union (the "Territory"). The prior owner of Louis Harris and Associates sold the HARRIS name for use in the Territory, and those rights are now owned by Taylor Nelson Sofres plc. ("TNS"). In February 2000, we entered into a trade mark license agreement with TNS, which provides us with a non-transferable license to use the names HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE, and HARRIS POLL INTERACTIVE within the Territory. Our use of these trademarks is permitted only in connection with market research services involving use of the Internet, we may not otherwise use the HARRIS name in the Territory. The agreement prohibits TNS from using HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE and HARRIS POLL INTERACTIVE, or confusingly similar marks within the Territory, and provides that TNS will not contest our use of "HPOL", within the Territory. TNS retains the right to use the HARRIS name within the Territory unless such use indicates a connection with the Internet and is confusingly similar to the marks licensed to us. TNS also retains the right to terminate the license in the event of
(i) our insolvency or our breach of the agreement, (ii) the termination of separate agreements between us and TNS relating to our providing TNS with access to our panelist database, and/or (iii) a change of control or sale of substantially all of our business or assets of Harris Interactive in favor of a competitor of TNS; provided however, in the latter two cases we may purchase perpetual rights to the license.

    We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation. The steps taken by us to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us.

    In addition, there can be no assurance that third parties will not independently develop functionally equivalent or superior systems, software or procedures. We believe that our systems, software and procedures and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claim will not require us to enter into materially adverse license agreements or result in protracted and costly litigation, regardless of the merits of such claims.

EMPLOYEES

    As of June 30, 2000, we employed a total of 1,072 persons on a full-time basis. We also employed 190 part-time individuals. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

EXECUTIVE OFFICERS

    The following persons are our executive officers who are not also directors. These individuals have been elected by and are serving at the discretion of our board of directors:

NAME                  AGE      POSITION
----                --------   --------
Dennis Bhame......     52      Executive Vice President, Human Resources
Arthur E. Coles...     57      Group President, Health Care and Public Policy
Jeffrey Glauber...     37      Executive Vice President, Corporate Marketing
Ronald Knight.....     61      Group President, Business & Consumer Services; Consulting &
                               Brand Management
Kathy C. Lee......     45      Executive Vice President, Sales
Bruce A. Newman...     46      Chief Financial Officer, Secretary and Treasurer
Gregory T.             38      Group President, Emerging Markets
Novak.............

    The following is a brief account of the business experience of each of the above executive officers:

    DENNIS K. BHAME has served as the Executive Vice President of Human Resources since April 2000. Prior to joining our company, Mr. Bhame spent
16 years at Bausch & Lomb, most recently as Vice President, Global Human Resources, Eyeware Division. He worked as a human resource professional at Burroughs Corporation and Moore Business Forms prior to joining Bausch & Lomb. Mr. Bhame holds a B.S. in Business Management from New Hampshire College.

    ARTHUR E. COLES has served as our Group President, Health Care and Public Policy, since July 2000. From June 1999 to June 2000, Mr. Coles was our Executive Vice President of Marketing and Business Development. Mr. Coles was President and Chief Executive Officer of our largest subsidiary from June 1997 to June 1999. Prior to joining our company, Mr. Coles worked for Eastman Kodak Company, where he served as Vice President of Strategic Planning for the Digital Imaging Division. Prior to this, he spent over 30 years at Xerox Corporation in a variety of general management, marketing, and operational roles. Mr. Coles received an M.B.A. from the Rochester Institute of Technology and a B.S. in Mathematics from the State University of New York at Albany.

    JEFFREY M. GLAUBER has served as our Executive Vice President of Corporate Marketing since May 2000. Prior to joining our company, Mr. Glauber worked for Reckitt Benckiser, from August 1996 through February 2000, in both the US and the Netherlands. Most recently he was based in Amsterdam, serving as the International Category Marketing Director for their worldwide automatic dishwashing detergent business. Prior to this he was based in Greenwich, Connecticut managing the company's US automatic dishwashing products. Before joining Benckiser, Mr. Glauber worked as a Brand Manager for Kraft Foods in their Desserts & Snacks Division from August 1991 through August 1996.
Mr. Glauber received an M.B.A. from Harvard University and a B.A. in Government from Hamilton College.

    RONALD B. KNIGHT has served as Group President, Business and Consumer Services; Consulting & Brand Management since July 2000. Prior to joining our company, Mr. Knight was the Chief Operating Officer for The Sutherland Group from September 1998 through July 2000. He is the former Vice President and Chief of Staff of Business Operations for Xerox Corporation's Production Systems Group
(PSG) where he worked for 30 years. He served as a Lieutenant in the U.S. Navy and worked as a financial analyst for General Motors prior to joining Xerox Corporation. Mr. Knight holds a B.S. in Business Administration from the University of Rochester, and an M.B.A. from the University of Rhode Island.

    KATHY C. LEE has served as our Executive Vice President of Sales since
July 1999. Prior to joining our company, she spent 22 years with IBM, holding a variety of sales and sales management positions. Ms. Lee received her B.S. in Business Administration and Political Science from Albion College.

    BRUCE A. NEWMAN has served as our Chief Financial Officer, Secretary and Treasurer since January 1986. From July 1980 to January 1986, Mr. Newman served as Treasury Manager of The Case-Hoyt Corporation, a national printer. From
July 1975 to August 1978, Mr. Newman worked for Price Waterhouse. Mr. Newman received a B.A. in Accounting from the State University of New York at Albany and is a Certified Public Accountant.

    GREGORY T. NOVAK has served as Group President, Emerging Markets, since July 2000. From June 1999 and June 2000, Mr. Novak was the President of our Internet Division. Prior to joining our company, Mr. Novak was Vice President/General Manager of Lightnin America's, a unit of GSX. Mr. Novak received an M.S. in Management from Purdue University's Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh. Mr. Novak is also a graduate of General Electric's Nuclear Power Engineering Program and Corporate Analyst's Training and Development Program.

ITEM 2.  PROPERTIES

    Our principal office is located in Rochester, New York, under a lease that expires in June 2003. In addition, we lease data collection centers, which include telephone interviewing and customer relationship services, in Rochester, New York, Vestal, New York and Boardman Ohio, and we lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, San Francisco, California, Chicago, Illinois, Charlotte, North Carolina and Arlington, Virginia. In July 2000, we announced the closing of the Vestal, New York facility as part of our strategic realignment, effective September 2000.

    We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock has been quoted on the Nasdaq National Market system under the symbol "HPOL" since our initial public offering on December 6, 1999. Before then, there was no public market for our common stock. The following quotations are furnished by Nasdaq for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low prices per share of our common stock.

                                                                   PRICE RANGE
                                                                    OF COMMON
                                                                      STOCK
                                                              ----------------------
                                                                HIGH          LOW
                                                              --------      --------
Year ending June 30, 2000:
Second Quarter (from December 6, 1999)......................     24            13
Third Quarter...............................................     21             6
Fourth Quarter..............................................      7 7/8         3

HOLDERS

    At September 15, 2000, the Company's common stock was held by approximately 4,370 shareholders of record or through nominee or street name accounts with brokers.

DIVIDENDS

    We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

    On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $14.00 per share or an aggregate offering of $93.4 million (the "Offering"). The Offering was managed by Lehman Brothers, U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, E*Offering Corp. and Fidelity Capital Markets. Proceeds to the Company from the Offering, after deduction of the Underwriters' discount and commission, totaled approximately $85.5 million, net of offering costs of approximately $1.4 million.

    In September and October of 1999, the Company sold 200,000 shares of Class B preferred stock for an aggregate purchase price of $20,000,000 to Young & Rubicam Inc., Excite, Inc., Sequel Limited Partnership II, Sequel Entrepreneur's Fund II L.P. and Riedman Corporation. Upon the closing of our public offering in December of 1999, the shares of Class B preferred stock automatically converted into 2,591,167 shares of common stock. The shares of Class B preferred stock were issued in reliance upon Section 4(2) of the Securities Act of 1933.

    The Company issued and sold an aggregate of 1,701,000 shares of its common stock to employees during the fourth quarter of fiscal 2000, upon the exercise of options granted under the Company's

1997 stock option plan, prior to the Offering, at prices ranging from $.18 to $3.70 per share, for an aggregate cash consideration of $508,848. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 of the Securities Act of 1933. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

    In addition, the Company issued an aggregate of 85,193 shares of its common stock upon the exercise of warrants granted by the Company, at a price of $1.50. Each warrant had a net exercise provision under which the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares, based on the fair market value of our stock at the time of the exercise of the warrant, after deducting the aggregate exercise price. All such transactions were conducted using the net exercise provision during the fourth quarter of fiscal 2000. The Company relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of those shares.

    During the period December 6, 1999 through June 30, 2000, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $21.5 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $3.6 million of net cash used for the expansion of our Internet panel and (iii) $0.5 million of net cash used in connection with the repayment of short-term borrowings.

    Upon completion of the Offering, the Company's preferred stock was converted into 14,381,445 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The consolidated financial data for the years ended June 30,

1996 and 1997 reflect the results of operations and balance sheet data of Gordon
S. Black Corporation, our predecessor corporation.

                                                                YEAR ENDED JUNE 30,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues from services........................  $ 51,289   $ 28,965   $26,290    $23,327    $14,625
Cost of services..............................    28,600     19,086    16,618     15,629     10,209
                                                --------   --------   -------    -------    -------
Gross profit..................................    22,689      9,879     9,672      7,698      4,416
Operating expenses:
  Internet database development expenses......     5,647      4,505     2,753         --         --
  Sales and marketing expenses................     8,665      1,316       957        513        336
  General and administrative expenses.........    32,209     13,085     8,855      5,878      3,445
                                                --------   --------   -------    -------    -------
Operating (loss) income.......................   (23,832)    (9,027)   (2,893)     1,307        635
Interest and other income, net................     2,940        180      (160)       (89)        13
(Loss) income before income tax...............   (20,892)    (8,847)   (3,053)     1,218        648
Income tax expense (benefit)..................        50         --    (1,114)       490        260
                                                --------   --------   -------    -------    -------
Net (loss) income.............................   (20,942)    (8,847)   (1,939)       728        388
Accrued dividends on preferred stock..........      (738)    (1,176)       --         --         --
                                                --------   --------   -------    -------    -------
Net loss available to holders of common
  stock.......................................  $(21,680)  $(10,023)  $(1,939)   $   728    $   388
                                                ========   ========   =======    =======    =======
(Loss) income per share -- basic and
  diluted.....................................  $  (0.93)  $  (1.01)  $ (0.16)   $  0.06    $  0.03
                                                ========   ========   =======    =======    =======
Weighted average shares outstanding --
  basic.......................................    23,318      9,955    11,903     11,742     11,635
Weighted average shares outstanding --
  diluted.....................................    23,318      9,955    11,903     12,372     11,955
Pro forma basic and diluted net loss per share
  (unaudited).................................  $  (0.73)  $  (0.41)
                                                ========   ========
Pro forma basic and diluted weighted average
  shares
outstanding, (unaudited)......................    28,854     21,746

SELECTED OPERATING DATA:
Sales Growth..................................        77%        10%       13%        60%        34%
Capital Expenditures..........................    12,092      4,372       977        672        189

BALANCE SHEET DATA (AT END OF PERIOD):
Cash, cash equivalents and marketable
  securities..................................    72,892        108         4        349      1,073
Working capital (deficit).....................    78,698        552    (2,196)       (31)      (246)
Total assets..................................   104,452     14,785     9,798      9,721      6,628
Long-term debt, excluding current
  installment.................................        --         --       400        700      1,100
Mandatory redeemable preferred stock..........        --     15,876        --         --         --
Total stockholders' equity (deficit)..........    94,350     (8,496)      947      2,392      1,663

    The pro forma net loss per share has been computed by dividing net loss by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were automatically converted to common stock in conjunction with the Company's initial public offering) as if the conversion occurred at the beginning of the period or at the date of issuance, if later.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

OVERVIEW

    We provide market research and polling products and services to a broad range of companies, non-profit organizations and governmental agencies. Since 1956, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling products and services.

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

    Through fiscal 1998, all of our revenues were derived from custom research projects using traditional market research and polling methodologies. In fiscal 1999, revenues from those sources represented $26,055 or 90% of our total revenues, while revenues from Internet-based products represented $2,910 or 10% of total revenues. During fiscal 2000, revenues from traditional market research and polling methodologies represented $30,301 or 59% of total revenues, while revenues from Internet-based products represented $20,988 or 41% of total revenues. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet. We anticipate that, as our online business grows, revenues derived from Internet-based custom research, multi-client products and Harris Interactive Service Bureau research will represent the dominant portion of our total revenues.

    The number of our Internet clients has grown from 47 at June 30, 1999 to 363 at June 30, 2000, 102 of which were added in the fourth quarter of fiscal 2000. Additionally, our Internet database of online panelists has expanded significantly during fiscal 2000, with approximately 3.5 million online panelists at June 30, 1999 and 6.5 million at June 30, 2000.

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

    Gross margin represents revenues less variable project costs and associated direct labor. Variable project costs related to market research utilizing traditional methodologies include interviewer payroll, subcontractor charges, panelist incentives, telecommunication charges and mailing costs. In contrast, variable costs related to Internet-based market research are nominal. Direct labor costs consist primarily of survey design, analysis, and reporting costs and are comparable for both traditional and Internet-based methodologies. We anticipate that our gross margins will increase as the percentage of revenues we generate from Internet-based products and services increases.

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

    Interest and other income are primarily comprised of income from investments in each period.

    We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. During fiscal 2000, we recognized compensation expense of approximately $1.0 million in connection with such transactions. During fiscal 1999, we recognized approximately $.02 million in compensation expense. There was no compensation expense recognized during fiscal 1998.

    Our net losses were $20.9 million, $8.8 million, and $1.9 million in fiscal 2000, fiscal 1999, and fiscal 1998 respectively. The increase in net losses over the prior fiscal year is due primarily to the continued expansion of our business resulting in the addition of new personnel, increased marketing and sales expenses, and higher costs associated with ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our transition from traditional to Internet-based market research.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues from services......................................    100%       100%       100%
Cost of services............................................     56         66         63
Gross profit................................................     44         34         37
Internet database development expenses......................     11         16         11
Sales and marketing expenses................................     17          4         14
General and administrative expenses.........................     63         45         23
Operating loss..............................................    (47)       (31)       (11)
Interest and other income, net..............................     (6)         1         (1)
Net loss....................................................    (41)       (30)        (7)

FISCAL 2000 AS COMPARED TO FISCAL 1999

    REVENUES FROM SERVICES. Total revenues increased 77% from $29.0 million in fiscal 1999 to $51.3 million in fiscal 2000. This increase was primarily due to increased usage of our Internet-based market research products and services, which contributed $21.0 million to total revenues in fiscal 2000, a 624% increase over the prior year. Internet revenues constituted 41% of total revenues in fiscal 2000 as compared to 10% of total revenues in fiscal 1999.

    GROSS MARGIN. Gross margin increased to 44% in fiscal 2000 from 34% in fiscal 1999, primarily due to the significant expansion of Internet-related business relative to overall revenue growth.

    DATABASE DEVELOPMENT EXPENSES. Database development expenses increased 24% to $5.6 million in fiscal 2000 from $4.5 million in fiscal 1999. The increase over fiscal 1999 is due to the continued expansion of the Company's online panel at a rate consistent with strategic objectives.

    SALES AND MARKETING. Sales and marketing expenses increased 569% to $8.7 million in fiscal 2000 compared to $1.3 million in the prior year. The increase is primarily attributable to additional sales and marketing personnel as well as marketing efforts in support of our multi-client research products and Harris Interactive Service Bureau expansion.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 146% to $32.2 million in fiscal 2000 from $13.1 million in fiscal 1999. This increase was primarily attributable to increased staffing and occupancy expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet, and compensation expense related to stock option grants.

    INTEREST AND OTHER INCOME, NET. Net interest and other income totaled $2.9 million in fiscal 2000 as compared to $0.2 million in fiscal 1999. The increase was primarily due to increased cash and marketable security balances during fiscal 2000 resulting from a private placement of Class B Preferred Stock in October 1999 and completion of our initial public offering in December 1999.

FISCAL 1999 AS COMPARED TO FISCAL 1998

    REVENUES FROM SERVICES. Total revenues increased 10% to $29.0 million in fiscal 1999 from $26.3 million in fiscal 1998. This increase in total revenues was due to the initial market penetration of our Internet-based market research products which contributed $2.9 million, or 10% of total revenues, in fiscal 1999. Revenues from our market research and polling products and services utilizing traditional methodologies were relatively unchanged as we focused our marketing efforts on Internet-based market research products and services.

    GROSS MARGIN. Gross margin decreased to 34% for fiscal 1999 from 37% in fiscal 1998, due primarily to a change in project mix and the substantial direct expenses incurred in connection with the development of multi-client products, from which only nominal revenues were recognized in fiscal 1999. The decrease in gross margins was partially offset by increased margins on our Internet-based products and services.

    DATABASE DEVELOPMENT EXPENSES. Database development expenses increased 64% to $4.5 million in fiscal 1999 compared to $2.8 million in fiscal 1998. The increase in fiscal 1999 reflects database development expenses for a full fiscal year consisting of expenses associated with payments to Excite@Home for the acquisition of additional names of panelists for our Internet panel.

    SALES AND MARKETING. Sales and marketing costs were $1.3 million for fiscal 1999 compared to $1.0 million for fiscal 1998. The increase is primarily related to additional sales and marketing personnel as well as higher costs associated with the development of new products, services and technologies for the Internet.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 48% from $8.9 million in fiscal 1998 to $13.1 million in fiscal 1999. The increase was primarily due to increased staffing expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet, and compensation expense related to stock option grants.

    INTEREST AND OTHER INCOME, NET.  Net interest and other income was
$0.2 million of income for fiscal 1999 as compared to $0.2 million of expense for fiscal 1998. The increase in income was primarily attributable to the pay-down of long-term debt and the short-term investment of the proceeds of redeemable preferred stock issued in July 1998 to finance our database development expenses.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited consolidated quarterly statement of operations data for the years ended June 30, 1999 and 2000. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

                                                                   THREE MONTHS ENDED
                                   ----------------------------------------------------------------------------------
                                   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                       1998            1998         1999        1999         1999            1999
                                   -------------   ------------   ---------   --------   -------------   ------------
Revenues from services...........     $ 6,530        $ 6,935       $ 6,462    $ 9,038       $ 9,364        $12,473

Cost of services.................       4,133          4,637         4,291      6,025         6,307          6,950
                                      -------        -------       -------    -------       -------        -------

Gross Profit.....................       2,397          2,298         2,171      3,013         3,057          5,523

Operating expenses:

Internet database development
  expenses.......................         561          1,751         1,233        960           905          1,615

Sales and marketing expenses.....         160            311           388        457           793          2,067

General and administrative
  expenses.......................       2,672          2,852         3,132      4,429         5,121          7,224
                                      -------        -------       -------    -------       -------        -------

Operating loss...................        (996)        (2,616)       (2,582)    (2,833)       (3,762)        (5,383)

Interest and other income
  (expense), net.................          23             96            31         30           (71)           401
                                      -------        -------       -------    -------       -------        -------

Loss before income taxes.........        (973)        (2,520)       (2,551)    (2,803)       (3,833)        (4,982)

Income tax expense...............          --             --            --         --            --             --
                                      -------        -------       -------    -------       -------        -------

Net loss.........................        (973)        (2,520)       (2,551)    (2,803)       (3,833)        (4,982)

Accrued dividends on preferred
  stock..........................        (294)          (294)         (294)      (294)         (294)          (444)
                                      -------        -------       -------    -------       -------        -------

Net loss available to holders of
  common stock...................     $(1,267)       $(2,814)      $(2,845)   $(3,097)      $(4,127)       $(5,426)
                                      =======        =======       =======    =======       =======        =======

                                    THREE MONTHS ENDED
                                   --------------------
                                   MARCH 31,   JUNE 30,
                                     2000        2000
                                   ---------   --------
Revenues from services...........   $14,156    $15,296
Cost of services.................     7,503      7,840
                                    -------    -------
Gross Profit.....................     6,653      7,456
Operating expenses:
Internet database development
  expenses.......................     1,600      1,527
Sales and marketing expenses.....     2,863      2,942
General and administrative
  expenses.......................     9,046     10,818
                                    -------    -------
Operating loss...................    (6,856)    (7,831)
Interest and other income
  (expense), net.................     1,340      1,270
                                    -------    -------
Loss before income taxes.........    (5,516)    (6,561)
Income tax expense...............        --         50
                                    -------    -------
Net loss.........................    (5,516)    (6,611)
Accrued dividends on preferred
  stock..........................        --         --
                                    -------    -------
Net loss available to holders of
  common stock...................   $(5,516)   $(6,611)
                                    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations primarily through bank financings and, more recently, issuances of our common and preferred stock. In December 1999 we completed the initial public offering of 6,670,000 shares of our common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $85.5 million. Consequently, cash and cash equivalents and marketable securities increased from $0.1 million at June 30, 1999 to $72.9 million at June 30, 2000.

    Net cash used in operating activities was $22.0 million for fiscal 2000, $8.2 million for fiscal 1999 and $1.0 million for fiscal 1998. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

    Net cash used in investing activities was $60.9 million for fiscal 2000, $4.3 million for fiscal 1999 and $1.0 million for fiscal 1998. The increase in fiscal 2000 over the prior years, was primarily attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock, pending the use of these proceeds for working capital, expansion of our Internet panel, and development of new technologies, products, and services. Additionally, capital expenditures associated with our Internet infrastructure development and facilities expansion were $12.1 million in fiscal 2000. During fiscal 1999 and 1998, net cash used in investing activities was primarily related to capital expenditures associated with our Internet infrastructure development and facilities expansion.

    Net cash provided by financing activities was $106.7 million for fiscal 2000, $12.6 million for fiscal 1999 and $1.7 million for fiscal 1998. In fiscal 2000, our financing activities primarily consisted of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.5 million, as well as a private placement of our Class B preferred stock with net proceeds of $19.9 million.

    In fiscal 1999, our financing activities consisted primarily of a private placement of our Class A preferred stock with net proceeds of $14.1 million in the first quarter, and the issuance of common stock to a long-term participant in our Harris Interactive Service Bureau with net proceeds of $4.1 million in the fourth quarter. These net proceeds were partially offset by the repurchase of $3.0 million of common stock from two of our executive officers and several other stockholders, the repayment of $1.9 million on our line of credit and principal repayments of $0.7 million on our long-term debt. In fiscal 1998, our financing activities consisted primarily of a $1.6 million increase in short-term borrowings and the issuance of common stock upon exercise of stock options in the amount of $0.5 million. These proceeds were partially offset by $0.4 million in principal repayments on our long-term debt.

    Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2001, these expenditures are expected to be lower than fiscal 2000.

YEAR 2000

    On and after January 1, 2000, the Company has experienced no material disruptions of its computer and microprocessor-based devices or operating difficulties of mission critical applications. In addition, Harris Interactive is not aware of any difficulties with its products or services nor has the Company experienced any material problems related to applications or devices provided by critical external third parties for use by the Company. We have no reason to believe that Year 2000 failures will seriously affect us in the future. However, given the possibility of latent Year 2000 defects, we cannot be certain that we will not experience Year 2000 problems or be affected by third-party Year 2000 failures. The Company will continue to monitor the operations of its computers and micro-processor-based devices for any Year 2000 related problems.

RECENT ACCOUNTING PRONOUNCEMENTS

SAB 101

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective for our fiscal year beginning July 1, 2000. Implementation of SAB 101 is not expected to require us to change existing revenue recognition policies and therefore is not expected to have a material effect on our financial position or results of operations.

FIN 44

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 is not expected to have a material effect on the consolidated financial statements.

RISK FACTORS

IF THE MARKETPLACE DOES NOT ACCEPT INTERNET-BASED MARKET RESEARCH AND POLLING, OUR GROWTH WILL BE ADVERSELY AFFECTED.

    The success of our business will depend on our ability to develop and market Internet-based products and services that achieve broad market acceptance by our current and potential clients. These clients must accept the Internet as an attractive and sustainable substitute medium for traditional methodologies of conducting market research to which they are accustomed, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. Since the beginning of fiscal 1998, we have expended $34.5 million and significant management resources in the development and growth of our Internet-based market research and polling business. We have experienced resistance from some of our clients regarding our Internet-based market research and polling methodologies. These clients expressed concern that Internet users do not yet accurately reflect the overall population, and any resulting information will be inherently biased towards the views, experiences and attitudes of an unrepresentative group. If our current and potential clients do not accept our Internet-based methodologies as reliable and unbiased, our revenues may not meet expectations or may decline, and our business would likely suffer.

WE MUST CONTINUALLY ATTRACT AND RETAIN SKILLED TECHNICAL, MANAGERIAL, MARKETING, SALES AND OTHER PERSONNEL OR WE WILL BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

    Our future success will depend, in part, on our ability to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Competition for these personnel is intense, especially in the Internet industry, and we may be unable to attract, integrate or retain sufficiently qualified personnel or the number of qualified personnel our business plan assumes. We have experienced in the past, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our past difficulties in hiring and retaining highly skilled employees have resulted in additional costs for recruitment, compensation and relocation or the provision of remote access to our facilities. In addition, at certain times we have been required to outsource software development for systems improvements, which has resulted in delays in implementation and integration and increased costs. To the extent that we are unable to hire and retain skilled employees in the future, our business would likely suffer.

WE DERIVED 18% OF OUR TOTAL REVENUES FROM ONE CLIENT IN FISCAL 2000. IF WE WERE TO LOSE, OR IF THERE WERE A MATERIAL REDUCTION IN BUSINESS FROM THIS CLIENT, OUR BUSINESS WOULD LIKELY SUFFER.

    Our contract with our largest client is terminable upon notice of 90 days or less, and this client may reduce its use of our services or products at any time. The loss of, or material reduction in business from, this client, without replacement, would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE INCURRED LOSSES IN RECENT YEARS.

    Since the beginning of fiscal 1998 through year end fiscal 2000, we have expended approximately $34.5 million to develop and maintain our Internet capabilities, comprising of approximately $12.9 million to develop our Internet panel and approximately $21.6 million to develop and maintain our technology infrastructure. As a result, we incurred net losses of $20.9 million in fiscal 2000, $8.8 million in fiscal 1999 and $1.9 million in fiscal 1998. We base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not be able to achieve profitability. Even if we achieve profitability in the future, we may be unable to sustain or increase profitability on a quarterly or annual basis.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Our operating results have in the past and may in the future fluctuate significantly from quarter to quarter. Our operating results are difficult to forecast because we have operated in the Internet-based market research and polling industry for only approximately two years. In future periods, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.

    Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

    -   demand for market research and polling products and services generally;

    - seasonal fluctuations due to decreases in requests for market research and polling services during the summer and year-end vacation and holiday periods;

    -   development of products and services by our competitors;

    - technical difficulties or system downtime affecting the Internet generally; and

    - fluctuations in general economic conditions or the budgets of our clients.

    Factors that are within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

    - our relative mix of Internet-based and traditional market research and polling businesses;

    - technical difficulties or downtime of individual components of our computer system affecting our operations;

    - our ability to increase the size and scope of our Internet panel that we will use to develop and sell new products and services to generate revenues; and

    -   development of our products and services.

    The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or any trend in our performance. Our limited Internet-related operating history makes it difficult to assess the impact of any one of the above factors on our future performance.

OUR AGREEMENTS WITH EXCITE@HOME HAVE PRODUCED MORE THAN 90% OF OUR ONLINE PANELISTS. A LOSS OF THAT SOURCE WOULD INHIBIT OUR ABILITY TO EXPAND OUR ONLINE PANEL.

    We have obtained more than 90% of our online panelists through agreements with Excite@Home. We entered into a new agreement with Excite@Home effective October 1, 1999 which will continue until September 30, 2002. This agreement will automatically renew for successive one-year terms after September 30, 2002, subject to either party's right to terminate upon 120 days prior notice. If this agreement were terminated by either party, we would need to develop another reliable source with which to build and replenish our Internet panel. If we were unable to develop an alternative source of online panelists, our business, financial condition and results of operations would likely suffer.

IF WE ARE UNABLE TO MAINTAIN ADEQUATE SIZE AND DEMOGRAPHIC COMPOSITION OF OUR INTERNET PANEL, OR IF WE ARE REQUIRED TO SPEND SUBSTANTIAL FUNDS TO DO SO, OUR BUSINESS WILL SUFFER.

    Our success is highly dependent on our ability to obtain and retain online panelists and to increase the number of online panelists we have available in our Internet panel. Our ability to increase the number of online panelists or increase revenues through the use of our Internet panel may be harmed if:

    - a significant number of our current online panelists decide that they are no longer willing to participate in our surveys;

    - we lose our online panelists due to numerous requests for participation and we are required to rely on a limited number of online panelists for numerous surveys on a variety of subjects; or

    - our online panelists become frustrated with the layout and design of our questionnaires and, as a result, reduce their participation in our surveys.

    If the number of our survey respondents decreases or the demographic composition of our Internet panel narrows, our ability to provide our clients with accurate and statistically projectable information would likely suffer. This risk is likely to increase as our business expands. For example, our Internet panel is surveyed for our own studies as well as for studies conducted by our Harris Interactive Service Bureau, which conducts research for other market research firms. Our business cannot grow and will suffer if we have an insufficient number of panelists to respond to our surveys, or if our panel becomes unreliable because of its size or because it is not representative of the general population.

    Our online panelists are not obligated to participate in our surveys and polls and there can be no assurance that they will do so. We occasionally offer incentives to encourage participation in our surveys and to increase the size of our Internet panel.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    The markets for our products and services are highly competitive. We compete for clients with market research firms offering Internet-based and traditional market research and polling services. We expect to face competition in the future from other traditional market research firms who develop Internet-related products and services or other companies with access to large databases of individuals with whom they can communicate on the Internet. These companies may, either alone or in alliances with other firms, penetrate the Internet-based market research and polling market.

    We do not believe that there are currently any dominant competitors in the Internet-based market research and polling market. However, many of our current and potential competitors have longer operating histories and significantly greater financial and marketing resources. These competitors may be able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and customers. Further, our competitors and potential competitors may develop technologies that are superior to ours, or that achieve greater market acceptance than our own. The above factors, either alone or in combination, would likely result in a loss of market share and reduced levels of revenue and profitability.

POTENTIAL ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES MAY NOT BE AVAILABLE AND MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

    As part of our continued strategy to expand our Internet panel, our technology infrastructure and our products and services, we may acquire or make investments in complementary businesses, services, products or technologies if appropriate opportunities arise. However, we may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. The material risks involved with acquisitions are:

    - the difficulties in the integration and assimilation of the operations, technologies, products and personnel of the acquired business;

    -   the diversion of management's attention from other business concerns;

    -   the availability of favorable acquisition financing; and

    -   the potential loss of key employees of any acquired business.

    Acquisitions may require the use of significant amounts of cash, resulting in the inability to use those funds for other business purposes. Acquisitions utilizing our capital stock could result in potentially dilutive issuances of our capital stock, which could adversely impact the market price of our common stock. Amortization of goodwill and other intangible assets would reduce our earnings, which in turn could negatively impact the price of our common stock. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL COULD DISRUPT OUR OPERATIONS AND RESULT IN LOSS OF REVENUES.

    Our future success depends to a significant extent on the continued services of our key technical and senior management personnel. The loss of the services of any of these persons could seriously harm our business. Although some of our key employees have signed non-competitive agreements, none of our officers or key employees is bound by an employment agreement, and our relationships with our officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees other than Gordon S. Black.

WE ARE GROWING RAPIDLY AND IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE AND SUPPORT OUR GROWTH OUR BUSINESS STRATEGY MIGHT NOT SUCCEED.

    We have grown rapidly and will need to continue to grow in all areas of our operations to execute our business strategy. Managing and sustaining our growth will place significant demands on management as well as on our administrative, operational, technical and financial systems and controls. If we are unable to manage our growth effectively, we would have to divert resources away from the continued growth of our business and the implementation of our business strategy.

IF WE DO NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND THE INTENSE COMPETITION OF THE MARKET RESEARCH AND POLLING INDUSTRY, WE WILL NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

    The market research and polling industry is characterized by intense competition, frequent new products and service introductions and evolving methodologies. The recent growth of the Internet exacerbates these market characteristics. To succeed, we will need to develop and integrate effectively the various software programs, technologies and methodologies required to enhance and improve our market research product and service offerings and manage our business. Any enhancements or new services or products must meet the requirements of our current and potential clients and achieve significant market acceptance. Our success also will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

ANY FAILURE IN THE PERFORMANCE OF OUR INTERNET-BASED TECHNOLOGY INFRASTRUCTURE COULD HARM OUR BUSINESS AND OUR REPUTATION.

    Any system failure, including network, software or hardware failure, that causes an interruption in our ability to communicate with our Internet panel or in our ability to collect research data could result in reduced revenue, and could impair our reputation.

    Our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure, break-ins and similar events. We depend on Verio Collocation, an off-site data security facility, to maintain approximately one-third of our servers at its facility in Rochester, New York, and to protect our systems and operations from the events described above.

    We have experienced technical difficulties with downtime of individual components of our computer system in the past and believe that technical difficulties and downtime will continue to occur from time to time in the future. To date, technical difficulties and downtime have had minimal impact on our operations and have usually been rectified within several hours to 48 hours. Their impact may be more severe in the future. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for any losses that may occur due to any failures in our system and any resulting interruptions in our communications with our Internet panel or in our data collection efforts. In addition, our servers and software must be able to accommodate a high volume of traffic. Any increase in demands on our servers beyond that which we currently anticipate will require us to expand and adapt our network infrastructure. If we were unable to add additional software and hardware to accommodate increased demand, unanticipated system disruptions and slower data collection would likely result.

    Moreover, our Internet panel members communicate with us using various Internet service providers. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. While the impact of these outages in the past has been minimal, any future system delays or failures of service providers to our Internet panel could adversely affect our access to our online panelists, which could have a material adverse effect on our business, financial condition and results of operations.

FAILURE OR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BUSINESS.

    Our success and ability to compete substantially depend on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We have trademark registrations for a number of our trademarks, including the HARRIS POLL. If we were prevented from using the HARRIS POLL, our brand recognition and business would likely suffer. We would have to make substantial financial commitments to promote and rebuild our brand identity and loyalty with our clients and members of our Internet panel and reimplement our website.

    We have currently pending trademark applications for CONCEPTLOC, HARRIS INTERACTIVE and HPOL. We also have patent applications currently pending for a multi-location and multi-language registration and polling system and for our CONCEPTLOC encryption system. In addition, we may apply for additional trademarks or patents in the future. Our patent or trademark applications may not be approved, or if approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark applications are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

    We generally enter into confidentiality or license agreements with parties with whom we do business, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our technologies. The steps we have taken may not prevent misappropriation of our technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

    We also rely on off-the-shelf technologies that we license from third parties. "Off-the-shelf" technology refers to generally commercially available software that is not customized for a particular user. These third party licenses may not continue to be available to us on commercially reasonable terms or at all. The inability to use licensed technology important to our business could require us to obtain substitute technology of lower quality or performance standards or at a greater cost. In the future, we may seek to license additional technology to enhance our current technology infrastructure. We cannot be certain that any such licenses will be available on commercially reasonable terms or at all. The loss of any of these technology licenses could result in delays in providing our products and services until equivalent technology, if available, is identified, licensed and integrated.

POSSIBLE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY THIRD PARTIES COULD BE COSTLY.

    We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to pay money damages, introduce new trademarks, develop non-infringing technology, or enter into royalty or licensing agreements. Any of those events could substantially increase our operating expenses and potentially reduce our expected revenues. These royalty or license agreements, if required, may not be available on acceptable terms, or at all. Our ability to execute our business strategy will suffer if a successful claim of infringement is brought against us and we are unable to introduce new trademarks, develop non-infringing technology or license the infringed or similar technology on a timely basis. Moreover, our general liability insurance may not cover, or may not be adequate to cover all costs incurred in, defense of potential trademark infringement claims, or to indemnify us for all liability that may be imposed.

ANY DIFFICULTY IN ACCESSING ADDITIONAL CAPITAL MAY PREVENT US FROM ACHIEVING OUR BUSINESS OBJECTIVES.

    We may need to raise additional funds in the future to fund the expansion of our Internet panel and the marketing of our products and services, or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, current stockholders will experience dilution, which may be significant, to their ownership interest, and such securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund the development and expansion of our business, promote our brand name successfully, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS LARGELY DEPENDENT ON THE DEVELOPMENT AND GROWTH OF THE INTERNET, WHICH MAY NOT GROW, OR IF IT DOES GROW, MAY BE UNABLE TO SUPPORT THE DEMANDS PLACED ON IT BY THIS GROWTH.

    If Internet usage in general does not grow, we may be unable to attract additional online panelists to our Internet panel or clients for our Internet-based market research and polling products and services. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth or the ability of the Internet infrastructure to adequately support the growth in Internet usage, including:

    -   inadequate network infrastructure;

    -   security concerns;

    -   inconsistent quality of service; and

    -   unavailability of cost effective, high speed service.

    Our Internet panel depends on Internet service providers, online service providers and other website operators for access to the Internet and our websites. Many websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure.

    The International Data Corporation projects that the number of Internet users worldwide will grow from 142 million at the end of 1998 to more than 500 million by the year 2003, and in the United States will grow from 63 million at the end of 1998 to 177 million by the year 2003. If Internet usage declines or grows at a significantly slower rate than projected, our ability to maintain our Internet panel, add further members to our Internet panel and gather research data and information quickly will decrease, which would likely harm our business.

CHANGES IN GOVERNMENT REGULATION OR INDUSTRY PRACTICES COULD LIMIT OUR INTERNET ACTIVITIES OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS ON THE INTERNET.

    The Internet Tax Freedom Act prohibits states or political subdivisions from imposing taxes on Internet access, unless imposed and enforced prior to October 1, 1998, and multiple or discriminatory taxes on electronic commerce during the period beginning October 1, 1998 and ending October 21, 2001. The Internet Tax Freedom Act also created the Advisory Commission on Electronic Commerce to examine tax laws that impact electronic commerce. Any new laws pertaining to the imposition of taxes on Internet access and electronic commerce could adversely affect our business. In February 1999, the Federal Communications Commission issued a declaratory ruling interpreting the Telecommunications Act of 1996 to allow local exchange carriers to receive reciprocal compensation for traffic delivered to information service providers, particularly Internet service providers, on the basis that traffic bound for Internet service providers is largely interstate. As a result of this ruling, the costs of transmitting data over the Internet may increase and our business could suffer.

    There are currently few laws or regulations that specifically regulate communications on the Internet. However, we expect more stringent laws and regulations to be enacted due to the increasing popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third parties. Existing laws and regulations currently address, and new laws and regulations and industry self-regulatory initiatives are likely to address, a variety of issues, including the following:

    -   e-mail distribution,

    -   user privacy and expression;

    -   the rights and safety of children;

    -   intellectual property;

    -   information security;

    -   anti-competitive practices;

    -   the convergence of traditional channels with Internet commerce;

    -   taxation and pricing; and

    -   the characteristics and quality of products and services.

    Those laws that do reference the Internet have limited interpretation by the courts and their applicability and scope are not well defined. Any new laws or regulations relating to the Internet could adversely affect our business.

    Industry standards related to the Internet are still evolving. Moreover, some private entities have proposed their own standards for communications with, and use of information related to, individuals who use the Internet. Internet service providers also have the ability to disrupt our communications with our panel. Although we believe that we employ responsible practices related to the recruitment of members of our database, communications with our panelists and use of information provided by our respondents, some service providers and/or self appointed industry regulators may not agree. As a result, our communications with our panelists may be disrupted from time to time.

INTERNET SECURITY CONCERNS COULD HINDER INTERNET COMMUNICATIONS AND OUR ABILITY TO OBTAIN SUFFICIENT AND RELIABLE RESPONSES FROM OUR ONLINE PANELISTS.

    The need to transmit confidential information securely over the Internet has been a significant barrier to communications over the Internet. Internet security concerns could cause some online panelists to reduce their participation levels, provide inaccurate responses or terminate their membership in our Internet panel. This could harm our credibility with our current clients. If our clients become dissatisfied, they may stop using our products and services. In addition, dissatisfied and lost clients could damage our reputation. A loss of online panelists or a loss of clients would hurt our efforts to generate increased revenues.

WE ARE SUSCEPTIBLE TO BREACHES OF DATABASE SECURITY.

    A party who is able to circumvent our security measures could misappropriate the personal information of our online panelists. As a result, we may be required to expend capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, which could have a material adverse effect on our business, financial condition and results of operations.

POTENTIAL LIABILITY FOR THE USE OF THE PERSONAL INFORMATION OF OUR INTERNET PANEL COULD BE COSTLY.

    We could be subject to liability claims by our online panelists for misuses of personal information, such as for unauthorized marketing purposes. These claims could result in costly litigation. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

IF WE ARE UNABLE TO ACHIEVE THE ANTICIPATED GLOBAL GROWTH OF OUR INTERNET PANEL, OR IF WE ARE UNABLE TO OVERCOME OTHER RISKS OF GLOBAL OPERATIONS, WE WILL BE UNABLE TO CONDUCT BUSINESS ON A GLOBAL LEVEL.

    Key components of our strategy are extension of our Internet-based market research and polling products and services to clients globally, expansion of our Internet panel to include global online panelists and development of strategic alliances globally. The following risks are inherent in doing business on a global level:

    -   export controls relating to encryption technology;

    -   more restrictive privacy laws;

    -   unexpected changes in regulatory requirements;

    - lower penetration of Internet use globally, which may effect our ability to obtain non-U.S. panel members;

    -   currency exchange fluctuations;

    - problems in collecting accounts receivable and longer collection periods;

    -   potentially adverse tax consequences;

    -   political instability; and

    -   Internet access restrictions.

    We have little or no control over these risks. We have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited our ability to develop our European Internet panel. We have also experienced currency exchange fluctuations, the impact of which has not been material. As we increase our global operations, we may experience in the future some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET.

    We may be subject to claims relating to content that is published on or downloaded from our websites. We also could be subject to liability for content that is accessible from our website through links to other websites.

    Although we carry general liability insurance, our insurance may not cover potential claims of this type, such as defamation or trademark infringement, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims of this type, with or without merit, would result in the diversion of our financial resources and management personnel.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

    The market prices of the securities of Internet-related companies have been especially volatile and these securities may be overvalued. The market price of our common stock is likely to be subject to wide fluctuations. If financial operating results do not improve or improve at a slower rate than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock would decline. In addition, if the market for Internet-related stocks or the stock market in general experiences a loss in investor confidence or otherwise falls, the market price of our common stock could fall for reasons unrelated to our business, financial condition and results of operations. Investors might be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER COULD DELAY OR PREVENT AN ACQUISITION OF THE COMPANY.

    Our restated certificate of incorporation provides for the division of our board of directors into three classes and provides our board of directors with the power to issue shares of preferred stock without stockholder approval.

    This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights. In addition, Section 203 of the Delaware General Corporation Law contains provisions which impose restrictions on stockholder action to acquire our company. The effect of these provisions of our certificate of incorporation and Delaware law provisions could discourage or prevent third parties from seeking to obtain control of us, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

OUR EXECUTIVE OFFICERS, DIRECTORS, MEMBERS OF THEIR FAMILIES AND ENTITIES AFFILIATED WITH THEM HAVE SIGNIFICANT CONTROL OF OUR MANAGEMENT AND AFFAIRS.

    Our executive officers, directors, members of their families and entities affiliated with them, in the aggregate, beneficially own a majority of our common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of mergers, consolidations, sales of assets, recapitalizations and amendments to our certificate of incorporation. This concentration of ownership may also have the effect of delaying or preventing a change in control of us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The carrying values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

    We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to the consolidated financial statements listed in Item 14(a) of Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our directors is incorporated by reference from the section entitled "Election of Directors" in our definitive proxy statement for our annual stockholders' meeting to be held on November 1, 2000. Information regarding executive officers who are not directors is set forth in Item 1 of
Part I of this report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on November 1, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on November 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on November 1, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT.

(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets at June 30, 2000 and 1999.......  F-2
Consolidated Statements of Operations for the years ended
  June 30, 2000, 1999 and 1998..............................  F-3
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2000, 1999 and 1998..................  F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999 and 1998..............................  F-5
Notes to Consolidated Financial Statements..................  F-6

(2) INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule II--Valuation and Qualifying Accounts                S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) REPORTS ON FORM 8-K

    None

(C) LIST OF EXHIBITS

EXHIBIT NUMBER          EXHIBIT TITLE
--------------          -------------
        3.1             Amended and Restated Certificate of Incorporation of the
                        Company (filed herewith).

        3.2             Bylaws of the Company (filed as Exhibit 3.5 to the Company's
                        Registration Statement on Form S-1/A filed October 26, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.1             1999 Long Term Incentive Plan and form of agreements thereto of the Company (filed as Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 filed September 17, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.2             1999 Employee Stock Purchase Plan and form of agreements
                        thereto of the Company (filed as Exhibit 10.2 to the
                        Company's Registration Statement on Form S-1 filed September
                        17, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.3+            Unique Name Agreement between At Home Corporation and the
                        Company (filed as Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1/A filed November 10, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.4+            Strategic Alliance Agreement between Market Facts, Inc. and the Company (filed as Exhibit 10.4 to the Company's
                        Registration Statement on Form S-1/A filed November 10, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

EXHIBIT NUMBER          EXHIBIT TITLE
--------------          -------------
       10.5.1           Confidentiality and Non-Competition Agreement dated
                        September 1, 1999 between the Company and Gordon S. Black
                        (filed as Exhibit 10.5.1 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.5.2           Confidentiality and Non-Competition Agreement dated
                        September 1, 1999 between the Company and David H. Clemm
                        (filed as Exhibit 10.5.2 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.5.3           Confidentiality and Non-Competition Agreement dated
                        September 1, 1999 between the Company and Leonard R. Bayer
                        (filed as Exhibit 10.5.3 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.6.1           Leases for 135 & 60 Corporate Woods, Rochester, New York
                        dated April 12, 1991 between Gordon S. Black Corporation and
                        Corporate Woods Associates, together with all amendments
                        thereto (filed as Exhibit 10.6.1 to the Company's
                        Registration Statement on Form S-1 filed September 17, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.6.2           Lease for 70 Carlson Road, Rochester, New York dated July 1,
                        1998 between Gordon S. Black Corporation and Carlson Park
                        Associates, together with all amendments thereto (filed as
                        Exhibit 10.6.2 to the Company's Registration Statement on
                        Form S-1 filed September 17, 1999 (Registration No.
                        333-87311) and incorporated herein by reference).

       10.6.3           Lease for 111 Fifth Avenue, New York, New York dated June 9,
                        1994 between Louis Harris and Associates, Inc. and B.J.W.
                        Associates (filed as Exhibit 10.7 to the Company's
                        Registration Statement on Form S-1/A filed October 26, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.6.4           Sublease for 5th Floor, 500 Fifth Avenue, New York, New York
                        dated March 31, 2000 between the Company and New York Life
                        Insurance Company (filed herewith).

       10.7             Registration Agreement dated July 7, 1998 among the Company,
                        Brinson Venture Capital Fund III, L.P., Brinson MAP Venture
                        Capital Fund III Trust and the Virginia Retirement System
                        (filed as Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 filed September 17, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.8             Revolving Credit Facility between Gordon S. Black
                        Corporation and Manufacturers and Traders Trust Company
                        dated August 18, 1999 (filed as Exhibit 10.9 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.9             Investment Agreement between Market Facts, Inc. and the
                        Company dated April, 1999 (filed as Exhibit 10.11 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.10            Amended and Restated Investment Agreement between Riedman
                        Corporation and the Company dated October 15, 1991 (filed as
                        Exhibit 10.12 to the Company's Registration Statement on
                        Form S-1/A filed October 26, 1999 (Registration No.
                        333-87311) and incorporated herein by reference).

EXHIBIT NUMBER          EXHIBIT TITLE
--------------          -------------
       10.11            Investment Agreement among SEQUEL Limited Partnership II and
                        Sequel Entrepreneur's Fund II, L.P. and the Company dated as of October 15, 1995 (filed as Exhibit 10.13 to the Company's
                        Registration Statement on Form S-1/A filed October 26, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.12            Investment Agreement between Young & Rubicam Inc. and the
                        Company dated as of October 15, 1999 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1/A filed
                        October 26, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       10.13            Investment Agreement between Excite, Inc. and the Company
                        dated as of October 15, 1999 (filed as Exhibit 10.15 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.14            Amendment No. 1 to the Registration Agreement between the
                        Company and Brinson Map Venture Capital Fund III, Brinson
                        MAP Venture Capital Fund III Trust, BVCF III, L.P., and
                        Virginia Retirement System dated as of October 15, 1999
                        (filed as Exhibit 10.16 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.15            Registration Agreement between the Company and Riedman
                        Corporation dated as of October 15, 1999 (filed as Exhibit
                        10.17 to the Company's Registration Statement on Form S-1/A
                        filed October 26, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       10.16            Registration Agreement among the Company and Sequel Limited
                        Partnership II and Sequel Entrepreneur's Fund II, L.P. dated as of October 15, 1999 (filed as Exhibit 10.18 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.17            Registration Agreement between the Registrant and Young &
                        Rubicam Inc. dated as of October 15, 1999 (filed as Exhibit
                        10.19 to the Company's Registration Statement on Form 5-1/A
                        filed October 26, 1999 (Registration No. 333-87311 and
                        incorporated herein by reference).

       10.18            Registration Agreement between the Registrant and Excite,
                        Inc. dated as of October 15, 1999 (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed
                        October 26, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       10.19            Stockholder's Agreement by and among the Company, Brinson
                        MAP Venture Capital Fund III, BVCF III, L.P., Virginia
                        Retirement System, Gordon S. Black, Leonard R. Bayer, David
                        M. Clemm, Excite, Inc., Young & Rubicam Inc., Riedman
                        Corporation, Sequel Limited Partnership II and Sequel
                        Entrepreneur's Fund II, L.P. dated as of October 15, 1999
                        (filed as Exhibit 10.21 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.20            Research Agreement between the Company and Young & Rubicam
                        Inc. dated October 22, 1999 (filed as Exhibit 10.22 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

EXHIBIT NUMBER          EXHIBIT TITLE
--------------          -------------
       10.21            First Amendment to Unique Name Agreement between At Home
                        Corporation and the Company dated October 14, 1999 (filed as
                        Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1/A filed October 26, 1999 (Registration No.
                        333-87311) and incorporated herein by reference).

       10.22            Letter Agreement between the Company and Sanford M. Schwartz dated October 27, 1999 (filed as Exhibit 10.24 to the
                        Company's Registration Statement on Form S-1/A filed
                        November 10, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       11. Statement Re: Computation of Per Share Earnings (filed herewith).

       12.              Statement Re: Computation of Ratios (filed herewith).

       21.              List of Subsidiaries (filed herewith).

       23.1             Consent of Independent Accountants (filed herewith).

       23.2             Report of Independent Accountants (filed herewith).

       24.              Power of Attorney (included on page 36 of this Report).

       27.              Financial Data Schedule (filed herewith).

------------------------

+ Confidential treatment was granted pursuant to Rule 406 of the Securities Act as to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of September, 2000.

                                                       HARRIS INTERACTIVE INC.

                                                       By:  /s/ BRUCE A. NEWMAN
                                                            -----------------------------------------
                                                            Bruce A. Newman
                                                            Title: CHIEF FINANCIAL OFFICER, SECRETARY,
                                                            AND TREASURER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Bruce A. Newman and Gordon S. Black, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                    CAPACITY                   DATE
                        ----                                    --------                   ----
                 /s/ GORDON S. BLACK                   Chairman and Chief           September 27, 2000
     -------------------------------------------         Executive Officer
                   Gordon S. Black                       (Principal Executive
                                                         Officer)

                 /s/ BRUCE A. NEWMAN                   Chief Financial Officer,     September 27, 2000
     -------------------------------------------         Secretary, and Treasurer
                   Bruce A. Newman                       (Principal Financial and
                                                         Accounting Officer)

                 /s/ DAVID H. CLEMM                    President, Chief Operating   September 27, 2000
     -------------------------------------------         Officer, and Director
                   David H. Clemm

                /s/ LEONARD R. BAYER                   Director                     September 27, 2000
     -------------------------------------------
                  Leonard R. Bayer

                        NAME                                    CAPACITY                   DATE
                        ----                                    --------                   ----
                /s/ THOMAS D. BERMAN                   Director                     September 27, 2000
     -------------------------------------------
                  Thomas D. Berman

                 /s/ G. THOMAS CLARK                   Director                     September 27, 2000
     -------------------------------------------
                   G. Thomas Clark

                /s/ JAMES R. RIEDMAN                   Director                     September 27, 2000
     -------------------------------------------
                  James R. Riedman

               /s/ BENJAMIN D. ADDOMS                  Director                     September 27, 2000
     -------------------------------------------
                 Benjamin D. Addoms

               /s/ SANFORD M. SCHWARTZ                 Director                     September 27, 2000
     -------------------------------------------
                 Sanford M. Schwartz

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Harris Interactive Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Harris Interactive Inc. (the "Company") and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

Rochester, New York
August 3, 2000

                            HARRIS INTERACTIVE INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,932   $   108
  Marketable securities.....................................    48,960        --
  Accounts receivable.......................................    10,056     5,989
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................     3,780     1,706
  Other current assets......................................     2,072       154
                                                              --------   -------
        Total current assets................................    88,800     7,957
Property, plant and equipment, net..........................    13,640     5,029
Goodwill, less accumulated amortization of $456 and $353 at
  June 30, 2000 and 1999, respectively......................     1,094     1,197
Other assets................................................       918       602
                                                              --------   -------
        Total assets........................................  $104,452   $14,785
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,243   $ 1,843
  Accrued expenses..........................................     2,958     1,800
  Short-term borrowings.....................................        --       291
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................     2,901     3,470
                                                              --------   -------
        Total current liabilities...........................    10,102     7,404
Mandatory redeemable preferred stock........................        --    15,876

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding
  Common stock, $.001 par value at June 30, 2000 and $.01
    par value at June 30, 1999
  Authorized--100,000,000 shares at June 30, 2000 and
    28,000,000 shares at June 30, 1999
  Issued and outstanding--34,111,434 shares at June 30, 2000
    and 10,870,692 shares at June 30, 1999..................        34       109
  Additional paid-in capital................................   129,113     4,813
  Unamortized deferred compensation.........................    (2,075)     (650)
  Accumulated other comprehensive loss......................      (133)       --
  Accumulated deficit.......................................   (32,589)  (12,767)
                                                              --------   -------
        Total stockholders' equity (deficit)................    94,350    (8,495)
                                                              --------   -------
        Total liabilities and stockholders' equity..........  $104,452   $14,785
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             FOR THE YEARS ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues from services................................  $    51,289   $    28,965   $    26,290
Cost of services......................................       28,600        19,086        16,618
                                                        -----------   -----------   -----------
        Gross profit..................................       22,689         9,879         9,672
Operating expenses:
  Internet database development expenses..............        5,647         4,505         2,753
  Sales and marketing expenses........................        8,665         1,316           957
  General and administrative expenses.................       32,209        13,085         8,855
                                                        -----------   -----------   -----------
        Operating loss................................      (23,832)       (9,027)       (2,893)
Interest and other income (loss), net.................        2,940           180          (160)
                                                        -----------   -----------   -----------
        Loss before income taxes......................      (20,892)       (8,847)       (3,053)
Income tax expense (benefit)..........................           50            --        (1,114)
                                                        -----------   -----------   -----------
        Net loss......................................      (20,942)       (8,847)       (1,939)
Accrued dividends on preferred stock..................         (738)       (1,176)           --
                                                        -----------   -----------   -----------
Net loss available to holders of common stock.........  $   (21,680)  $   (10,023)  $    (1,939)
                                                        ===========   ===========   ===========
Basic and diluted net loss per share..................  $      (.93)  $     (1.01)  $      (.16)
                                                        ===========   ===========   ===========
Weighted average shares outstanding--basic and
  diluted.............................................   23,317,847     9,955,261    11,903,256
                                                        ===========   ===========   ===========
Pro forma basic and diluted net loss per share
  (unaudited).........................................  $      (.73)  $      (.41)
                                                        ===========   ===========
Pro forma weighted average shares outstanding--basic
  and diluted (unaudited).............................   28,854,370    21,745,539
                                                        ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                    COMMON STOCK                                     ACCUMULATED       RETAINED         TOTAL
                                     OUTSTANDING       ADDITIONAL    UNAMORTIZED        OTHER          EARNINGS     STOCKHOLDERS'
                                 -------------------    PAID-IN       DEFERRED      COMPREHENSIVE    (ACCUMULATED      EQUITY
                                  SHARES     AMOUNT     CAPITAL     COMPENSATION         LOSS          DEFICIT)       (DEFICIT)
                                 --------   --------   ----------   -------------   --------------   ------------   -------------
BALANCE AT JUNE 30, 1997.......   11,763      $118      $      2                                       $  2,273       $  2,393
Issuance of common stock.......      314         3            87                                                            90
Purchase and retirement of
  common stock.................      (14)                     (7)                                                           (7)
Compensation expense on stock
  options issued...............                              410                                                           410
Net loss and comprehensive
  loss.........................                                                                          (1,939)        (1,939)
                                  ------      ----      --------       -------          -----          --------       --------

BALANCE AT JUNE 30, 1998.......   12,063       121           492                                            334            947
Purchase and retirement of
  common stock.................   (2,382)      (24)         (492)                                        (2,484)        (3,000)
Issuance costs incurred on
  preferred stock..............                                                                            (594)          (594)
Issuance of common stock.......    1,190        12         4,147                                                         4,159
Deferred compensation on stock
  options issued...............                              666       $  (666)
Amortization of deferred
  compensation.................                                             16                                              16
Accrued dividends on preferred
  stock........................                                                                          (1,176)        (1,176)
Net loss and comprehensive
  loss.........................                                                                          (8,847)        (8,847)
                                  ------      ----      --------       -------          -----          --------       --------

BALANCE AT JUNE 30, 1999.......   10,871       109         4,813          (650)                         (12,767)        (8,495)
Comprehensive loss:
  Net loss.....................                                                                         (20,942)       (20,942)
  Unrealized losses on
    marketable securities......                                                         $(127)                            (127)
  Foreign currency
    translation................                                                            (6)                              (6)
                                                                                                                      --------
Total comprehensive loss.......                                                                                        (21,075)
                                                                                                                      --------
Exercise of options and
  warrants.....................    2,010         2           696                                                           698
Issuance of common stock under
  Employee
  Stock Purchase Plan..........       28                     118                                                           118
Deferred compensation on stock
  options issued...............                            2,431        (2,431)
Amortization of deferred
  compensation.................                                          1,006                                           1,006
Conversion to $.001 par value
  stock........................                (98)           98
Issuance costs incurred on
  preferred stock..............                                                                             (56)           (56)
Issuance of common stock.......      151                     811                                                           811
Accrued dividends on preferred
  stock........................                                                                            (738)          (738)
Conversion of Class A Preferred
  Stock........................   11,790        12        14,688                                          1,688         16,388
Conversion of Class B Preferred
  Stock........................    2,591         2        19,998                                            226         20,226
Initial public offering, net of
  costs........................    6,670         7        85,460                                                        85,467
                                  ------      ----      --------       -------          -----          --------       --------

BALANCE AT JUNE 30, 2000.......   34,111      $ 34      $129,113       $(2,075)         $(133)         $(32,589)      $ 94,350
                                  ======      ====      ========       =======          =====          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(20,942)  $(8,847)   $(1,939)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     3,584     1,261        783
    Amortization of deferred compensation...................     1,006        16
    Amortization of premium and discount on marketable
      securities............................................      (269)
    (Increase) decrease in--
      Accounts receivable...................................    (4,067)   (2,071)       306
      Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................    (2,074)     (457)       681
      Other current assets..................................    (1,918)      727     (1,177)
      Other assets..........................................      (316)      (13)       (12)
      Increase (decrease) in --
        Accounts payable....................................     2,400     1,666       (305)
        Accrued expenses....................................     1,158      (848)       855
        Billings in excess of costs and estimated earnings
          on uncompleted contracts..........................      (569)      363       (227)
                                                              --------   -------    -------
          Net cash used in operating activities.............   (22,007)   (8,203)    (1,035)
                                                              --------   -------    -------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (73,860)
  Proceeds from maturities of marketable securities.........    25,042
  Repayment (borrowings) of loan to officer.................                  42        (25)
  Capital expenditures......................................   (12,092)   (4,372)      (977)
                                                              --------   -------    -------
          Net cash used in investing activities.............   (60,910)   (4,330)    (1,002)
                                                              --------   -------    -------
Cash flows from financing activities:
  Principal payments under long-term debt...................                (700)      (400)
  (Decrease) increase in short-term borrowings..............      (291)   (1,927)     1,599
  Net proceeds from initial public offering of common
    stock...................................................    85,467
  Net proceeds from issuance of preferred stock.............    19,944    14,105
  Repurchase of common stock................................              (3,000)        (7)
  Issuance of common stock and stock options................     1,627     4,159        500
                                                              --------   -------    -------
          Net cash provided by financing activities.........   106,747    12,637      1,692
                                                              --------   -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (6)
Net increase (decrease) in cash and cash equivalents........    23,824       104       (345)
Cash and cash equivalents at beginning of year..............       108         4        349
                                                              --------   -------    -------
Cash and cash equivalents at end of year....................  $ 23,932   $   108    $     4
                                                              ========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BUSINESS

    Harris Interactive Inc. (the "Company") is a leading global market research firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for the HARRIS POLL-TM-, the Company has over 40 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the assets, liabilities and results of operations of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    Cash equivalents include marketable securities with original maturities of three months or less.

    MARKETABLE SECURITIES

    Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of June 30, 2000. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    PROPERTY, PLANT AND EQUIPMENT

    Plant, property and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the estimated useful life of the assets or lease term, whichever is shorter.

    GOODWILL

    Goodwill, which represents the excess of the purchase price over fair value of Louis Harris and Associates Inc.'s net assets acquired, is amortized on a straight-line basis over 15 years. Amortization expense amounted to $103 in each of the fiscal years ended 2000, 1999 and 1998, respectively.

    The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected discounted future cash flows of the assets with the respective carrying amounts

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) as of the date of the assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. There were no impairment charges related to long-lived assets recorded during fiscal 2000, 1999, or 1998.

    REVENUE RECOGNITION

    The Company recognizes revenue from services principally on the percentage of completion method in the ratio that costs incurred bear to estimated cost at completion. Subscription revenues are recognized upon delivery of the research project. Revenues include amounts billed to customers to cover subcontractor costs and other direct expenses. Provision for estimated contract losses, if any, is made in the period such losses are determined.

    INTERNET DATABASE DEVELOPMENT EXPENSES

    The Company is in the process of developing a database of e-mail addresses principally through a strategic alliance formed with a marketing services firm. The Company is using these addresses to conduct marketing research, polling and surveys on behalf of its customers. The costs to acquire these addresses and other external database development costs approximated $5,647, $4,505, and $2,753 in fiscal 2000, 1999, and 1998, respectively. Such costs have been classified as Internet database development expenses in the consolidated statements of operations and are expensed as incurred.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable as well as costs and estimated earnings in excess of billings on uncompleted contracts. Credit losses are provided for in the financial statements and have been within management's expectations.

    INCOME TAXES

    The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.

    This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENTS

    SAB 101

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective for our fiscal year beginning July 1, 2000. Implementation of SAB 101 is not expected to require us to change existing revenue recognition policies and therefore is not expected to have a material effect on our financial position or results of operations.

    FIN 44

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000.

    The impact of FIN 44 is not expected to have a material effect on the consolidated financial statements.

    RECLASSIFICATIONS

    It is the Company's policy to reclassify amounts in prior years' financial statements to conform with the current year's presentation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash, accounts receivable and preferred stock are valued at their carrying or redemption amounts, which are reasonable estimates of their fair value. The carrying value of the note payable and short-term borrowings approximates fair value, as the interest rate on this debt approximates market rates at June 30, 2000 and 1999. The fair value of all other instruments approximates cost.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  MARKETABLE SECURITIES

    At June 30, 2000, marketable securities consisted of the following:

                                                             COST     FAIR VALUE
                                                           --------   ----------
Type of issue:
  Available-for-sale securities--
    Certificates of deposit..............................  $ 1,499      $ 1,496
    Commercial paper.....................................    8,013        7,989
    Corporate bonds......................................   32,727       32,628
    Government securities................................    4,847        4,847
    Market auction.......................................    2,000        2,000
                                                           -------      -------
        Total available-for-sale securities..............  $49,086      $48,960
                                                           =======      =======

    Gross unrealized losses on available-for-sale securities were $126 at June 30, 2000.

    The cost and fair value of available-for-sale securities at June 30, 2000, by contractual maturity, are shown below:

                                                             COST     FAIR VALUE
                                                           --------   ----------
Maturity date:
  Due in one year or less................................  $29,100      $29,028
  Due after one year through three years.................   19,986       19,932
                                                           -------      -------
        Total available-for-sale securities..............  $49,086      $48,960
                                                           =======      =======

    There were no material gains or losses from sales of available-for-sale securities during the year ended June 30, 2000.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  CONTRACTS IN PROGRESS

    Accumulated costs and estimated earnings and billings on contracts in progress at June 30 follows:

                                                             2000       1999
                                                           --------   --------
Accumulated costs and estimated earnings.................  $ 14,714   $ 6,408
Billings.................................................   (13,835)   (8,172)
                                                           --------   -------
                                                           $    879   $(1,764)
                                                           ========   =======

    Contracts in progress are included in the accompanying balance sheets under the following captions:

                                                              2000       1999
                                                            --------   --------
Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................  $ 3,780    $ 1,706
Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................   (2,901)    (3,470)
                                                            -------    -------
                                                            $   879    $(1,764)
                                                            =======    =======

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Furniture and fixtures.....................................  $ 4,062     $1,393
Equipment..................................................   14,555      6,436
Leasehold improvements.....................................    2,869      1,588
                                                             -------     ------
                                                              21,486      9,417
Accumulated depreciation...................................   (7,846)    (4,388)
                                                             -------     ------
                                                             $13,640     $5,029
                                                             =======     ======

    Depreciation expense amounted to $3,481, $1,158 and $680 in fiscal years 2000, 1999 and 1998, respectively.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    The Company has several noncancelable operating leases for office space and office equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows:

YEARS ENDING JUNE 30:
---------------------
2001........................................................  $4,220
2002........................................................   3,953
2003........................................................   3,728
2004........................................................   1,661
2005........................................................     580
2006 and beyond.............................................     500

    Total rental expense for operating leases in 2000, 1999 and 1998 was $2,749, $1,612 and $1,335, respectively.

6.  BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company operates in a single domestic market engaged principally in marketing research, consulting and polling.

    For the year ended June 30, 2000, revenues from the Company's largest customer amounted to 18% of revenues. For the year ended June 30, 1999, revenues from the two largest customers comprised 15% and 14% of revenues. For the year ended June 30, 1998, revenues from the Company's two largest customers comprised 19% and 15% of revenues.

7.  ACCRUED EXPENSES

    Accrued expenses consisted of the following at June 30:

                                                                2000       1999
                                                              --------   --------
Payroll and withholding expenses............................   $  989     $  474
Bonuses.....................................................    1,513        839
Other.......................................................      456        487
                                                               ------     ------
                                                               $2,958     $1,800
                                                               ======     ======

8.  LINE OF CREDIT

    The Company maintains a line of credit with a commercial bank providing borrowings up to $5,000 in fiscal 2000 (at prime) and $1,500 in fiscal 1999 (at prime plus 1%). The prime rate in effect at June 30, 2000 was 9.5%. Borrowings under this arrangement are due upon demand. The Company had borrowings of $291 at June 30, 1999. There were no borrowings under this agreement at June 30, 2000. The line of credit is collateralized by the assets of the Company.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  INCOME TAXES

    Income tax expense (benefit) consists of:

                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
2000:
  Federal..........................................   $ 256      $(256)    $    --
  State............................................      50         --          50
                                                      -----      -----     -------
                                                      $ 306      $(256)    $    50
                                                      =====      =====     =======

1999:
  Federal..........................................   $  --      $  --     $    --
  State............................................      --         --          --
                                                      -----      -----     -------
                                                      $          $         $
                                                      =====      =====     =======
1998:
  Federal..........................................   $(728)     $(171)    $  (899)
  State............................................      (1)      (214)       (215)
                                                      -----      -----     -------
                                                      $(729)     $(385)    $(1,114)
                                                      =====      =====     =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance increased by $11,488 and $3,516 during 2000 and 1999, respectively, primarily related to federal and state net operating loss carryforwards and Internet database development expenses.

    The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The components of deferred income tax assets at June 30 are presented below:

                                                               2000       1999
                                                             --------   --------
Deferred tax assets:
  Net operating loss carryforwards.........................  $12,050     $3,659
  Internet database development expenses...................    2,906
  Financial statement versus tax depreciation..............       87         62
  Tax credit carryforwards.................................       97         93
  Compensation expense accounted for differently between
    financial reporting and tax purposes...................      555        153
  Book expenses currently not deductible for tax
    purposes...............................................       45         29
                                                             -------     ------
      Gross deferred tax assets............................   15,740      3,996
  Valuation allowance......................................  (15,004)    (3,516)
                                                             -------     ------
      Net deferred tax assets..............................  $   736     $  480
                                                             =======     ======

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  INCOME TAXES (CONTINUED)
    The New York State and Federal net operating loss carryforwards ("NOLs") of approximately $32,412 and $30,742, respectively, begin to expire in 2019.

    The differences between income taxes (benefit) at the U.S. statutory rate and the effective rate are summarized as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
Benefit at Federal statutory rate................  $ (7,104)  $(3,008)   $(1,038)
State income tax benefit, net of Federal income
  tax benefit....................................    (1,388)     (435)      (141)
Stock option deductions..........................    (2,832)
Other............................................      (114)      (73)        65
Valuation allowance..............................    11,488     3,516
                                                   --------   -------    -------
                                                   $     50   $    --    $(1,114)
                                                   ========   =======    =======

10.  STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $14.00 per share (the "Offering"). The Offering was managed by Lehman Brothers, U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, E*Offering Corp. and Fidelity Capital Markets. Proceeds to the Company, after deduction of the Underwriters' discount and commission, totaled approximately $85,467, net of offering costs of approximately $1,367.

    PREFERRED STOCK

    In July 1998, the Company authorized and issued 147,000 shares of Class A Preferred Stock having a par value of $.01 per share and received proceeds in the amount of $14,700. The redemption value of Class A Preferred Stock is equal to $100 per share plus accrued and unpaid dividends. The total redemption value of Class A Preferred Stock at June 30, 1999 in the amount of $15,876 is classified on the Company's balance sheet as mandatory redeemable preferred stock and includes $1,176 of accrued and unpaid dividends. The costs associated with issuing these securities in the amount of $594 were charged to retained deficit due to the fact that the Class A Preferred Stock is required to be carried at redemption value.

    In September 1999, the Company authorized 200,000 shares of Class B Preferred Stock having a par value of $.01 per share. The Company received proceeds of approximately $1,000 from the issuance of 10,000 shares of Class B Preferred Stock on September 30, 1999. In October 1999, the Company

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  STOCKHOLDERS' EQUITY (CONTINUED)
received proceeds of approximately $19,000 from the issuance of 190,000 shares of Class B Preferred Stock.

    In December 1999, the Company authorized 5,000,000 shares of preferred stock having a par value of $.01 per share. No shares were outstanding at June 30, 2000.

    Upon completion of the initial public offering, the Company's preferred stock was converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

    COMMON STOCK

    In fiscal 2000, the Company amended the Certificate of Incorporation to increase the number of authorized common stock to 100,000,000 shares. At
June 30, 2000 and 1999, the Company had outstanding Warrants to purchase 104,916 and 260,960 shares, respectively, of common stock at $1.50 per share. The Warrants expire in July 2003.

    STOCK SPLIT

    On September 7, 1999, the Company declared a 28-for-1 stock split. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common stock issued and outstanding have been adjusted retroactively for the 28-for-1 stock split.

    EMPLOYEE STOCK PURCHASE PLAN

    The Company registered 500,000 shares of common stock in March 2000 for issuance under the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP provides employees with an opportunity to purchase the Company's common stock through payroll deductions. Under the ESPP, the Company's employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85 percent of the fair value at either the beginning or the end of each offering period. During fiscal year 2000, employees purchased 28,672 shares of common stock. There were no purchases under this plan in fiscal year 1999.

11.  NET LOSS PER SHARE

    Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. In arriving at the net loss available to holders of common stock, preferred stock dividends of $738 and $1,176 were added in fiscal 2000 and 1999. Upon conversion of the preferred stock in conjunction with the initial public offering, all rights to accrued and unpaid dividends were terminated. All potentially dilutive securities (see Notes 10 and 12) were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  NET LOSS PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per share:

                                                            2000          1999         1998
                                                         -----------   ----------   -----------
Numerator:
  Net loss.............................................  $   (20,942)  $   (8,847)  $    (1,939)
  Accrued dividends on preferred stock.................         (738)      (1,176)           --
                                                         -----------   ----------   -----------
Net loss available to holders of common stock..........  $   (21,680)  $  (10,023)  $    (1,939)
                                                         ===========   ==========   ===========
Denominator for basic and diluted loss per share --
  weighted average shares..............................   23,317,847    9,955,261    11,903,256
                                                         ===========   ==========   ===========
Basic and diluted net loss per share...................  $      (.93)  $    (1.01)  $      (.16)
                                                         ===========   ==========   ===========

    (UNAUDITED)

    The pro forma net loss per share has been computed by dividing net loss by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which was ultimately converted to common stock in conjunction with the initial public offering) as if the conversation occurred at the beginning of the period or at date of issuance, if later.

12.  EMPLOYEE STOCK OPTION PLAN

    The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to key employees to purchase its common stock, generally at fair value as of the date of grant. Options generally vest over a period up to 4 years and expire after 10 years from the date of grant.

    The Company registered 1,250,000 shares of common stock in March 2000 for issuance under the 1999 long-term incentive plan. There were 216,000 shares available for future grant at June 30, 2000.

    During fiscal 2000 and 1999, 617,000 and 266,000 options, respectively, were granted to employees at an amount which was less than the fair value of the common stock as of the grant date. Accordingly, the Company recorded $2,431 and $666 in unamortized deferred compensation in fiscal 2000 and 1999 for such options which vest over 3 to 4 years. Compensation expense will be amortized over the vesting period and unamortized deferred compensation has been recorded as a reduction in stockholders' equity. During fiscal 2000 and 1999, compensation expense recognized in the consolidated statements of operations amounted to $1,006 and $16, respectively.

    During fiscal 1998, the life was extended on 1,050,000 options. As a result, a new measurement date occurred. Accordingly, the Company recorded approximately $301 in compensation expense for such options which were fully vested. Also during fiscal 1998, 980,000 options were granted to employees at an amount which was less than the fair value of the common stock as of the grant date. Accordingly, the Company recorded approximately $109 in compensation expense for such options which vested immediately upon grant.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.  EMPLOYEE STOCK OPTION PLAN (CONTINUED)
    Stock option activity is as follows:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES     PRICE PER SHARE
                                                     ---------   ----------------
Outstanding at June 30, 1997.......................  2,105,600        $ .26
  Granted..........................................  2,240,000          .42
  Canceled.........................................    770,000          .35
  Exercised........................................    196,000          .18
                                                     ---------
Outstanding at June 30, 1998.......................  3,379,600          .35
  Granted..........................................    560,000         1.26
  Canceled.........................................     65,352          .47
  Exercised........................................     97,048          .37
                                                     ---------
Outstanding at June 30, 1999.......................  3,777,200          .48
  Granted..........................................  2,288,600         5.88
  Canceled.........................................    126,200         2.93
  Exercised........................................  1,880,200          .34
                                                     ---------
Outstanding at June 30, 2000.......................  4,059,400         3.52
                                                     =========

    Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for its stock option plan in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock option plan been determined consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                       BASIC NET LOSS         DILUTED NET LOSS
                                                  NET LOSS                PER SHARE               PER SHARE
                                            AVAILABLE TO HOLDERS    AVAILABLE TO HOLDERS    AVAILABLE TO HOLDERS
                                               OF COMMON STOCK         OF COMMON STOCK         OF COMMON STOCK
                                            ---------------------   ---------------------   ---------------------
                                               AS          PRO         AS          PRO         AS          PRO
                                            REPORTED      FORMA     REPORTED      FORMA     REPORTED      FORMA
                                            ---------   ---------   ---------   ---------   ---------   ---------
2000.....................................   $(21,680)   $(22,224)     $(.93)      $(.95)      $(.93)      $(.95)
1999.....................................    (10,023)    (10,100)     (1.01)      (1.01)      (1.01)      (1.01)
1998.....................................     (1,939)     (2,043)      (.16)       (.17)       (.16)       (.17)

    For purposes of this disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding in 2000, 1999 and 1998.

                                                              2000       1999       1998
                                                            --------   --------   --------
Risk-free interest rate...................................    6.28%      4.70%      5.68%
Weighted average expected life (years)....................       3          3          3

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.  EMPLOYEE STOCK OPTION PLAN (CONTINUED)
    For option grants made subsequent to the initial public offering, a volatility factor of 137% was used.

    The weighted average grant date fair value of options granted in 2000, 1999 and 1998 is summarized below:

                                                               2000                  1999                  1998
                                                        -------------------   -------------------   -------------------
                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE               AVERAGE
                                                        -------------------   -------------------   -------------------
                                                          FAIR     EXERCISE     FAIR     EXERCISE     FAIR     EXERCISE
                                                         VALUE      PRICE      VALUE      PRICE      VALUE      PRICE
                                                        --------   --------   --------   --------   --------   --------
Options whose exercise price equaled the grant date
  fair value..........................................   $3.33      $6.16      $ .15      $1.26       $.06       $.47
Options whose exercise price was less than the grant
  date fair value.....................................   $4.36      $4.65      $2.63      $1.26       $.28       $.24

    The following represents additional information about stock options outstanding at June 30, 2000:

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-----------------------------------------------------------------------   ----------------------------
                                          WEIGHTED
                                          AVERAGE           WEIGHTED                       WEIGHTED
      RANGE OF                           REMAINING          AVERAGE                        AVERAGE
   EXERCISE PRICES        NUMBER      CONTRACUTAL LIFE   EXERCISE PRICE     NUMBER      EXERCISE PRICE
      PER SHARE         OUTSTANDING       (YEARS)         (PER SHARE)     EXERCISABLE    (PER SHARE)
---------------------   -----------   ----------------   --------------   -----------   --------------
$.18--$.47...........    1,456,000            7               $ .45        1,456,000         $.45
1.26--3.70..........     1,569,400            9                2.77          486,575         2.34
3.75--7.06..........       477,000            9                6.09          230,833         7.06
11.00--14.00........       557,000           10               11.47               --           --

13.  1997 STOCK PROGRAM

    The 1997 Stock Program replaces a similar program enacted in 1993. Under this Program, the Company purchases outstanding shares of common stock and may:
1) grant to certain employees the right to purchase shares; and/or 2) designate that a portion of the compensation payable under the Company's bonus plans be paid in common stock. All purchases and sales are made at fair value and occur within six months following the end of the Company's year end. The plan has a repurchase requirement whereby the Company must attempt to repurchase certain amounts of its common stock.

    Transactions under the 1997 Stock Program are as follows:

                                      2000                   1999                   1998
                              --------------------   --------------------   --------------------
                               NUMBER                 NUMBER                 NUMBER
                              OF SHARES    AMOUNT    OF SHARES    AMOUNT    OF SHARES    AMOUNT
                              ---------   --------   ---------   --------   ---------   --------
Shares purchased or
  retired...................                          57,540     $72,459      14,364    $ 6,679
Shares issued...............   75,880     $281,027    57,540      72,459     118,664     55,178

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14.  401(K) PLAN

    The Company established a 401(k) Plan (the "Plan") effective January 1, 1995. Eligibility to participate in the Plan, including employer matching contributions, if any, is limited to those employees who are at least 21 years of age and have completed one year of employment with at least 1,000 hours of service. However, employees are eligible to contribute to the Plan upon completion of one quarter of service.

    Participants may contribute 1% to 18% of compensation. Employer matching contributions are discretionary, and include matching contributions and profit sharing contributions. Matching contribution expense incurred by the Company during 2000, 1999 and 1998 was $137, $94 and $81, respectively.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid (received) during the year for:

                                                                2000       1999       1998
                                                              --------   --------   --------
Interest....................................................    $160      $  35       $171
                                                                ----      -----       ----

Taxes.......................................................    $253      $(748)      $256
                                                                ----      -----       ----

    NON-CASH FINANCING ACTIVITY

    Upon completion of the initial public offering during fiscal 2000, all outstanding shares of preferred stock were converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     BALANCE AT   ADDITIONS    DEDUCTIONS     BALANCE
                                                     BEGINNING    CHARGED TO     AMOUNTS      AT END
                                                     OF PERIOD     EARNINGS    WRITTEN OFF   OF PERIOD
                                                     ----------   ----------   -----------   ---------
Year ended June 30, 1998
  Deducted in the consolidated balance sheet:
    Trade accounts receivable, allowance for
      doubtful accounts............................    $     0     $     0        $     0     $     0
                                                       =======     =======        =======     =======
    Deferred tax valuation allowance...............          0           0              0           0
                                                       =======     =======        =======     =======

Year ended June 30, 1999
  Deducted in the consolidated balance sheet:
    Trade accounts receivable, allowance for
      doubtful accounts............................          0           0              0           0
                                                       =======     =======        =======     =======
    Deferred tax valuation allowance...............          0       3,516              0       3,516
                                                       =======     =======        =======     =======

Year ended June 30, 2000
  Deducted in the consolidated balance sheet:
    Trade accounts receivable, allowance for
      doubtful accounts............................          0          74              0          74
                                                       =======     =======        =======     =======
    Deferred tax valuation allowance...............      3,516      11,488              0      15,004
                                                       =======     =======        =======     =======

                                 EXHIBIT INDEX

EXHIBIT NUMBER          EXHIBIT TITLE                                                   PAGE
--------------          -------------                                                 --------
        3.1             Amended and Restated Certificate of Incorporation of the
                        Company (filed herewith).

        3.2             Bylaws of the Company (filed as Exhibit 3.5 to the Company's
                        Registration Statement on Form S-1/A filed October 26, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.1             1999 Long Term Incentive Plan and form of agreements thereto of the Company (filed as Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 filed September 17, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.2             1999 Employee Stock Purchase Plan and form of agreements
                        thereto of the Company (filed as Exhibit 10.2 to the
                        Company's Registration Statement on Form S-1 filed September
                        17, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.3+            Unique Name Agreement between At Home Corporation and the
                        Company (filed as Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1/A filed November 10, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.4+            Strategic Alliance Agreement between Market Facts, Inc. and the Company (filed as Exhibit 10.4 to the Company's
                        Registration Statement on Form S-1/A filed November 10, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.5.1           Confidentiality and Non-Competition Agreement dated
                        September 1, 1999 between the Company and Gordon S. Black
                        (filed as Exhibit 10.5.1 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.5.2           Confidentiality and Non-Competition Agreement dated
                        September 1, 1999 between the Company and David H. Clemm
                        (filed as Exhibit 10.5.2 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.5.3           Confidentiality and Non-Competition Agreement dated
                        September 1, 1999 between the Company and Leonard R. Bayer
                        (filed as Exhibit 10.5.3 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.6.1           Leases for 135 & 60 Corporate Woods, Rochester, New York
                        dated April 12, 1991 between Gordon S. Black Corporation and
                        Corporate Woods Associates, together with all amendments
                        thereto (filed as Exhibit 10.6.1 to the Company's
                        Registration Statement on Form S-1 filed September 17, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.6.2           Lease for 70 Carlson Road, Rochester, New York dated July 1,
                        1998 between Gordon S. Black Corporation and Carlson Park
                        Associates, together with all amendments thereto (filed as
                        Exhibit 10.6.2 to the Company's Registration Statement on
                        Form S-1 filed September 17, 1999 (Registration No.
                        333-87311) and incorporated herein by reference).

EXHIBIT NUMBER          EXHIBIT TITLE                                                   PAGE
--------------          -------------                                                 --------
       10.6.3           Lease for 111 Fifth Avenue, New York, New York dated June 9,
                        1994 between Louis Harris and Associates, Inc. and B.J.W.
                        Associates (filed as Exhibit 10.7 to the Company's
                        Registration Statement on Form S-1/A filed October 26, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.6.4           Sublease for 5th Floor, 500 Fifth Avenue, New York, New York
                        dated March 31, 2000 between the Company and New York Life
                        Insurance Company (filed herewith).

       10.7             Registration Agreement dated July 7, 1998 among the Company,
                        Brinson Venture Capital Fund III, L.P., Brinson MAP Venture
                        Capital Fund III Trust and the Virginia Retirement System
                        (filed as Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 filed September 17, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.8             Revolving Credit Facility between Gordon S. Black
                        Corporation and Manufacturers and Traders Trust Company
                        dated August 18, 1999 (filed as Exhibit 10.9 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.9             Investment Agreement between Market Facts, Inc. and the
                        Company dated April, 1999 (filed as Exhibit 10.11 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.10            Amended and Restated Investment Agreement between Riedman
                        Corporation and the Company dated October 15, 1991 (filed as
                        Exhibit 10.12 to the Company's Registration Statement on
                        Form S-1/A filed October 26, 1999 (Registration No.
                        333-87311) and incorporated herein by reference).

       10.11            Investment Agreement among SEQUEL Limited Partnership II and
                        Sequel Entrepreneur's Fund II, L.P. and the Company dated as of October 15, 1995 (filed as Exhibit 10.13 to the Company's
                        Registration Statement on Form S-1/A filed October 26, 1999
                        (Registration No. 333-87311) and incorporated herein by
                        reference).

       10.12            Investment Agreement between Young & Rubicam Inc. and the
                        Company dated as of October 15, 1999 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1/A filed
                        October 26, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       10.13            Investment Agreement between Excite, Inc. and the Company
                        dated as of October 15, 1999 (filed as Exhibit 10.15 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.14            Amendment No. 1 to the Registration Agreement between the
                        Company and Brinson Map Venture Capital Fund III, Brinson
                        MAP Venture Capital Fund III Trust, BVCF III, L.P., and
                        Virginia Retirement System dated as of October 15, 1999
                        (filed as Exhibit 10.16 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.15            Registration Agreement between the Company and Riedman
                        Corporation dated as of October 15, 1999 (filed as Exhibit
                        10.17 to the Company's Registration Statement on Form S-1/A
                        filed October 26, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

EXHIBIT NUMBER          EXHIBIT TITLE                                                   PAGE
--------------          -------------                                                 --------
       10.16            Registration Agreement among the Company and Sequel Limited
                        Partnership II and Sequel Entrepreneur's Fund II, L.P. dated as of October 15, 1999 (filed as Exhibit 10.18 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.17            Registration Agreement between the Registrant and Young &
                        Rubicam Inc. dated as of October 15, 1999 (filed as Exhibit
                        10.19 to the Company's Registration Statement on Form 5-1/A
                        filed October 26, 1999 (Registration No. 333-87311 and
                        incorporated herein by reference).

       10.18            Registration Agreement between the Registrant and Excite,
                        Inc. dated as of October 15, 1999 (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed
                        October 26, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       10.19            Stockholder's Agreement by and among the Company, Brinson
                        MAP Venture Capital Fund III, BVCF III, L.P., Virginia
                        Retirement System, Gordon S. Black, Leonard R. Bayer, David
                        M. Clemm, Excite, Inc., Young & Rubicam Inc., Riedman
                        Corporation, Sequel Limited Partnership II and Sequel
                        Entrepreneur's Fund II, L.P. dated as of October 15, 1999
                        (filed as Exhibit 10.21 to the Company's Registration
                        Statement on Form S-1/A filed October 26, 1999 (Registration
                        No. 333-87311) and incorporated herein by reference).

       10.20            Research Agreement between the Company and Young & Rubicam
                        Inc. dated October 22, 1999 (filed as Exhibit 10.22 to the
                        Company's Registration Statement on Form S-1/A filed October
                        26, 1999 (Registration No. 333-87311) and incorporated
                        herein by reference).

       10.21            First Amendment to Unique Name Agreement between At Home
                        Corporation and the Company dated October 14, 1999 (filed as
                        Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1/A filed October 26, 1999 (Registration No.
                        333-87311) and incorporated herein by reference).

       10.22            Letter Agreement between the Company and Sanford M. Schwartz dated October 27, 1999 (filed as Exhibit 10.24 to the
                        Company's Registration Statement on Form S-1/A filed
                        November 10, 1999 (Registration No. 333-87311) and
                        incorporated herein by reference).

       11. Statement Re: Computation of Per Share Earnings (filed herewith).

       12.              Statement Re: Computation of Ratios (filed herewith).

       21.              List of Subsidiaries (filed herewith).

       23.1             Consent of Independent Accountants (filed herewith).

       23.2             Report of Independent Accountants (filed herewith).

       24.              Power of Attorney (included on page 36 of this Report).

       27.              Financial Data Schedule (filed herewith).

------------------------

+ Confidential treatment was granted pursuant to Rule 406 of the Securities Act as to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.