Form 10-Q
period 2000-09-30
HARRIS INTERACTIVE INC
filed 2000-11-14
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 2000, 34,264,004 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                                 PAGE
Part I: Financial Information
   Item 1: Financial Statements  (Unaudited)

   Condensed Consolidated Balance Sheets at September 30, 2000 and June 30, 2000                                   1

   Condensed Consolidated Statements of Operations for the three months ended
   September 30, 2000 and September 30, 1999                                                                       2

   Condensed Consolidated Statements of Cash Flows for the three months ended
   September 30, 2000 and September 30, 1999                                                                       3

   Notes to Unaudited Consolidated Financial Statements                                                            4

   Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                                   5

Part II: Other Information

   Item 1: Legal Proceedings                                                                                       9

   Item 2: Changes in Securities and Use of Proceeds                                                               9

   Item 3: Defaults Upon Senior Securities                                                                         9

   Item 4: Submission of Matters to a Vote of Security Holders                                                     9

   Item 5: Other Information                                                                                       9

   Item 6: Exhibits and Reports on Form 8-K                                                                       10

Signatures                                                                                                        11

                             HARRIS INTERACTIVE INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,         JUNE 30,
                                                                                    2000                2000
                                     ASSETS
Current assets:

   Cash and cash equivalents                                                        $   11,142           $ 23,932
   Marketable securities                                                                52,486             48,960
   Accounts receivable                                                                   9,953             10,056
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                 3,710              3,780
   Other current assets                                                                  1,660              2,072
                                                                             ------------------   ----------------
           Total current assets                                                         78,951             88,800
Property, plant and equipment, net                                                      15,703             13,640
Goodwill, less accumulated amortization of $482 at September 30, 2000
   and $456 at June 30, 2000                                                             1,068              1,094
Other assets                                                                               948                918
                                                                             ------------------   ----------------

           Total assets                                                             $   96,670           $104,452
                                                                             ==================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                 $    3,918           $  4,243
   Accrued expenses                                                                      2,690              2,958
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                    2,819              2,901
                                                                              -----------------   ----------------
           Total current liabilities                                                     9,427             10,102


Stockholders' equity:

   Common stock, $.001 par value
   Authorized - 100,000,000 shares
   Issued and outstanding - 34,264,004 shares at September 30,
    2000 and 34,111,434 shares at June 30, 2000                                             34                 34
   Additional paid-in capital                                                          129,303            129,113
   Unamortized deferred compensation                                                    (1,875)            (2,075)
   Accumulated other comprehensive loss                                                     (4)              (133)
   Accumulated deficit                                                                 (40,215)           (32,589)
                                                                              -----------------   ----------------
           Total stockholders' equity                                                   87,243             94,350
                                                                              -----------------   ----------------
           Total liabilities and stockholders' equity                               $   96,670           $104,452
                                                                             ==================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,

                                                                               2000                 1999
Revenues from services                                                         $    12,053          $     9,364
Cost of services                                                                     6,301                6,307
                                                                        -------------------  -------------------
           Gross profit                                                              5,752                3,057
Operating expenses:
   Internet database development                                                     2,517                  905
   Sales and marketing                                                               1,913                  793
   General and administrative                                                       10,086                5,121
                                                                        -------------------  -------------------
           Operating loss                                                           (8,764)              (3,762)

Interest and other income (expense), net                                             1,138                  (71)
                                                                        -------------------  -------------------
           Net loss                                                                 (7,626)              (3,833)

Accrued dividends on preferred stock                                                     -                 (294)
                                                                        -------------------  -------------------

Net loss available to holders of common stock                                  $    (7,626)         $    (4,127)
                                                                        ===================  ===================
Basic and diluted net loss per share                                           $     (0.22)         $     (0.38)
                                                                        ===================  ===================
Weighted average shares outstanding - basic
    and diluted                                                                 34,196,558           10,911,850
                                                                        ===================  ===================


The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                             SEPTMEBER 30,

                                                                                       2000               1999
Cash flows from operating activities:
     Net loss                                                                            $(7,626)            $(3,833)
     Adjustments to reconcile net loss to net cash
      used in operating activities -
         Depreciation and amortization                                                     1,650                 763
         Amortization of deferred compensation                                               200                 101
         Amortization of premium and discount on marketable securities                      (138)
         Loss on disposal of fixed assets                                                     47
         Decrease (increase) in -
            Accounts receivable                                                              103              (1,257)
            Costs and estimated earnings in excess of
             billings on uncompleted contracts                                                70                (699)
            Other current assets                                                             412                (391)
            Other assets                                                                     (30)                (10)
         (Decrease) increase in -
            Accounts payable                                                                (325)              1,876
            Accrued expenses                                                                (268)                705
            Billings in excess of costs and estimated
             earnings on uncompleted contracts                                               (82)               (219)
                                                                                   --------------    ----------------
               Net cash used in operating activities                                      (5,987)             (2,964)
                                                                                   --------------    ----------------
Cash flows from investing activities:
     Purchase of marketable securities                                                   (11,420)
     Proceeds from maturities of marketable securities                                     8,165
     Capital expenditures                                                                 (3,776)             (2,877)
     Proceeds from sale of fixed assets                                                       42
                                                                                   --------------    ----------------
               Net cash used in investing activities                                      (6,989)             (2,877)
                                                                                   --------------    ----------------
Cash flows from financing activities:
     Increase in short-term borrowings                                                                         4,709
     Net proceeds from issuance of preferred stock                                                               990
     Issuance of common stock and stock options                                              190                 347
                                                                                   --------------    ----------------
               Net cash provided by financing activities                                     190               6,046
                                                                                   --------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                                  (4)
                                                                                   --------------    ----------------
Net increase in cash and cash equivalents                                                (12,790)                205
Cash and cash equivalents at beginning of period                                          23,932                 108
                                                                                   --------------    ----------------
Cash and cash equivalents at end of period                                               $11,142             $   313
                                                                                   ==============    ================

The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Harris Interactive Inc. (the "Company") is a leading global market research firm, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for our HARRIS POLL(TM), the Company has over 40 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2000 has been prepared from the audited consolidated financial statements of the Company.

      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 000-27577), filed by the Company with the Securities and Exchange Commission on September 27, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. In arriving at the net loss available to holders of common stock, preferred stock dividends of $294 were added in fiscal 2000. Upon conversion of the preferred stock in conjunction with the initial public offering, all rights to accrued and unpaid dividends were terminated. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

      COMPREHENSIVE LOSS

      The components of the Company's total comprehensive loss ($000s) were:

                                                                          Three Months Ended
                                                               -----------------------------------------
                                                                   September 30,         September 30,
                                                                       2000                  1999
                                                               -------------------   -------------------
Net loss                                                                 $ (7,626)             $ (3,833)
Foreign currency translation
adjustments                                                                    (4)                    -
Unrealized gain on marketable securities                                      133                     -
                                                               -------------------   -------------------
Total comprehensive loss                                                 $ (7,497)             $ (3,833)
                                                               ===================   ===================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON THE INFORMATION AVAILABLE TO HARRIS INTERACTIVE INC. ON THE DATE HEREOF, AND HARRIS INTERACTIVE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS HARRIS INTERACTIVE INC. FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS OUR 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 27, 2000, SHOULD ALSO BE REVIEWED.

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

Through fiscal 1998, all of our revenues were derived from custom research projects using traditional market research and polling methodologies. In fiscal 1999, revenues from those sources represented 90% of our total revenues, while revenues from Internet-based products represented 10% of total revenues. In fiscal 2000, revenues from traditional market research and polling methodologies represented 59% of total revenues, while revenues from Internet-based products represented 41% of total revenues. During the first three months of fiscal 2001, revenues from Internet-based products surpassed revenues from traditional market research and polling methodologies, representing 58% of total revenue while traditional market research and polling methodologies revenues represented 42%. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet. As we anticipated, revenues derived from Internet-based custom research, multi-client products and Harris Interactive Service Bureau research now represent the dominant portion of our total revenues.

Since June 30, 2000 the number of our Internet clients has grown from 363 to 425, representing an increase of over 17%. Additionally, our Internet database of online panelists has also grown from approximately 6.6 million online panelists at June 30, 2000 to over 7.0 million at September 30, 2000.

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

Gross margin represents revenues less variable project costs and associated direct labor. Variable project costs related to market research utilizing traditional methodologies include interviewer payroll, subcontractor charges, participant incentives, telecommunication charges and mailing costs. In contrast, variable costs related to Internet-based market research are nominal. Direct labor costs consist primarily of survey design, analysis, and reporting costs and are comparable for both traditional and Internet-based methodologies. We anticipate that our gross margins will continue to increase as the percentage of revenues we generate from Internet-based products and services increases.

Operating expenses consist primarily of Internet database development costs, sales and marketing, and general and administrative expenses. Internet database development costs are the expenses we incur in connection with the ongoing development of our Internet panel, primarily through our strategic alliance with Excite@Home. Those costs are expensed as incurred. Sales and marketing expenses consist primarily of personnel and marketing program expenses, public relations advertising and promotion costs, commissions and telemarketing costs and other related expenses. General and administrative expenses consist of salaries, payroll taxes, benefits and related costs for both technology infrastructure development and general corporate functions, occupancy costs and depreciation.

Interest and other income is primarily comprised of income from investments in each period.

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. In connection with such transactions, during the first quarter of fiscal 2001 and fiscal 2000, we recognized compensation expense of approximately $0.2 million and $0.1 million, respectively.

Our net losses were $7.6 million and $3.8 million in the first quarter of fiscal 2001 and fiscal 2000, respectively. Net losses were higher in the first quarter of fiscal 2001 due to the continued expansion of our business resulting in the addition of new personnel, increased marketing expenses, and higher costs associated with ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our continuing transition from traditional to Internet-based market research.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,

                                                                2000              1999
Revenues from services                                               100%              100%
Cost of services                                                       52                67
                                                            --------------   ---------------
             Gross profit                                              48                33
Operating expenses:
    Internet database development                                      21                10
    Sales and marketing                                                16                 8
    General and administrative                                         84                55
                                                            --------------   ---------------
             Operating loss                                           (73)              (40)

Interest and other income (expense), net                                9                (1)
                                                            --------------   ---------------

             Net loss                                                 (64)              (41)
                                                            ==============   ===============

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES FROM SERVICES. Total revenues increased 29% to $12.1 million for the quarter ended September 30, 2000, from $9.4 million for the quarter ended September 30, 1999. This increase was due to increased usage of our Internet-based market research products and services, which contributed $7.0 million to total revenues, offset by a decline in traditional market research. Internet revenues constituted 58% of total revenues in the first quarter of fiscal 2001 as compared to 29% of total revenues in the first quarter of fiscal 2000.

GROSS PROFIT. Gross profit for the quarter ended September 30, 2000 was $5.8 million or 48% of revenues compared with $3.1 million or 33% of revenues for the quarter ended September 30, 1999. The increase in gross profit resulted primarily from the significant growth of high-margin Internet revenues relative to overall revenue growth.

INTERNET DATABASE DEVELOPMENT. Internet database development costs were $2.5 million for the quarter ended September 30, 2000 compared with $0.9 million in the quarter ended September 30, 1999. The increase of $1.6 million, or 178%, was due to costs associated with The Planet Project Global Poll as well as the continued expansion of our online panel at a rate consistent with strategic objectives. As announced in September 2000, we have partnered with other technology companies to conduct The Planet Project Global Poll, a four day, worldwide poll being conducted in mid-November, across all continents in eight languages. This survey will be the largest of its type ever conducted and will greatly increase our knowledge and expertise related to global research and will add significantly to the number of cooperative respondents worldwide.

SALES AND MARKETING. Sales and marketing expenses for the quarter ended September 30, 2000 were $1.9 million, or 16%, of revenues, compared with $0.8 million or 8% of revenues for the quarter ended September 30, 1999 . The increase in sales and marketing expenses of $1.1 million, or 138%, is primarily attributable to our hiring of sales and marketing personnel as well as an increase in marketing efforts required to support our multi-client research products and Harris Interactive Service Bureau expansion.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $10.1 million, or 84%, of revenues for the quarter ended September 30, 2000 compared with $5.1 million, or 55%, of revenues for the quarter ended September 30, 1999. The increase in general and administrative expenses was primarily attributable to increased staffing and related expenses to support the rapid growth in business, as well as the expansion of our office facilities.

INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income totaled $1.1 million for the quarter ended September 30, 2000 compared with $0.1 million, net expense, for the quarter ended September 30, 1999. The increase in interest income was primarily due to increased cash and marketable securities balances from a private placement of Class B preferred stock in October 1999 and completion of our initial public offering in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through bank financing and, more recently, issuances of our common and preferred stock. In December 1999 we completed our initial public offering of 6,670,000 shares of our common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $85.5 million.

Net cash used in operating activities was $6.0 million for the first quarter of fiscal 2001, and $3.0 million for the same period during fiscal 2000. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

Net cash used in investing activities was $7.0 million for the first quarter of fiscal 2001 and $2.9 million for the same period in the prior year. The increase was primarily attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock, pending the use of these proceeds for working capital, the expansion of our Internet panel and other purposes. Additionally, capital expenditures during the first quarter of fiscal 2001 increased by $0.9 million, or 31%, to $3.8 million, compared with $2.9 million during the first quarter of fiscal 2000. The increase was primarily associated with Internet infrastructure development, as well as facilities and equipment.

Net cash provided by financing activities was $0.2 million for the first quarter of fiscal 2001 and $6.0 million for the same period during fiscal 2000. In fiscal 2001, our financing activities consisted of the exercise of stock options. During the first quarter of fiscal 2000, our financing activity consisted primarily of short-term borrowings and proceeds received from the issuance of 10,000 shares of Class B Preferred Stock.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2001, these expenditures are expected to be lower than in fiscal 2000.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations.

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

The Company issued and sold an aggregate of 152,570 shares of its common stock to employees during the first quarter of fiscal 2001, upon the exercise of options granted under the Company's 1997 stock option plan, at prices ranging from $.47 to $3.70 per share, for an aggregate cash consideration of $190,484. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

During the period from December 6, 1999 through September 30, 2000, the Company used a portion of the proceeds from its public offerings as follows: (i) approximately $31.3 million of net cash used for working capital and general corporate purposes, including capital expenditures, (ii) approximately $6.1 million of net cash used for the expansion of our Internet panel and (iii) $0.5 million of net cash used in connection with the repayment of short-term borrowings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    - Exhibits:

          - 11 Statement regarding computation of per share earnings
          - 27 Financial Data Schedule

(b)    - Reports on Form 8-K

         None

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 14, 2000                   Harris Interactive Inc.

                                    By/s/ BRUCE A. NEWMAN

                                          Bruce A. Newman
                                          Chief Financial Officer