Form 10-Q
period 2000-12-31
HARRIS INTERACTIVE INC
filed 2001-02-08
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On December 31, 2000, 34,289,676 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                                                       PAGE
Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Condensed Consolidated Balance Sheets at December 31, 2000 and June 30, 2000                          1

   Condensed Consolidated Statements of Operations for the quarter ended and six months ended
   December 31, 2000 and 1999                                                                            2

   Condensed Consolidated Statements of Cash Flows for the six months ended
   December 31, 2000 and 1999                                                                            3

   Notes to Unaudited Consolidated Financial Statements                                                  4

   Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                                 6

Part II: Other Information

   Item 1: Legal Proceedings                                                                            11

   Item 2: Changes in Securities and Use of Proceeds                                                    11

   Item 3: Defaults Upon Senior Securities                                                              11

   Item 4: Submission of Matters to a Vote of Security Holders                                          11

   Item 5: Other Information                                                                            12

   Item 6: Exhibits and Reports on Form 8-K                                                             12

Signatures                                                                                              13


                             HARRIS INTERACTIVE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           December 31,          June 30,
                                                                               2000                2000
                                                                            ----------           ---------
                              ASSETS

Current assets:
   Cash and cash equivalents                                                $    7,555           $  23,932
   Marketable securities                                                        49,775              48,960
   Accounts receivable                                                          11,958              10,056
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                                          2,491               3,780
   Other current assets                                                          1,595               2,072
                                                                            ----------           ---------
              Total current assets                                              73,374              88,800

Property, plant and equipment, net                                              15,621              13,640
Goodwill, less accumulated amortization of $508 at
      December 31, 2000 and $456 at June 30, 2000                                1,042               1,094
Other assets                                                                       949                 918
                                                                            ----------           ---------
              Total assets                                                  $   90,986           $ 104,452
                                                                            ==========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $    2,976           $   4,243
   Accrued expenses                                                              2,348               2,958
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                   4,247               2,901
                                                                            ----------           ---------
              Total current liabilities                                          9,571              10,102

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
      34,376,476 shares issued at December 31, 2000 and 34,111,434
      shares issued at June 30, 2000                                                34                  34
   Additional paid in capital                                                  128,725             129,113
   Unamortized deferred compensation                                             (981)             (2,075)
   Accumulated other comprehensive income (loss)                                   105               (133)
   Accumulated deficit                                                        (46,181)            (32,589)
   Less: Treasury stock at cost, 86,800 shares at December
    31, 2000 and 0 shares at June 30, 2000                                       (287)
                                                                            ----------           ---------
              Total stockholders' equity                                        81,415              94,350
                                                                            ----------           ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   90,986           $ 104,452
                                                                            ==========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                Three Months Ended              Six Months Ended
                                                                   December 31,                    December 31,
                                                                2000           1999           2000            1999
                                                             ----------     ----------     ----------      ----------
        Revenues from services                               $   14,532     $   12,473     $   26,585      $   21,837
        Cost of services                                          6,939          6,950         13,240          13,257
                                                             ----------     ----------     ----------      ----------
              Gross profit                                        7,593          5,523         13,345           8,580
        Operating expenses:
           Internet database development                          2,617          1,615          5,134           2,520
           Sales and marketing                                    2,071          2,067          3,984           2,853
           General and administrative                             9,748          7,224         19,834          12,352
                                                             ----------     ----------     ----------      ----------
              Operating loss                                    (6,843)        (5,383)       (15,607)         (9,145)
        Interest and other income, net                            1,048            401          2,186             330
                                                             ----------     ----------     ----------      ----------
              Loss before income taxes                          (5,795)        (4,982)       (13,421)         (8,815)
        Income tax expense                                          171              -            171               -
                                                             ----------     ----------     ----------      ----------
              Net loss                                          (5,966)        (4,982)       (13,592)         (8,815)
        Accrued dividends on preferred stock                          -          (444)              -           (738)
                                                             ----------     ----------     ----------      ----------
        Net loss available to holders of common stock        $  (5,966)     $  (5,426)     $ (13,592)      $  (9,553)
                                                             ==========     ==========     ==========      ==========
        Basic and diluted net loss per share                 $   (0.17)     $   (0.33)     $   (0.40)      $   (0.70)
                                                             ==========     ==========     ==========      ==========
        Weighted  average  shares  outstanding  - basic
        and diluted                                          34,290,429     16,542,931     34,242,664      13,682,390
                                                             ==========     ==========     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            For the Six Months Ended
                                                                                  December 31,
                                                                              2000              1999
                                                                           ---------         ---------
Cash flows from operating activities:
   Net loss                                                                $ (13,592)        $  (8,815)
   Adjustments to reconcile net loss to net cash
      used in operating activities -
         Depreciation and amortization                                         3,274             1,307
         Amortization of deferred compensation                                   280               609
         Amortization of premium and discount on marketable securities          (326)
         Loss on disposal of fixed assets                                         47
         (Increase) decrease in -
            Accounts receivable                                               (1,902)           (2,521)
            Cost and estimated earnings in excess of billings on
               uncompleted contracts                                           1,289              (945)
            Other current assets                                                 477            (1,378)
            Other assets                                                         (31)              (11)
            (Decrease) increase in -
               Accounts payable                                               (1,267)            1,406
               Accrued expenses                                                 (610)              355
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                        1,346               (47)
                                                                           ---------         ---------
                  Net cash used in operating activities                      (11,015)          (10,040)
                                                                           ---------         ---------
Cash flows from investing activities:
   Purchase of marketable securities                                         (20,304)          (42,406)
   Proceeds from maturities of marketable securities                          20,072
   Capital expenditures                                                       (5,292)           (5,602)
   Proceeds from the sale of fixed assets                                         42
                                                                           ---------         ---------
                  Net cash used in investing activities                       (5,482)          (48,008)
                                                                           ---------         ---------
Cash flows from financing activities :
   Decrease in short-term borrowings                                                              (291)
   Proceeds from initial public offering of common stock                                        85,443
   Proceeds from issuance of preferred stock                                                    19,945
   Issuance of common stock and stock options                                    426               877
   Purchase of treasury stock                                                   (287)
                                                                           ---------         ---------
                  Net  cash provided by financing activities                     139           105,974

Effect of exchange rate change on cash and cash equivalents                      (19)
                                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents                         (16,377)           47,926
Cash and cash equivalents at beginning of period                              23,932               108
                                                                           ---------         ---------
Cash and cash equivalents at end of period                                 $   7,555         $  48,034
                                                                           =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission on September 27, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. In arriving at the net loss available to holders of common stock for the three and six month periods ended December 31, 1999, preferred stock dividends of $444 and $738, respectively, were added. Upon conversion of the preferred stock in conjunction with the initial public offering, all rights to accrued and unpaid dividends were terminated. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

      COMPREHENSIVE LOSS

      The components of the Company's total comprehensive loss were:

                                                     Three months ended                    Six months ended
                                                December 31,     December 31,      December 31,       December 31,
                                                   2000             1999              2000               1999
                                                ----------       ----------        ----------         ----------
      Net loss                                  $  (5,966)       $  (4,982)        $ (13,592)         $  (8,815)
      Foreign currency translation
          adjustments                                 (15)               -               (19)                 -
      Unrealized gain (loss) on
          marketable securities                       124             (62)               257               (62)
                                                ----------       ----------        ----------         ----------
      Total comprehensive loss                  $  (5,857)       $  (5,044)        $ (13,354)         $  (8,877)
                                                ==========       ==========        ==========         ==========

       STOCK REPURCHASE

       In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". At December 31, 2000, the Company repurchased 86,800 shares under such program.

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

In November 2000, Harris Interactive conducted an online Election 2000 survey covering 72 races in 38 states. The results of the survey were impressive, as the Company achieved 99% accuracy in predicting the political contests in November.

Research Business Report, an industry-leading market research newsletter, has provided the first independent assessment of the accuracy of Harris Interactive in forecasting the election. Making a direct comparison between the final Harris Interactive Internet-based poll with the final telephone based polls of other firms, the Research Business Report concluded:

         "In average percentage points, online outperformed phone polls. Harris (Interactive) was off an average 1.8 points for Gore and 2.5 points for Bush. Phone polling was off 3.9 points on the average Gore percentage and 4.4 for Bush."

These results support the Company's position that Internet polling is a replacement technology for telephone polling with a methodology that is faster, less expensive, and more accurate through the use of statistically weighted Internet samples that create an accurate picture of the entire population.

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

In fiscal 1999, revenues derived from custom research projects using traditional market research and polling methodologies represented 90% of our total revenues, while revenues from Internet-based products represented 10% of total revenues. In fiscal 2000, revenues from traditional market research and polling methodologies represented 59% of total revenues, while revenues from Internet-based products represented 41% of total revenues.

During the first six months of fiscal 2001, revenues from Internet-based products surpassed revenues from traditional market research and polling methodologies, representing 60% of total revenues while traditional market research and polling methodologies revenues represented 40%. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet. As we anticipated, revenues derived from Internet-based custom research, multi-client products and Harris Interactive Service Bureau research now represent the dominant portion of our total revenues. Additionally, since June 30, 2000 the number of our Internet clients has grown from 363 to 502, representing an increase of over 38%.

Revenues under fixed fee arrangements are recognized on a percentage of completion method based on the ratio of costs incurred to total estimated costs. These revenues include amounts billed to our clients to cover subcontractor costs and other direct expenses. Provision for estimated contract losses, if any, is made in the period such losses are determined.

Gross profit represents revenues less variable project costs and associated direct labor. Variable project costs related to market research utilizing traditional methodologies include interviewer payroll, subcontractor charges, participant incentives, telecommunication charges and mailing costs. In contrast, variable costs related to Internet-based market research are nominal. Direct labor costs consist primarily of survey design, analysis, and reporting costs and are comparable for both traditional and Internet-based methodologies. We anticipate that our gross profit will continue to increase as the percentage of revenues we generate from Internet-based products and services increases.

Operating expenses consist of Internet database development costs, sales and marketing, and general and administrative expenses. Internet database development costs are the expenses we incur in connection with the ongoing development of our Internet panel, primarily through our strategic alliance with Excite@Home. Those costs are expensed as incurred. Sales and marketing expenses consist primarily of personnel and marketing program expenses, public relations advertising and promotion costs, commissions and telemarketing costs and other related expenses. General and administrative expenses consist of salaries, payroll taxes, benefits and related costs for both technology infrastructure development and general corporate functions, occupancy costs and depreciation.

Interest and other income is primarily comprised of income from investments in each period.

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. In connection with such transactions, during the first six months of fiscal 2001 and fiscal 2000, we recognized compensation expense of approximately $0.3 million and $0.6 million, respectively.

Our net losses were $13.6 million and $9.6 million in the first six months of fiscal 2001 and fiscal 2000, respectively. Net losses were higher in the first half of fiscal 2001 due to the continued expansion of our business resulting in the addition of new personnel, increased marketing expenses, and higher costs associated with ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our continuing transition from traditional to Internet-based market research.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                            Three months ended            Six months ended
                                         December 31,  December 31,   December 31,  December 31,
                                            2000          1999           2000          1999
                                         ----------    ----------     ----------    ----------
Revenues from services                       100%          100%           100%          100%
Cost of services                              48            56             50            61
                                         ----------    ----------     ----------    ----------
Gross profit                                  52            44             50            39
                                         ----------    ----------     ----------    ----------
Operating expenses:
Internet database development                 18            13             19            11
Sales and marketing                           14            16             16            13
General and administrative                    67            58             74            57
                                         ----------    ----------     ----------    ----------
Operating loss                               (47)          (43)           (59)          (42)
Interest and other income, net                 7             3              8             2
                                         ----------    ----------     ----------    ----------
Loss before income taxes                     (40)          (40)           (51)          (40)
Income tax expense                             1             -              -             -
                                         ----------    ----------     ----------    ----------
Net loss                                     (41)          (40)           (51)          (40)
                                         ==========    ==========     ==========    ==========

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES FROM SERVICES. Total revenues increased 16% to $14.5 million for the quarter ended December 31, 2000, from $12.5 million for the quarter ended December 31, 1999. This increase was primarily due to our expanding Internet client base, resulting in greater demand for our Internet-based market research products and services, which contributed $9.0 million to total revenues, offset by a decline in traditional market research. Internet revenues constituted 62% of total revenues in the second quarter of fiscal 2001 as compared to 36% of total revenues in the second quarter of fiscal 2000.

GROSS PROFIT. Gross profit for the quarter ended December 31, 2000 was $7.6 million, or 52% of revenues, compared with $5.5 million or 44% of revenues for the quarter ended December 31, 1999. The increase of $2.1 million, or 38%, resulted primarily from the significant growth of high-margin Internet revenues relative to overall revenue growth.

INTERNET DATABASE DEVELOPMENT. Internet database development costs were $2.6 million for the quarter ended December 31, 2000 compared with $1.6 million for the quarter ended December 31, 1999. The increase of $1.0 million, or 63%, was primarily due to costs associated with The Planet Project Global Poll as well as the continued expansion of our online panel at a rate consistent with strategic objectives. In November 2000, we partnered with other technology companies to conduct The Planet Project Global Poll, a four day, worldwide poll conducted across all continents in eight languages. This survey was the largest of its type ever conducted and greatly increased our knowledge and expertise related to global research and added modestly to the number of cooperative online respondents worldwide.

SALES AND MARKETING. Sales and marketing expenses for each quarter ended December 31, 2000 and December 31, 1999 were $2.1 million. However, as a percentage of revenue, sales and marketing expenses decreased from 16% in the second quarter of fiscal 2000 to 14% in the second quarter of fiscal 2001. The improvement is attributable to stable hiring and related expenditures during a period of revenue growth.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.7 million, or 67%, of revenues for the quarter ended December 31, 2000 compared with $7.2 million or 58%, of revenues for the quarter ended December 31, 1999. The increase in general and administrative expenses was primarily attributable to increased staffing and related expenses to support the rapid growth in business, as well as the expansion of our office facilities.

INTEREST AND OTHER INCOME, NET. Net interest and other income totaled $1.0 million for the quarter ended December 31, 2000 compared with $0.4 million for the quarter ended December 31, 1999. The increase was primarily attributable to a higher average marketable securities balance for fiscal 2001 compared to the prior year.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES FROM SERVICES. Total revenues increased 22% from $21.8 million in fiscal 2000 to $26.6 million in fiscal 2001. This increase was primarily due to our expanding Internet client base, resulting in greater demand for our Internet-based market research products and services, which contributed $16.0 million to total revenues in fiscal 2001, a 122% increase over the same period last year. Internet revenues constituted 60% of total revenues in the first half of fiscal 2001 as compared to 33% of total revenues in the same period last year.

GROSS PROFIT. Gross profit was $13.3 million, or 50% of revenues for fiscal 2001, compared with $8.6 million, or 39% of revenues, in fiscal 2000. The increase of $4.7 million, or 55% resulted primarily from the significant growth of high-margin Internet revenues relative to overall revenue growth.

INTERNET DATABASE DEVELOPMENT. Internet database development costs were $5.1 million, or 19% of revenue, in fiscal 2001, compared with $2.5 million, or 11% of revenue, in fiscal 2000. The increase of $2.6 million, is primarily due to costs associated with The Planet Project Global Poll as well as the continued expansion of our online panel at a rate consistent with strategic objectives. In November 2000, we partnered with other technology companies to conduct The Planet Project Global Poll, a four day, worldwide poll conducted across all continents in eight languages. This survey was the largest of its type ever conducted and greatly increased our knowledge and expertise related to global research and added modestly to the number of cooperative online respondents worldwide.

SALES AND MARKETING. Sales and marketing expenses for fiscal 2001 were $4.2 million, or 16% of revenue, compared with $2.9 million, or 13% of revenue, for fiscal 2000. The increase of $1.3 million is attributable to our hiring of sales and marketing personnel as well as an increase in marketing efforts required to support our multi-client research products and Harris Interactive Service Bureau expansion.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $19.7 million, or 74%, of revenues for fiscal 2001 compared with $12.4 million or 57%, of revenues for fiscal 2000. The increase of $7.3 million was primarily attributable to increased staffing and related expenses to support the rapid growth in business, as well as the expansion of our office facilities.

INTEREST AND OTHER INCOME, NET. Net interest and other income totaled $2.2 million for fiscal 2001 compared with $0.3 million for fiscal 2000. The increase in interest income was primarily attributable to a higher average marketable securities balance for fiscal 2001 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $11.0 million for the first six months of fiscal 2001, and $10.0 million for the same period during fiscal 2000. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

Net cash used in investing activities was $5.5 million for the first six months of fiscal 2001, compared with $48.0 million for the same period in the prior year. The decrease was primarily attributable to the fiscal 2000 purchase of investment securities with the proceeds from our December 1999 initial public offering of common stock. Additionally, capital expenditures decreased by $.3 million.

Net cash provided by financing activities was $0.1 million for the first six months of fiscal 2001 and $106.0 million for the same period during fiscal 2000. In fiscal 2001, our financing activities consisted of the exercise of stock options offset by the purchase of Treasury Stock. During the first half of fiscal 2000, our financing activities consisted primarily of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.4 million, as well as a private placement of our Class B Preferred Stock with net proceeds of $19.9 million.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the initial public offering totaled approximately $85.4 million, net of offering costs of approximately $1.4 million.

The Company issued an aggregate of 37,257 shares of its common stock upon the exercise of warrants granted by the Company, at a price of $1.50. Each warrant had a net exercise provision under which the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares, based on the fair market value of our stock at the time of the exercise of the warrant, after deducting the aggregate exercise price. All such transactions were conducted using the net exercise provision during the second quarter of fiscal 2001. The Company relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of those shares.

During the period from December 6, 1999 through December 31, 2000, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $37.8 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $8.7 million of net cash used for the expansion of our Internet panel and (iii) $0.5 million of net cash used in connection with the repayment of short-term borrowings.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 annual meeting of stockholders was held on November 1, 2000. The following matters were voted upon and received the votes set forth below:

1.    The individuals named below were elected to three-year terms as directors.

                                                                    VOTES CAST
                                                     --------------------------------------
         DIRECTOR                                        FOR         WITHHELD       AGAINST
         --------                                        ---         --------       -------
         Benjamin Addoms                             27,044,024                      59,075

         Leonard R. Bayer                            27,057,309                      45,790

         G. Thomas Clark                             26,930,432                     172,667


      Directors continuing in office were Thomas D. Berman, Gordon S. Black, David H. Clemm, Sanford M. Schwartz, Stewart Owen and James R. Reidman.

2. The approval of the Amendment to Harris Interactive Inc.'s 1999 Long Term Incentive Plan increasing the number of shares of common stock reserved for issuance under the Plan by 1,500,000 was ratified, with

      26,201,686 shares voting for, 817,257 shares voting against, and 84,156 shares abstaining.

ITEM 5 - OTHER INFORMATION

Effective January 24, 2001, Stewart Owen and Sanford M. Schwartz resigned their positions on the Board of Directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits:
      - 11 Statement regarding computation of per share earnings

(b) - Reports on Form 8-K

      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


February 8, 2001                       Harris Interactive Inc.

                                        By /s/ BRUCE A. NEWMAN
                                           ------------------------------------
                                           Bruce A. Newman
                                           Chief Financial Officer