Form 10-Q
period 2001-03-31
HARRIS INTERACTIVE INC
filed 2001-05-15
CIK 1094238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-27577

HARRIS INTERACTIVE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1538028 (IRS Employer Identification No.)
135 Corporate Woods, Rochester, NY (Address of Principal Executive Offices)	14623 (Zip code)

(716) 272-8400
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On March 31, 2001, 34,218,371 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2001

INDEX

Harris Interactive Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2001	June 30, 2000
Assets
Current assets:
Cash and cash equivalents	$8,835	$23,932
Marketable securities	38,155	48,960
Accounts receivable	11,968	10,056
Costs and estimated earnings in excess of billings on uncompleted contracts	3,445	3,780
Other current assets	1,647	2,072

Total current assets	64,050	88,800
Property, plant and equipment, net	15,438	13,640
Goodwill and other intangibles, less accumulated amortization of $624 at March 31, 2001 and $456 at June 30, 2000	9,052	1,094
Other assets	981	918

Total assets	$89,521	$104,452

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,441	$4,243
Accrued expenses	3,095	2,958
Billings in excess of costs and estimated earnings on uncompleted contracts	6,533	2,901

Total current liabilities	14,069	10,102
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 34,398,671 shares issued at March 31, 2001 and 34,111,434 shares issued at June 30, 2000	34	34
Additional paid in capital	128,732	129,113
Unamortized deferred compensation	(800)	(2,075)
Accumulated other comprehensive income (loss)	206	(133)
Accumulated deficit	(52,102)	(32,589)
Less: Treasury stock at cost, 180,300 shares at March 31, 2001 and 0 shares at June 30, 2000	(618)	—

Total stockholders' equity	75,452	94,350

Total liabilities and stockholders' equity	$89,521	$104,452

The accompanying notes are an integral part of these consolidated financial statements.

Harris Interactive Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenue from services	$15,826	$14,156	$42,411	$35,993
Cost of services	8,444	7,503	21,684	20,760

Gross profit	7,382	6,653	20,727	15,233
Operating expenses:
Internet database development	1,633	1,600	6,767	4,120
Sales and marketing	2,443	2,863	6,427	5,716
General and administrative	10,045	9,046	29,879	21,398

Operating loss	(6,739)	(6,856)	(22,346)	(16,001)
Interest and other income, net	818	1,340	2,833	1,670

Net loss	(5,921)	(5,516)	(19,513)	(14,331)
Accrued dividends on preferred stock	—	—	—	(738)

Net loss available to holders of common stock	$(5,921)	$(5,516)	$(19,513)	$(15,069)

Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.57)	$(0.76)

Weighted average shares outstanding— basic and diluted	34,253,841	32,157,898	34,248,444	19,796,104

The accompanying notes are an integral part of these consolidated financial statements.

Harris Interactive Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(19,513)	$(14,331)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	4,659	2,309
Amortization of deferred compensation	384	805
Amortization of premium and discount on marketable securities	(436)	—
Loss on disposal of fixed assets	47	—
(Increase) decrease in —
Accounts receivable	(1,911)	(2,790)
Cost and estimated earnings in excess of billings on uncompleted contracts	335	(2,906)
Other current assets	425	(1,744)
Other assets	(63)	(313)
(Decrease) increase in —
Accounts payable	198	1,200
Accrued expenses	136	1,543
Billings in excess of costs and estimated earnings on uncompleted contracts	3,632	(1,272)

Net cash used in operating activities	(12,107)	(17,499)

Cash flows from investing activities:
Purchase of custom research division of Yankelovich Partners, Inc.	(8,126)	—
Purchase of marketable securities	(29,987)	(61,940)
Proceeds from sales and maturities of marketable securities	41,608	7,800
Capital expenditures	(6,379)	(8,456)
Proceeds from the sale of fixed assets	42	—

Net cash used in investing activities	(2,842)	(62,596)

Cash flows from financing activities:
Increase in short-term borrowings	—	759
Proceeds from initial public offering of common stock	—	85,467
Proceeds from issuance of preferred stock	—	19,945
Issuance of common stock and stock options	511	1,000
Purchase of treasury stock	(618)

Net cash (used in) provided by financing activities	(107)	107,171
Effect of exchange rate change on cash and cash equivalents	(41)	8

Net (decrease) increase in cash and cash equivalents	(15,097)	27,084
Cash and cash equivalents at beginning of period	23,932	108

Cash and cash equivalents at end of period	$8,835	$27,192

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.
BASIS OF PRESENTATION

  Harris Interactive Inc. (the "Company") is a leading global market research firm, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for THE HARRIS POLLSM, the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

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

2.
ACQUISITION OF YANKELOVICH CUSTOM RESEARCH DIVISION

  In February 2001, the Company acquired the custom research division of Yankelovich Partners, Inc. ("Yankelovich") headquartered in Norwalk, Connecticut, for approximately $8,126 including acquisition costs. Yankelovich custom research group offers a full range of research and consulting services including: product forecasting for the pharmaceutical and other industries, public opinion polling, brand equity studies, and corporate reputation measurement. In addition to Norwalk, Yankelovich has offices in Claremont, CA and Washington DC. The acquisition was accounted for as a purchase, and accordingly, the operating results of Yankelovich custom research division have been included in the Company's consolidated financial statements from the date of acquisition. Goodwill and other intangibles of approximately $8,100 are being amortized on a straight-line basis over 15 years.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basic and Diluted Net Loss Per Share

  Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. In arriving at the net loss available to holders of common stock for the nine month period ended March 31, 2000, preferred stock dividends of $738 were added. Upon conversion of the preferred stock in conjunction with the initial public offering, all rights to accrued and unpaid dividends were terminated. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

  Comprehensive Loss

  The components of the Company's total comprehensive loss were:

	Three Months Ended		Nine Months Ended
	March 31, 2001	March 31, 2000	March 31, 2001	March 31, 2000
Net loss	$(5,921)	$(5,516)	$(19,513)	$(14,331)
Foreign currency translation adjustments	(21)	8	(41)	8
Unrealized gain (loss) on marketable securities	122	(60)	380	(122)

Total comprehensive loss	$(5,820)	$(5,568)	$(19,174)	$(14,445)

  Stock Repurchase

  In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". As of March 31, 2001, the Company repurchased 180,300 shares at a cost of $618 under such program.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

    We provide market research and polling products and services to a broad range of companies, non-profit organizations and governmental agencies. Since 1956, we have provided these services utilizing traditional market research and polling methodologies such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling products and services.

    In February 2001, the Company acquired the custom research division of Yankelovich Partners, Inc. ("Yankelovich") headquartered in Norwalk, Connecticut, for approximately $8.1 million including acquisition costs. Yankelovich custom research group offers a full range of research and consulting services including: product forecasting for the pharmaceutical and other industries, public opinion polling, brand equity studies, and corporate reputation measurement. In addition to Norwalk, Yankelovich has offices in Claremont, CA and Washington DC. The acquisition was accounted for as a purchase, and accordingly, the operating results of Yankelovich custom research division have been included in the Company's consolidated financial statements from the date of acquisition. Goodwill and other intangibles of approximately $8.1 million are being amortized on a straight-line basis over 15 years.

    In November 2000, Harris Interactive Inc. conducted an online Election 2000 survey covering 72 races in 38 states. The results of the survey were impressive, as the Company achieved 99% accuracy in predicting the political contests in November.

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

    We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research products on a periodic subscription basis, typically quarterly or annually. Harris Interactive Service Bureau performs research for other market research firms on a project-by-project basis in response to requests from those firms. In addition, we provide customer relationship services on an outsourced basis to our clients on a project-by-project basis.

    In fiscal 1999, revenue derived from custom research projects using traditional market research and polling methodologies represented 90% of our total revenue, while revenue from Internet-based products represented 10% of total revenue. In fiscal 2000, revenue from traditional market research and polling methodologies represented 59% of total revenue, while revenue from Internet-based products represented 41% of total revenue. For the nine months ended March 2001, revenue from Internet-based products represented 56% of total revenue, while traditional market research and polling methodologies revenue represented 44%. We consider all of the revenue from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet.

    Revenue under fixed fee arrangements is recognized on a percentage of completion method based on the ratio of costs incurred to total estimated costs. This revenue includes amounts billed to our clients to cover subcontractor costs and other direct expenses. Provision for estimated contract losses, if any, is made in the period such losses are determined.

    Gross profit represents revenue less variable project costs and associated direct labor. Variable project costs related to market research utilizing traditional methodologies include interviewer payroll, subcontractor charges, participant incentives, telecommunication charges and mailing costs. In contrast, variable costs related to Internet-based market research are nominal. Direct labor costs consist primarily of survey design, analysis, and reporting costs and are comparable for both traditional and Internet-based methodologies. We anticipate that our gross profit will continue to increase as the percentage of revenue we generate from Internet-based products and services increases.

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

    We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. In connection with such transactions, during the first nine months of fiscal 2001 and fiscal 2000, we recognized compensation expense of approximately $0.4 million and $0.8 million, respectively.

    Our net losses were $19.5 million and $14.3 million in the first nine months of fiscal 2001 and fiscal 2000, respectively. Net losses continue to be higher during fiscal 2001 due to the continued expansion of our business resulting in the addition of new personnel, increased marketing expenses, and higher costs associated with ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our continuing transition from traditional to Internet-based market research.

Results of Operations

    The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenue from services	100%	100%	100%	100%
Cost of services	53	53	51	58

Gross profit	47	47	49	42

Operating expenses:
Internet database development	10	11	16	11
Sales and marketing	15	20	15	16
General and administrative	64	64	71	59

Operating loss	(42)	(48)	(53)	(44)
Interest and other income, net	5	9	7	4

Loss before income taxes	(37)	(39)	(46)	(40)
Income tax expense	—	—	—	—

Net loss	(37)	(39)	(46)	(40)

Three Months Ended March 31, 2001 and 2000

    Revenue from services.  Total revenue increased 11% to $15.8 million for the quarter ended March 31, 2001, from $14.2 million for the quarter ended March 31, 2000. This increase was due to the $2.8 million of incremental revenue generated from the Yankelovich custom research group acquired effective February 1, 2001, partially offset by the negative impact of the current economic slowdown. Internet revenue constituted 47% of total revenue in the third quarter of fiscal 2001 as compared to 46% of total revenue in the third quarter of fiscal 2000. The increase was dampened by the impact of the revenue mix acquired from Yankelovich which conducts the majority of its research using traditional methodologies.

    Gross profit.  Gross profit for the quarter ended March 31, 2001 was $7.4 million compared with $6.7 million for the quarter ended March 31, 2000. As a percentage of revenue, the gross profit was 47%, or flat when compared to the prior year.

    Internet database development.  Internet database development costs for each quarter ended March 31, 2001 and March 31, 2000 were $1.6 million. As a percentage of revenue, Internet database development costs decreased slightly from 11% in the prior year quarter to 10% in the current year quarter.

    Sales and marketing.  Sales and marketing expenses for the quarter ended March 31, 2001 were $2.4 million, or 15% of revenue, compared with $2.9 million, or 20% of revenue for the quarter ended

March 31, 2000. The improvement is primarily attributable to a reduction in marketing expenses, focused on specific products in the current year compared to brand awareness advertising subsequent to our initial public offering in fiscal 2000.

    General and administrative.  General and administrative expenses increased to $10.0 million for the quarter ended March 31, 2001 compared with $9.0 million for the quarter ended March 31, 2000. As a percentage of revenue however, general and administrative expenses were consistent with the prior year at 64% reflecting a Company-wide effort to contain costs while expanding revenue.

    Interest and other income, net.  Net interest and other income totaled $0.9 million for the quarter ended March 31, 2001 compared with $1.3 million for the quarter ended March 31, 2000. The decrease was attributable to a lower average marketable securities balance for fiscal 2001 compared to the prior year.

Nine Months Ended March 31, 2001 and 2000

    Revenue from services.  Total revenue increased 18% from $36.0 million in fiscal 2000 to $42.4 million in fiscal 2001. This increase was due to the expansion of our Internet client base and to the incremental revenue realized from the Yankelovich custom research group acquired effective February 1, 2001. Internet-based market research products and services contributed $23.5 million to total revenue in fiscal 2001, a 72% increase over the same period last year. Internet revenue constituted 56% of total revenue in the first nine months of fiscal 2001 as compared to 38% of total revenue in the same period last year. The increase was dampened by the impact of the revenue mix acquired from Yankelovich which conducts the majority of its research using traditional methodologies.

    Gross profit.  Gross profit was $20.7 million, or 49% of revenue for fiscal 2001, compared with $15.2 million, or 42% of revenue, in fiscal 2000. The increase of $5.5 million, or 36% resulted primarily from the significant growth of high-margin Internet revenue relative to overall revenue growth.

    Internet database development.  Internet database development costs were $6.8 million, or 16% of revenue, in fiscal 2001, compared with $4.1 million, or 11% of revenue, in fiscal 2000. The increase of $2.7 million, is primarily due to costs associated with The Planet Project Global Poll as well as the continued expansion of our online panel at a rate consistent with strategic objectives.

    Sales and marketing.  Sales and marketing expenses for fiscal 2001 were $6.4 million, or 15% of revenue, compared with $5.7 million, or 16% of revenue, for fiscal 2000. The increase of $0.7 million is attributable to our hiring of sales and marketing personnel as well as an increase in marketing efforts required to support our multi-client research products and Harris Interactive Service Bureau expansion. The improvement is primarily attributable to a reduction in marketing expenses, focused on specific products in the current year compared to brand awareness advertising subsequent to our initial public offering in fiscal 2000.

    General and administrative.  General and administrative expenses were $29.9 million, or 71% of revenue for fiscal 2001 compared with $21.4 million, or 59% of revenue for fiscal 2000. The increase of $8.5 million was primarily attributable to increased staffing and related expenses to support the rapid growth in business, as well as the expansion of our office facilities.

    Interest and other income, net.  Net interest and other income totaled $3.0 million for fiscal 2001 compared with $1.7 million for fiscal 2000. The increase in interest income was primarily attributable to a higher average marketable securities balance for fiscal 2001 compared to the prior year.

Liquidity and Capital Resources

    Net cash used in operating activities was $12.1 million for the first nine months of fiscal 2001, and $17.5 million for the same period during fiscal 2000. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

    Net cash used in investing activities was $2.8 million for the first nine months of fiscal 2001, compared with $62.6 million for the same period in the prior year. The decrease was primarily attributable to the fiscal 2000 net purchase of $54.1 million of investment securities with the proceeds from our December 1999 initial public offering of common stock compared to net sales of $11.6 million in investment securities during fiscal 2001. The net sales of investment securities during fiscal 2001 supported the purchase of the custom research division of Yankelovich in February 2001 for $8.1 million. Additionally, capital expenditures decreased from $8.5 million in fiscal 2000 to $6.4 million in fiscal 2001.

    Net cash (used in) provided by financing activities was ($0.1) million for the first nine months of fiscal 2001 and $107.2 million for the same period during fiscal 2000. In fiscal 2001, our financing activities consisted of the exercise of stock options offset by the purchase of Treasury Stock. During the first nine months of fiscal 2000, our financing activities consisted primarily of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.5 million, as well as a private placement of our Class B Preferred Stock, with net proceeds of $19.9 million.

    Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2001, the rate of such expenditures has been curtailed.

PART II: OTHER INFORMATION

Item 1—Legal Proceedings

    In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations.

Item 2—Changes in Securities and Use of Proceeds

    On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the Offering totaled approximately $85.5 million, net of offering costs of approximately $1.4 million.

    The Company issued an aggregate of 22,195 shares of its common stock on March 30, 2001 as the Company's matching contribution for the 401(k) Plan at a price of $3.81, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

    During the period from December 6, 1999 through March 31, 2001, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $40.0 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $10.3 million of net cash used for the expansion of our Internet panel (iii) approximately $8.1 million of net cash for the purchase of the custom research division of Yankelovich and (iv) $0.5 million of net cash used in connection with the repayment of short-term borrowings.

Item 3—Defaults Upon Senior Securities

    None

Item 4—Submission of Matters to a Vote of Security Holders

    None

Item 5—Other Information

    None

Item 6—Exhibits and Reports on Form 8-K

(a)—Exhibits:

    —11 Statement regarding computation of per share earnings

(b)—Reports on Form 8-K

  The Company filed a report on Form 8-K on February 23, 2001 that included the Company's press release dated February 14, 2001 reporting the Company's acquisition of Yankelovich.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.

May 14, 2001	By:	/s/ BRUCE A. NEWMAN Bruce A. Newman Principal Financial and Accounting Officer

QuickLinks

HARRIS INTERACTIVE INC. FORM 10-Q QUARTER ENDED MARCH 31, 2001 INDEX
Harris Interactive Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts) (Unaudited)
Harris Interactive Inc. Consolidated Statements of Operations (In thousands, except share and per share amounts) (Unaudited)
Harris Interactive Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
HARRIS INTERACTIVE INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)
PART II: OTHER INFORMATION
SIGNATURE