Form 10-K
period 2001-06-30
HARRIS INTERACTIVE INC
filed 2001-08-31
CIK 1094238

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

    Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of August 28, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was $30,606,848.

    As of August 28, 2001, 34,419,803 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

    The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive Inc. on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section of the document. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission, such as our prospectus dated December 6, 1999 and filed with the Securities and Exchange Commission on December 7, 1999, should also be reviewed.

Overview

    Harris Interactive Inc., a Delaware corporation, and its subsidiaries (together with its subsidiaries "Harris Interactive", "we", "our", "us", or the "Company") is a leading market research, polling and consulting firm that uses Internet-based and traditional methodologies to provide our world-wide customers with critical market knowledge in many industries. Known for our HARRIS POLL(TM), we have over 45 years experience in providing our clients with information about the views, experiences and attitudes of people worldwide. The Company operates as one business segment. Our Internet-based and traditional market research and polling services include:

    - research studies conducted on specific issues for specific customers - custom research,

    - research studies on issues of general interest developed and sold to numerous clients - multi-client research,

    - research conducted for other research firms - service bureau research, and

    - outsourced customer relationship services - customer relationship management services.

    In September 1997, we began developing our Internet panel and our proprietary technology infrastructure to provide our clients with online market research and polling products and services. As of June 30, 2001, our Internet panel consisted of several million individuals who have voluntarily agreed to participate in our various online market research and polling studies. We believe our Internet panel is larger than those of any of our competitors. Consequently, we believe we are the leading Internet-based market research and polling firm in the world. Our extensive Internet panel and proprietary technology infrastructure enable us to offer Internet-based market research and polling products and services which meet our clients' needs for fast, comprehensive and accurate information.

    Prior to 1999, we provided our market research services exclusively through traditional methodologies, including direct mail, telephone surveys, mall intercepts, focus groups and in-person interviews. We believe, however, that the Internet is changing our industry. Accordingly, we have made, and will continue to make, significant expenditures in the development of our technology platform, our Internet panel and management and staff to lead the transformation of the market research and polling industry to an Internet-based platform.

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

    Largest Internet Panel. We have developed what we believe to be the largest Internet panel in the world. As of June 30, 2001, our Internet panel consisted of several million online panelists, who are individuals that have voluntarily agreed to participate in our various online research studies. Our large and diverse Internet panel enables us to:

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

    As our Internet business has matured and our panel size reached a critical mass, we have shifted the focus of our attention from increasing the absolute size of our panel to quality and segmentation of participants. Our change of emphasis enables us to target our investments more specifically toward increases in panel productivity at a reduced cost. As part of these changes, we terminated our agreement to buy names in bulk from Excite@Home in April, 2001. We continue to obtain and buy names from a variety of sources to meet specific needs, and are planning additional investment in expanding our international databases. We also are transforming our entire panel to double opt-in status, enabling us to be removed from the Mail Abuse Prevention System ("MAPS") black hole list. Along with productivity related activities, we also have created a number of specialty subpanels, enabling us to better meet clients' specialized needs.

    Proprietary Technology Infrastructure. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. Since the beginning of fiscal 1998 through year end fiscal 2001, we have expended approximately $36.4 million to develop and maintain our technology infrastructure, data analysis techniques, and internal systems and procedures to capitalize on the Internet opportunity within our industry.

    Key elements of our technology infrastructure include:

    - A high speed customized e-mail system, which enables us to rapidly format, target and deliver over 1,000,000 e-mails per hour, inviting panelists in our database to participate in our online surveys.

    - A sophisticated survey engine, which can be programmed to conduct 200,000 interactive, five-minute surveys per hour in any language supported by Microsoft Word.

    - An advanced survey dispatcher system, which monitors, controls and allocates all respondent contact and survey results across our servers. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions to ensure high quality data collection.

    - Customizable multi-language registration and polling system, which allows new and existing panel members to add, delete or update registration information online. In addition, this system, for which a patent application is presently pending, recognizes each panelist's language preferences and delivers the survey in that language.

    We have developed flexible, automated reporting tools which will allow online access to survey information at any time and speed the process of data delivery to clients. We have designed our technology infrastructure to be scalable, which means that it can accommodate the expansion of our business without significant modifications to our existing system design.

    Based on our extensive research about Internet research, we have determined that some anomalies occur between the responses from on-line respondents versus the responses from off-line respondents that cannot be reconciled through normal demographic weighting. As such, we have developed proprietary propensity weighting schemes to correct for those anomalies.

    Strong Brand Name and Long-Standing Client Relationships. We believe the HARRIS POLL is one of the best known polls operating in the United States today. For over 45 years, the HARRIS POLL has been recognized as providing trusted market research products and services to a broad range of companies, non-profit organizations and governmental agencies. We use a variety of marketing strategies to heighten awareness of and enhance brand recognition of the HARRIS POLL, HARRIS INTERACTIVE and our Internet-based products and services.

    Custom Research Division of Yankelovich Partners, Inc. Complimenting the strong brand name HARRIS POLL, in February 2001, the Company acquired the custom research division of Yankelovich Partners, Inc.("Yankelovich") headquartered in Norwalk, Connecticut. Yankelovich offers a full range of research and consulting services including: product forecasting for the pharmaceutical and other industries, public opinion polling, brand equity studies, and corporate reputation measurement. Yankelovich has a long history of conducting high-quality market research for blue chip clients. We believe their consultative expertise and access to new markets such as retail, telecommunications and media is a key competitive advantage.

Our Products and Services

    We are a full-service provider of market research and polling services, utilizing both Internet-based and traditional survey methodologies. Our services are focused upon serving numerous vertical markets, which include, but are not limited to, e-commerce, consumer packaged goods, automotive, financial services, health care, technology and education. By aligning all of our support functions (e.g. sales, marketing, research staff) on specific vertical markets, we can effectively and efficiently deliver the various multi-client and custom services that we offer, while providing industry expertise and consultative support.

    Our business model comprises four main sources of revenues:

-        custom research;

-        multi-client research;

-        service bureau research; and

-        customer relationship management services;

    Our custom research products and services and customer relationship management services are provided using both traditional and Internet-based methodologies. We are transitioning our custom research and polling products and services to Internet-based research. Our remaining products have been developed exclusively using the Internet-based model. During fiscal 2001, 54% of our total revenues were derived from Internet-based products, up from 41% in fiscal 2000 and 10% in fiscal 1999. Through fiscal 1998, all of our revenues were derived from custom research products using traditional market research and polling methodologies. We are dedicating a significant amount of our financial and management resources to developing and marketing additional products and services which utilize our Internet-based methodologies.

The following table summarizes our products and services.


Product Type                            Description              Methodology
------------                   ---------------------------    ------------------

Custom Research                Market research and polling    Traditional and
                               conducted on an issue          Internet-based
                               specifically identified
                               by a client

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

Harris Interactive Service     Market research and polling    Internet-based
  Bureau                       conducted for other market
                               research organizations

Customer Relationship          Outsourced customer service    Traditional and
  Management Services          operations for corporations    Internet-based
                               and organizations

Custom Research

    For more than 45 years, we have provided custom business and consumer research to a broad range of companies, non-profit organizations and governmental agencies. This wealth of experience has provided us with the foundation to conduct custom research using the Internet to perform efficient, cost-effective data collection. As a result of our long history in providing custom research, we have particular expertise in the following markets:

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

Multi-Client Research

    Multi-client research products are studies that are conducted and sold on a one time or subscription basis to a large number of individuals or companies that have an interest in a particular market segment or research application. To develop our multi-client products, we utilize a rigorous, proprietary, Strategic Marketing Implementation Process ("SMIP"). The SMIP ensures our products are consistent with the Company's strategic direction, are meaningful in the targeted marketplace, and are of superior value. Our multi-client products are developed on an independent or co-branded basis and are marketed by us. Co-branding involves the development and marketing of a study with another party having a unique experience base in a particular subject or market. Agreements for co-branded studies are negotiated on a case-by-case basis, with revenues generally applied to specified categories of expenses and any profits shared equally. These products enable our clients to conduct research and collect useful data in their areas of expertise that they could not conduct without our Internet panel and technology infrastructure. By combining their expertise, the vast database of Internet respondents, and our Internet-based market research capabilities, we are able to develop and market a product that benefits both parties.

Harris Interactive Service Bureau

    Our Harris Interactive Service Bureau ("HISB") conducts Internet-based market research for other market research firms and other organizations that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such a capability themselves. Harris Interactive Service Bureau provides us with a revenue-generating source utilizing our data collection capabilities, our proprietary Internet panel and our scalable technology infrastructure. It enables us to penetrate markets or industries in which we do not have relationships or specific expertise. We believe that the Harris Interactive Service Bureau reduces the likelihood that those market research firms and other organizations, which are our clients, will invest significant financial and management resources in developing their own Internet-based market research capabilities.

    Harris Interactive Service Bureau clients can access our data collection facilities on a long-term, continuous basis or on a project-by-project basis. During fiscal 2001, the number of market research firms that use HISB increased to 74, up from 37 in fiscal 2000 and 5 at the end of fiscal 1999.

Customer Relationship Management Services

    By combining our traditional telephone research capabilities, our experience in customer contact services, and our sophisticated technology infrastructure, we provide high quality customer relationship services to clients. Our customer relationship management practice ("CRM"), assists clients in improving campaign performance using real-time data mining, marketing research, and state-of-the-art CRM technology. Our ISO 9002 certified contact centers offer 24/7, 365 days-per-year services that facilitate CRM campaign management processes. Customized program management and resource optimization help businesses achieve personalization with customers so they can proactively develop account management strategies and recommendations for next-logical product development solutions and marketing actions.

Our Clients

    For over 45 years, we have provided high quality market research products and services to a broad range of companies, non-profit organizations and governmental agencies.

    For the year ended June 30, 2001, revenues from the Company's largest customer comprised 12% of total revenues. No other single customer comprised 10% of total revenue. For the year ended June 30, 2000, revenues from the Company's largest customer comprised 18%. For the year ended June 30, 1999, revenues from the two largest customers comprised 15% and 14% of revenues.

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

    - Public Relations. We rely on our ability to produce and issue press releases for both our Company and clients who desire to make joint releases concerning studies that we have conducted. Our public relations strategy is designed to deploy critical communications in the areas of public affairs and government relations, issues management, and media relations in the United States and globally.

    - Trade Shows. We have participated and will continue to participate in a large number of industry tradeshows where we share our expertise with attendees to further our position as a global leader in Internet-based research.

    - Offline Advertising. We use print advertising to promote our brand name and our associated products and services. One of our significant offline promotional activities is our continuous release of the HARRIS POLL results to the public. These results are reported by various national newswire services. Additionally, the Harris Interactive name regularly appears in Time Magazine and on CNN as the research provider for Time/CNN surveys.

    - Online Promotion. We have agreements with numerous Internet sites, which allow us to place the HARRIS POLL icon on these online portals or websites. The HARRIS POLL icon provides a direct link to the panel registration area of our website.

      Other online promotions are undertaken from time to time to recruit special segments to our panel such as senior citizens, minorities, and Information Technology ("IT") users.

Our Competition

    The traditional market research and polling industry is highly competitive. The Internet-based market research and polling industry continues to rapidly evolve. We expect competition to intensify as existing market research firms recognize the significance of the Internet to their business and as other companies already engaged in Internet-based services recognize the potential market.

    In both traditional and Internet-based market research and polling business, we compete on the basis of our superior analytical and consultative skills to assist clients in identifying appropriate research issues to examine. This is accomplished through:

    - our proprietary sample designs techniques;

    - our questionnaire development;

    - our in-depth data collection; and

    - our ability to deliver samplings that represent the desired demographics of our clients.

    We believe that additional competitive factors in the Internet-based market research and polling industry are:


    - an ability to project results to the required universe;

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

Our Intellectual Property and Other Proprietary Rights

    Our success is dependent upon proprietary software technology, research methods, data analysis techniques, and internal systems and procedures that we have developed to address client and Internet-based market research needs. Our intellectual property is essential to our success and we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and license agreements with our employees, clients, independent contractors and other third parties to further protect our proprietary rights, software and procedures. We currently have two patents pending. One pending patent covers a multi-location and multi-language registration and polling system being placed on a variety of websites. Our other pending patent covers our CONCEPTLOC encryption system. Additionally, in June 2001, a patent application was filed for a system and method for conducting product configuration research over a computer-based network. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available.

    Under the terms of our acquisition of Louis Harris and Associates, we purchased the HARRIS name including HARRIS POLL, for global use except for use in Europe and the European portion of the former Soviet Union (the "Territory"). The prior owner of Louis Harris and Associates sold the HARRIS name for use in the Territory, and those rights are now owned by Taylor Nelson Sofres plc. ("TNS"). In February 2000, we entered into a trade mark license agreement with TNS, which provides us with a non-transferable license to use the names HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE, and HARRIS POLL INTERACTIVE within the Territory. Our use of these trademarks is permitted only with reference to the license in connection with market research services involving use of the Internet. We may not otherwise use the HARRIS name in the Territory. The agreement prohibits TNS from using HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE and HARRIS POLL INTERACTIVE, or confusingly similar marks within the Territory, and provides that TNS will not contest our use of "HPOL", within the Territory. TNS retains the right to use the HARRIS name within the Territory unless such use indicates a connection with the Internet and is confusingly similar to the marks licensed to us. TNS also retains the right to terminate the license in the event of (i) our insolvency or our breach of the agreement, (ii) the termination of separate agreements between us and TNS relating to our providing TNS with access to our panelist database, and/or (iii) a change of control or sale of substantially all of our business or assets of Harris Interactive in favor of a competitor of TNS; provided however, in the latter two cases we may purchase perpetual rights to the names.

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

Employees

    As of June 30, 2001, we employed a total of 560 persons on a full-time basis in addition to 190 full-time and 150 part-time individuals involved in our telephone data collection activities.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers

    The following persons are our executive officers who are not also directors. These individuals have been elected by and are serving at the pleasure of our board of directors:



Name                  Age      Position
----                  ---      --------

Dennis Bhame......     53      Executive Vice President, Human Resources
Arthur E. Coles...     58      Group President, Health Care and Public Policy
Peter J. Milla....     42      Senior Vice President, Chief Information Officer
Ronald Knight.....     62      Group President, Business & Consumer Services;
                               Consulting & Brand Management
Bruce A. Newman...     47      Chief Financial Officer, Secretary and Treasurer
Gregory T. Novak..     39      Group President, Emerging Markets
Harold E. Quinley.     58      Group President, Media & Public Relations

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

    PETER J. MILLA has served as our Senior Vice President, Chief Information Officer since September 1999. From 1985 until 1999, Mr. Milla was the Senior Vice President and Chief Information Officer at Response Analysis Corporation and following its acquisition, at Roper Starch Worldwide, where he was responsible for all information technology and data processing activities. From 1983 until 1985, Mr. Milla was on the staff of the National Opinion Research Center (NORC) at the University of Chicago and was responsible for managing the data processing activities on research projects for academic institutions and government agencies. Mr. Milla is currently a member of the Board of Directors of the Council of American Survey Research Organizations (CASRO). He also serves as chair of CASRO's Technology Committee. Mr. Milla holds a B.A. and M.A. from Queens College of the City University of New York.

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

    BRUCE A. NEWMAN has served as our Chief Financial Officer, Secretary and Treasurer since January 1986. From July 1980 to January 1986, Mr. Newman served as Treasury Manager of The Case-Hoyt Corporation, a national printer. From July 1975 to August 1979, Mr. Newman worked for PricewaterhouseCoopers LLP. Mr. Newman received a B.S. in Accounting from the State University of New York at Albany and is a Certified Public Accountant.

    GREGORY T. NOVAK has served as Group President, Strategic Marketing Solutions, since July 2000. From June 1999 through June 2000, Mr. Novak was the President of our Internet Division. From August 1996 to June 1999, Mr. Novak was Vice President/General Manager of Lightnin America's, a unit of GSX. Mr. Novak received an M.S. in Management from Purdue University's Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh. Mr. Novak is also a graduate of General Electric's Nuclear Power Engineering Program and Corporate Analyst's Training and Development Program.

    HAROLD E. QUINLEY has served as Group President, Media & Public Relations, since February 2001. From 1984 until 2001, Dr. Quinley held various positions with Yankelovich Partners, Inc., including Partner, Senior Partner, and most recently, Executive Vice President. Prior to joining Yankelovich Partners, Inc., Dr. Quinley held various teaching positions at Stanford University, Brown University, San Francisco State University, Manhattanville College and The Graduate School at the New School for Social Research. Dr. Quinley was also the recipient of two Post-Doctoral Grants: Social Science Research Council (1969-1970) and National Endowment for the Humanities (1973-1974). Dr. Quinley received a B.A. from Lawrence University and a Ph.D. from Stanford University.

Item 2.  Properties

    Our principal office is located in Rochester, New York, under a lease that expires in June 2005. In addition, we lease data collection centers, which include telephone interviewing and customer relationship management services, in Rochester, New York and Boardman, Ohio, and we lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Chicago, Illinois, Charlotte, North Carolina, Arlington, Virginia, Norwalk, Connecticut, Claremont, California and Washington DC. In August 2001, we closed the Charlotte, North Carolina and Washington DC offices.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

    Our common stock has been quoted on the Nasdaq National Market system under the symbol "HPOL" since December 6, 1999. Before then, there was no public market for our common stock. The following quotations are furnished by Nasdaq for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock.


                                                               Price Range
                                                                of Common
                                                                  Stock
                                                         ----------------------
                                                           High          Low
                                                         --------      --------

Year ending June 30, 2001:
Fourth Quarter.........................................    3.8000        2.0500
Third Quarter .........................................    6.0625        2.6250
Second Quarter.........................................    4.8750        2.5000
First Quarter..........................................    5.3750        3.1250

Year ending June 30, 2000:
Fourth Quarter.........................................    7.8750        3.0000
Third Quarter..........................................   21.0000        6.0000
Second Quarter (from December 6, 1999).................   24.0000       13.0000

Holders

    At August 28, 2001, the Company's common stock was held by approximately 4,710 shareholders, reflecting shareholders of record or persons holding stock through nominee or street name accounts with brokers.

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

    The Company issued and sold an aggregate of 101,466 shares of its common stock to employees during the fourth quarter of fiscal 2001, upon the exercise of options granted under the Company's 1997 stock option plan, at a price of $1.26, for an aggregate cash consideration of $127,847. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

    On June 30, 2001, the Company issued an aggregate of 44,438 shares of its common stock as the Company's matching contribution for the 401(k) Plan at a price of $2.50, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

    During the period December 6, 1999 through June 30, 2001, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $44.6 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.0 million of net cash used for the expansion of our Internet panel (iii) approximately $8.2 million of net cash used for the purchase of the custom research division of Yankelovich and (iv) $0.5 million of net cash used in connection with the repayment of short-term borrowings.

Item 6.  Selected Consolidated Financial Data

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The consolidated financial data for the year ended June 30, 1997 reflects the results of operations and balance sheet data of Gordon S. Black Corporation, our predecessor corporation.


                                                                Year ended June 30,
                                                ----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                --------   --------   --------   --------   --------
                                               (In thousands, except per share data and sales growth)
Statement of Operations Data:
Revenues from services........................  $ 60,061   $ 51,289  $ 28,965   $ 26,290   $ 23,327
Cost of services..............................    30,764     28,600    19,086     16,618     15,629
                                                --------   --------   -------    -------    -------
Gross profit..................................    29,297     22,689     9,879      9,672      7,698
Operating expenses:
  Internet database development expenses......     7,422      5,647     4,505      2,753         --
  Sales and marketing expenses................     8,475      8,665     1,316        957        513
  General and administrative expenses.........    41,115     32,209    13,085      8,855      5,878
                                                --------   --------   -------    -------    -------
Operating (loss) income.......................   (27,715)   (23,832)   (9,027)    (2,893)     1,307
Interest and other income (loss), net.........     3,695      2,940       180       (160)       (89)
(Loss) income before income tax...............   (24,020)   (20,892)   (8,847)    (3,053)     1,218
Income tax expense (benefit)..................        --         50        --     (1,114)       490
                                                --------   --------   -------    -------    -------
Net (loss) income.............................   (24,020)   (20,942)   (8,847)    (1,939)       728
Accrued dividends on preferred stock..........        --       (738)   (1,176)        --         --
                                                --------   --------   -------    -------    -------
Net (loss) income available to holders of
  common stock................................  $(24,020)  $(21,680) $(10,023)  $ (1,939)   $   728
                                                ========   ========   =======    =======    =======
(Loss) income per share -- basic and
  diluted.....................................  $  (0.70)  $  (0.93) $  (1.01)  $  (0.16)   $  0.06
                                                ========   ========   =======    =======    =======
Weighted average shares outstanding --
  basic.......................................    34,239     23,318     9,955     11,903     11,742
Weighted average shares outstanding --
  diluted.....................................    34,239     23,318     9,955     11,903     12,372

Selected Operating Data:
Sales Growth..................................        17%        77%       10%        13%        60%
Capital Expenditures..........................     7,648     12,092     4,372        977        672

Balance Sheet Data (at end of period):
Cash, cash equivalents and marketable
  securities..................................    42,491     72,892       108          4        349
Working capital (deficit).....................    44,634     78,698       552     (2,196)       (31)
Total assets..................................    85,221    104,452    14,785      9,798      9,721
Long-term debt, excluding current
  installment.................................        --         --        --        400        700
Mandatory redeemable preferred stock..........        --         --    15,876         --         --
Total stockholders' equity (deficit)..........    71,174     94,350    (8,496)       947      2,392

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We provide market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. Since 1956, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling products and services.

    We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research products on a periodic subscription basis, typically quarterly or annually. Harris Interactive Service Bureau performs research for other market research firms on a project-by-project basis in response to requests from those firms. We provide customer relationship management services on an outsourced basis to our clients on a project-by-project basis.

    Through fiscal 1998, all of our revenues were derived from custom research projects using traditional market research and polling methodologies. In fiscal 1999, revenues from those sources represented $26.1 million, or 90% of our total revenues, while revenues from Internet-based products represented $2.9 million, or 10% of total revenues. During fiscal 2000, revenues from traditional market research and polling methodologies represented $30.3 million, or 59% of total revenues, while revenues from Internet-based products represented $21.0 million, or 41% of total revenues. During fiscal 2001, revenues from traditional market research and polling methodologies represented $27.5 million, or 46% of total revenues, while revenues from Internet-based products represented $32.6 million, or 54% of total revenues. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet. We anticipate that revenues derived from Internet-based custom research, multi-client products and Harris Interactive Service Bureau research will continue to represent the dominant portion of our total revenues.

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

    Operating expenses consist primarily of database development costs, sales and marketing, and general and administrative expenses. Database development expenses are the expenses we incur in connection with the ongoing development of our Internet panel. Those costs are expensed as incurred. Sales and marketing expenses consist primarily of personnel and marketing program expenses, public relations advertising and promotion costs, commissions and telemarketing costs and other related expenses. General and administrative expenses consist of salaries, payroll taxes, benefits and related costs for both technology infrastructure development and general corporate functions, occupancy costs and depreciation.

    Interest and other income is primarily comprised of income from investments in each period.

    We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. During fiscal 2001, fiscal 2000 and fiscal 1999, we recognized compensation expense in connection with such transactions of approximately $.4 million, $1.0 million and $.02 million, respectively.

    Our net losses were $24.0 million, $20.9 million, and $8.8 million in fiscal 2001, fiscal 2000, and fiscal 1999, respectively, resulting primarily from the continued expansion of our business including the addition of new personnel, increased marketing and sales expenses, and higher costs associated with ongoing development of new products, services, and the technology infrastructure and Internet database necessary for our transition from traditional to Internet-based market research. We believe that as Internet-based revenue continues to grow sharply, becoming an even larger component of total revenue, gross margin will continue to increase and losses will decline.

Results of Operations

    The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:



                                                         Year ended June 30,
                                                    ----------------------------
                                                      2001       2000       1999
                                                    --------   --------   ------

Revenues from services............................    100%       100%       100%
Cost of services..................................     51         56         66
Gross margin......................................     49         44         34
Internet database development expenses............     12         11         16
Sales and marketing expenses......................     14         17          4
General and administrative expenses...............     69         63         45
Operating loss....................................    (46)       (47)       (31)
Interest and other income, net....................     (6)        (6)         1
Net loss..........................................    (40)       (41)       (30)



Fiscal 2001 as Compared to Fiscal 2000

    Revenues from Services. Total revenue increased 17% from $51.3 million in fiscal 2000 to $60.1 million in fiscal 2001. This increase was due primarily to the incremental revenue generated from the Yankelovich custom research group acquired effective February 1, 2001, supplemented by increased usage of our Internet-based market research products and services, which contributed $32.6 million to total revenue in fiscal 2001, a 55% increase over the prior year. Additionally, total revenues were negatively impacted by the current economic slowdown.

    Internet revenue constituted 54% of total revenues in fiscal 2001 as compared to 41% of total revenues in fiscal 2000. This increase was dampened by the impact of the revenue mix acquired from Yankelovich which, prior to its acquisition by us, conducted virtually all of its research using traditional methodologies. However, as a percent of total revenue, Internet revenue for Yankelovich totaled 25% during the fourth quarter of fiscal 2001, its first full quarter since being acquired.

    Gross Margin. Gross margin increased to 49% in fiscal 2001 from 44% in fiscal 2000, primarily due to the continuing expansion of Internet-related business relative to overall revenue growth.

    Database Development Expenses. Database development expenses increased 32% to $7.4 million in fiscal 2001 from $5.6 million in fiscal 2000. The increase over fiscal 2000 is primarily due to The Planet Project Global Poll initiative, a four day, worldwide poll conducted in November, across all continents in eight languages. This survey was the largest of its type ever conducted and greatly increased our knowledge and expertise related to global research and added modestly to the number of cooperative online respondents worldwide.

    Sales and Marketing. Sales and marketing expenses decreased slightly to $8.5 million, or 14% of revenue in fiscal 2001 compared to $8.7 million, or 17% of revenue, in the prior year. The decrease is primarily attributable to a reduction in marketing expenses, with a focus on specific products, as well as the Company-wide initiative to reduce overall spending.

    General and Administrative. General and administrative expenses increased to $41.1 million, or 69% of revenue in fiscal 2001 from $32.2 million, or 63% of revenue in fiscal 2000. This increase was primarily attributable to increased staffing and occupancy expenses associated with new hires, higher costs associated with our continuing development of new products, services and technologies for the Internet.

    Interest and Other Income, Net. Net interest and other income totaled $3.7 million in fiscal 2001 as compared to $2.9 million in fiscal 2000. The increase was primarily due to a higher average marketable securities balance during fiscal 2001 as compared to the prior year.

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

Quarterly Results of Operations

    The following table presents unaudited consolidated quarterly statement of operations data for the years ended June 30, 2000 and 2001. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

                                                                          Three Months Ended
                                    ------------------------------------------------------------------------------------------------
                                    September 30, December 31, March 31,   June 30, September 30, December 31, March 31,   June 30,
                                         1999        1999        2000        2000        2000        2000        2001        2001
                                       --------    --------    --------    --------    --------    --------    --------    --------
Revenues from services .............   $  9,364    $ 12,473    $ 14,156    $ 15,296    $ 12,053    $ 14,532    $ 15,826    $ 17,650

Cost of services ...................      6,307       6,950       7,503       7,840       6,301       6,939       8,444       9,080
                                       --------    --------    --------    --------    --------    --------    --------    --------

Gross Profit .......................      3,057       5,523       6,653       7,456       5,752       7,593       7,382       8,570

Operating expenses:

Internet database development
  expenses .........................        905       1,615       1,600       1,527       2,517       2,617       1,633         655

Sales and marketing expenses .......        793       2,067       2,863       2,942       1,913       2,071       2,443       2,048

General and administrative
  expenses .........................      5,121       7,224       9,046      10,818      10,086       9,748      10,045      11,236
                                       --------    --------    --------    --------    --------    --------    --------    --------

Operating loss .....................     (3,762)     (5,383)     (6,856)     (7,831)     (8,764)     (6,843)     (6,739)     (5,369)

Interest and other (expense)
  income, net ......................        (71)        401       1,340       1,270       1,138       1,048         818         862
                                       --------    --------    --------    --------    --------    --------    --------    --------

Loss before income taxes ...........     (3,833)     (4,982)     (5,516)     (6,561)     (7,626)     (5,795)     (5,921)     (4,507)

Income tax expense .................         --          --          --          50          --         171          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net loss ...........................     (3,833)     (4,982)     (5,516)     (6,611)     (7,626)     (5,966)     (5,921)     (4,507)

Accrued dividends on preferred
  stock ............................       (294)       (444)         --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net loss attributable to holders of
  common stock .....................   $ (4,127)   $ (5,426)   $ (5,516)   $ (6,611)   $ (7,626)   $ (5,966)   $ (5,921)   $ (4,507)
                                       ========    ========    ========    ========    ========    ========    ========    ========

Basic and diluted net loss per share   $  (0.38)   $  (0.33)   $  (0.17)   $  (0.19)   $  (0.22)   $  (0.17)   $  (0.17)   $  (0.13)
                                       ========    ========    ========    ========    ========    ========    ========    ========

Liquidity and Capital Resources

    We have financed our operations primarily through bank financing and, more recently, issuances of our common and preferred stock. In December 1999 we completed the initial public offering of 6,670,000 shares of our common stock (including 870,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), which generated net proceeds of $85.5 million. Consequently, cash and cash equivalents and marketable securities increased from $0.1 million at June 30, 1999 to $72.9 million at June 30, 2000. At June 30, 2001, cash and cash equivalents and marketable securities were $42.5 million.

    Net cash used in operating activities was $15.5 million for fiscal 2001, $22.0 million for fiscal 2000 and $8.2 million for fiscal 1999. Net cash used in operating activities in each of these periods was primarily the result of net losses.

    Net cash provided by investing activities was $2.1 million for fiscal 2001. Net proceeds from sales and maturities of marketable securities of $17.9 million were partially offset by the $8.2 million cash outflow to purchase the custom research division of Yankelovich Partners, Inc. in February 2001. Capital expenditures of $7.6 million primarily supported the development of our Internet infrastructure.

    During fiscal 2000 and fiscal 1999, net cash used in investing activities was $60.9 million and $4.3 million, respectively. Net cash used in investing activities during fiscal 2000 was attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock, pending the use of these proceeds for working capital, expansion of our Internet panel, and development of new technologies, products, and services. Additionally, capital expenditures associated with our Internet infrastructure development and facilities expansion were $12.1 million. During fiscal 1999, net cash used in investing activities was primarily related to capital expenditures associated with our Internet infrastructure development and facilities expansion.

    Net cash provided by financing activities was $.1 million in fiscal 2001, resulting from issuances of common stock and stock options, offset by the repurchase of common stock. During fiscal 2000 and fiscal 1999 net cash provided by financing activities was $106.7 million and $12.6 million, respectively. In fiscal 2000, our financing activities primarily consisted of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.5 million, as well as a private placement of our Class B preferred stock with net proceeds of $19.9 million. In fiscal 1999, our financing activities consisted primarily of a private placement of our Class A preferred stock with net proceeds of $14.1 million in the first quarter, and the issuance of common stock to a long-term participant in our Harris Interactive Service Bureau with net proceeds of $4.1 million in the fourth quarter. These net proceeds were partially offset by the repurchase of $3.0 million of common stock from two of our executive officers and several other stockholders, the repayment of $1.9 million on our line of credit and principal repayments of $0.7 million on our long-term debt.

    Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2002, these expenditures are expected to be lower than fiscal 2001.

Recent Developments

       On August 5, 2001, the Company entered into an Agreement and Plan of Merger with Total Research Corporation, located in Princeton, New Jersey. Pursuant to the agreement, Harris Interactive will exchange 1.222 shares of Harris Interactive common stock, par value $.001 per share, for each outstanding share of Total Research common stock, par value $.001 per share.

       The merger is intended to be a tax free exchange. Consummation of the merger is subject to satisfaction or waiver by the parties of certain closing conditions, including the receipt of regulatory approvals, approvals by the stockholders of Harris Interactive and Total Research, respectively, and other customary closing conditions. The transaction is anticipated to close during the fourth quarter of the calendar year 2001.

       On August 6, 2001, the Company also entered into an agreement to acquire Market Research Solutions Limited, a privately owned UK company, headquartered in Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock.

Recent Accounting Pronouncements

SAB 101

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 became effective for our fiscal year beginning July 1, 2000. Implementation of SAB 101 did not require us to change existing revenue recognition policies and therefore did not have a material effect on our financial position or results of operations.

FIN 44

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on our financial position or results of operations.

SFAS 141 and  SFAS 142

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.


Risk Factors

If the marketplace does not accept internet-based market research and polling, our growth will be adversely affected.

    The success of our business will depend on our ability to develop and market Internet-based products and services that achieve broad market acceptance by our current and potential clients. These clients must accept the Internet as an attractive and sustainable substitute medium for traditional methodologies of conducting market research to which they are accustomed, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. Since the beginning of fiscal 1998, we have expended $56.7 million and significant management resources in the development and growth of our Internet-based market research and polling business. We have experienced resistance from some of our clients regarding our Internet-based market research and polling methodologies. These clients expressed concern that Internet users do not yet accurately reflect the overall population, and any resulting information will be inherently biased towards the views, experiences and attitudes of an unrepresentative group. If our current and potential clients do not accept our Internet-based methodologies as reliable and unbiased, our revenues may not meet expectations or may decline, and our business would likely suffer.

We must continually attract and retain skilled technical, managerial, marketing, sales and other personnel or we will be unable to execute our business strategy.

    Our future success will depend, in part, on our ability to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Competition for these personnel is intense and we may be unable to attract, integrate or retain sufficiently qualified personnel or the number of qualified personnel our business plan assumes. We have experienced in the past, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our past difficulties in hiring and retaining highly skilled employees have resulted in additional costs for recruitment, compensation and relocation or the provision of remote access to our facilities. In addition, at certain times we have been required to outsource software development for systems improvements, which has resulted in delays in implementation and integration and increased costs. To the extent that we are unable to hire and retain skilled employees in the future, our business would likely suffer.

We derived 12% of our total revenues from one client in fiscal 2001. If we were to lose, or if there were a material reduction in business from this client, our business would likely suffer.

    Our contract with our largest client is terminable upon notice of 90 days or less, and this client may reduce its use of our services or products at any time. The loss of, or material reduction in business from this client, without replacement, would have a material adverse effect on our business, financial condition and results of operations.

We have incurred losses in recent years.

    Since the beginning of fiscal 1998 through year end fiscal 2001, we have expended approximately $56.7 million to develop and maintain our Internet capabilities, comprising of approximately $20.3 million to develop our Internet panel and approximately $36.4 million to develop and maintain our technology infrastructure. As a result, we incurred net losses of $24.0 million in fiscal 2001, $20.9 million in fiscal 2000 and $8.8 million in fiscal 1999. We base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not be able to achieve profitability. Even if we achieve profitability in the future, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

    - our ability to maintain a critical mass and scope of our Internet panel commensurate with our use of the panel to develop and sell new products and services to generate revenues; and

    - development of our products and services.

    The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or any trend in our performance.

We have ended our agreements with Excite@Home.

    In June 2001 the Company ended its strategic alliance and multi-year, panel recruitment agreement with Excite@Home. This arrangement had been the single, largest source of new names for the Harris Interactive online panel, having obtained more than 90% of the names in the Internet panel from that relationship. However, prices for double opt-in names have dropped precipitously over the past 18 months, thus allowing the Company to explore other less costly options to expand and replenish the panel. Our success will depend on our ability to develop other reliable sources with which to build and replenish our Internet panel. If we are unable to develop alternative sources of online panelists, our business, financial condition and results of operations would likely suffer.

If we are unable to maintain adequate size and demographic composition of our Internet panel, or if we are required to spend substantial funds to do so, our business will suffer.

    Our success is highly dependent on our ability to obtain and retain an adequate number of panelists in our Internet panel. Our ability to maintain an adequate online panel or increase revenues through the use of our Internet panel may be harmed if:

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

    -  the availability of favorable acquisition financing; and

    - the potential loss of key employees and/or customers of any acquired business.

    Acquisitions may require the use of significant amounts of cash, resulting in the inability to use those funds for other business purposes. Acquisitions utilizing our capital stock could result in potentially dilutive issuances of our capital stock, which could adversely impact the market price of our common stock. Amortization of intangible assets would reduce our earnings, which in turn could negatively impact the price of our common stock. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

    The market research and polling industry is characterized by intense competition, frequent new products and service introductions and evolving methodologies. The continued growth of the Internet exacerbates these market characteristics. To succeed, we will need to develop and integrate effectively the various software programs, technologies and methodologies required to enhance and improve our market research product and service offerings and manage our business. Any enhancements or new services or products must meet the requirements of our current and potential clients and achieve significant market acceptance. Our success also will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

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

    Our success and ability to compete substantially depend on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We have trademark registrations for a number of our trademarks, including the HARRIS POLL. If we were prevented from using the HARRIS POLL, our brand recognition and business would likely suffer. We would have to make substantial financial commitments to promote and rebuild our brand identity and loyalty with our clients and members of our Internet panel and re-implement our website.

    We have currently pending trademark applications for CONCEPTLOC, STOCKMETER, JOURNAL OF INTERNET RESEARCH, HARRIS INTERACTIVE and HPOL. We also have patent applications currently pending for a multi-location and multi-language registration and polling system and for our CONCEPTLOC encryption system. In June 2001, the Company filed a third patent application for a system and method for conducting product configuration research over a computer-based network. In addition, we may apply for additional trademarks or patents in the future. Our patent or trademark applications may not be approved, or if approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark applications are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

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

    Moreover, our general liability insurance may not cover, or may not be adequate to cover all costs incurred, in defense of potential trademark infringement claims, or to indemnify us for all liability that may be imposed.

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

    Nielsen//NetRatings reported that the total number of users that had access to the Web during the month of July 2001 (but did not necessarily log on), was approximately 165 million or 58% of the census population, an increase of 6% from one year ago and an increase of 19% from two years ago. If Internet usage declines or grows at a significantly slower rate than projected, our ability to maintain our Internet panel, add further members to our Internet panel and gather research data and information quickly will decrease, which would likely harm our business.

Changes in government regulation or industry practices could limit our Internet activities or result in additional costs of doing business on the Internet.

    The Internet Tax Freedom Act prohibits states or political subdivisions from imposing taxes on Internet access, unless imposed and enforced prior to October 1, 1998, and multiple or discriminatory taxes on electronic commerce during the period beginning October 1, 1998. The Internet Tax Freedom Act also created the Advisory Commission on Electronic Commerce to examine tax laws that impact electronic commerce.

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

Potential liability for the use of the personal information or our Internet panel could be costly.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The carrying values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

    We have historically had very low exposure to changes in foreign currency exchange rates. Therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding our directors is incorporated by reference from the section entitled "Election of Directors" in our definitive proxy statement for our annual stockholders' meeting to be held on or before December 31, 2001 (the "2001 Proxy Statement"). Information regarding executive officers who are not directors is set forth in Item 1 of Part I of this report under the caption "Executive Officers."

Item 11.  Executive Compensation

    The information required by Item 11 is incorporated by reference from the 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated by reference from the 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by Item 13 is incorporated by reference from the 2001 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) List of Documents Filed as part of this Annual Report.



(1) Index to Consolidated Financial Statements
Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets at June 30, 2001 and 2000.......  F-2
Consolidated Statements of Operations for the years ended
  June 30, 2001, 2000 and 1999..............................  F-3
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2001, 2000 and 1999..................  F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2000 and 1999..............................  F-5
Notes to Consolidated Financial Statements..................  F-6

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

(b) Reports on Form 8-K

      None

 (C) List of Exhibits


Exhibit Number          Exhibit Title
--------------          -------------

        3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Form 10-K filed September 27, 2000 and incorporated herein by reference).

        3.2             Bylaws of the Company (filed herewith).

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

       10.6.1 Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company's Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed herewith).

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

       10.6.4 Sublease for 5th Floor, 500 Fifth Avenue, New York, New York dated March 31, 2000 between the Company and New York Life Insurance Company (filed as Exhibit 10.6.4 to Form 10-K filed September 27, 2000 and incorporated herein by reference).

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

       10.21            Consulting Agreement between the Company and James R.
                        Riedman dated April 25, 2001 (filed herewith)

       21.              List of Subsidiaries (filed herewith).

       23.1             Consent of Independent Accountants (filed herewith).

       23.2 Report of Independent Accountants on Financial Statement Schedule (filed herewith).

       24.              Power of Attorney (included on page 36 of this Report).

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of August, 2001.


                                          HARRIS INTERACTIVE INC.

                                          By:  /s/ BRUCE A. NEWMAN
                                             -----------------------------------
                                                   Bruce A. Newman
                                          Title: Chief Financial Officer,
                                                 Secretary, and Treasurer


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



          Name                             Capacity
         Date

    /s/ GORDON S. BLACK            Chairman and Chief           August 31, 2001
-----------------------------      Executive Officer
        Gordon S. Black            (Principal Executive
                                   Officer)

   /s/  BRUCE A. NEWMAN            Chief Financial Officer,     August 31, 2001
-----------------------------      Secretary, and Treasurer
        Bruce A. Newman            (Principal Financial and
                                   Accounting Officer)

   /s/  DAVID H. CLEMM             President, Chief Operating   August 31, 2001
-----------------------------      Officer, and Director
        David H. Clemm

 Name                               Capacity                      Date
 ----                               --------                      ----

  /s/ LEONARD R. BAYER              Director                    August 31, 2001
-----------------------------
      Leonard R. Bayer


  /s/ THOMAS D. BERMAN              Director                    August 31, 2001
-----------------------------
      Thomas D. Berman


  /s/ G. THOMAS CLARK               Director                    August 31, 2001
-----------------------------
      G. Thomas Clark


  /s/ JAMES R. RIEDMAN              Director                    August 31, 2001
-----------------------------
      James R. Riedman


  /s/ BENJAMIN D. ADDOMS            Director                    August 31, 2001
-----------------------------
      Benjamin D. Addoms

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Harris Interactive Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Harris Interactive Inc. (the "Company") and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP

Rochester, New York
July 27, 2001

                             Harris Interactive Inc.

                           Consolidated Balance Sheets

               (In thousands, except share and per share amounts)



                                                                   June 30,
                                                            -------------------
                                                               2001       2000
                                                            --------   --------

Assets
Current assets:
  Cash and cash equivalents...............................  $ 10,585   $ 23,932
  Marketable securities...................................    31,906     48,960
  Accounts receivable, less allowances of $383 and $74,
    respectively..........................................    12,722     10,056
  Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................     1,888      3,780
  Other current assets....................................     1,580      2,072
                                                            --------   --------
        Total current assets..............................    58,681     88,800
Property, plant and equipment, net........................    14,983     13,640
Goodwill and other intangibles, less accumulated
    amortization of $786 and $456, respectively...........     8,971      1,094
Other assets..............................................     2,586        918
                                                            --------   --------
        Total assets......................................  $ 85,221   $104,452
                                                            ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable........................................  $  4,805   $  4,243
  Accrued expenses........................................     2,863      2,958
  Billings in excess of costs and estimated earnings on
    uncompleted contracts.................................     6,379      2,901
                                                            --------   --------
        Total current liabilities.........................    14,047     10,102

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding
  Common stock, $.001 par value, 100,000,000 shares authorized;
    34,614,503 shares issued at June 30, 2001 and 34,111,434
    shares issued at June 30, 2000........................        34         34
  Additional paid-in capital..............................   128,793    129,113
  Unamortized deferred compensation.......................      (436)    (2,075)
  Accumulated other comprehensive income (loss)...........       184       (133)
  Accumulated deficit.....................................   (56,609)   (32,589)
  Less: Treasury stock at cost, 232,700 shares at
    June 30, 2001 and 0 shares at June 30, 2000...........      (792)
                                                            --------   --------
        Total stockholders' equity........................    71,174     94,350
                                                            --------   --------
        Total liabilities and stockholders' equity........  $ 85,221   $104,452
                                                            ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             Harris Interactive Inc.

                      Consolidated Statements of Operations

               (In thousands, except share and per share amounts)


                                                             For the Years Ended June 30,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenues from services................................  $    60,061   $    51,289   $    28,965
Cost of services......................................       30,764        28,600        19,086
                                                        -----------   -----------   -----------
        Gross profit..................................       29,297        22,689         9,879
Operating expenses:
  Internet database development expenses..............        7,422         5,647         4,505
  Sales and marketing expenses........................        8,475         8,665         1,316
  General and administrative expenses.................       41,115        32,209        13,085
                                                        -----------   -----------   -----------
        Operating loss................................      (27,715)      (23,832)       (9,027)
Interest and other income, net........................        3,695         2,940           180
                                                        -----------   -----------   -----------
        Loss before income taxes......................      (24,020)      (20,892)       (8,847)
Income tax expense....................................           --            50            --
                                                        -----------   -----------   -----------
        Net loss......................................      (24,020)      (20,942)       (8,847)
Accrued dividends on preferred stock..................           --          (738)       (1,176)
                                                        -----------   -----------   -----------
Net loss attributable to holders of common stock......  $   (24,020)  $   (21,680)  $   (10,023)
                                                        ===========   ===========   ===========
Basic and diluted net loss per share..................  $      (.70)  $      (.93)  $     (1.01)
                                                        ===========   ===========   ===========
Weighted average shares outstanding--basic and
  diluted.............................................   34,239,393    23,317,847     9,955,261
                                                        ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             Harris Interactive Inc.

                 Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                    Common Stock                                    Accumulated      Retained              Total
                                     Outstanding       Additional  Unamortized        Other          Earnings          Stockholders'
                                 -------------------    Paid-In      Deferred      Comprehensive   (Accumulated Treasury   Equity
                                  Shares    Amount       Capital   Compensation    Income (Loss)      Deficit)    Stock   (Deficit)
                                  ------    ------      --------   ------------    -------------      --------    ------   -------
Balance At June 30, 1998.......   12,063      $121        $  492                                        $   334             $   947
Purchase and retirement of
  common stock.................   (2,382)      (24)         (492)                                        (2,484)             (3,000)
Issuance costs incurred on
  preferred stock..............                                                                            (594)               (594)
Issuance of common stock.......    1,190        12         4,147                                                              4,159
Deferred compensation on stock
  options issued...............                              666       $  (666)
Amortization of deferred
  compensation.................                                             16                                                   16
Accrued dividends on preferred
  stock........................                                                                          (1,176)             (1,176)
Net loss and comprehensive
  loss.........................                                                                          (8,847)             (8,847)
                                  ------      ----      --------       -------         ------          --------    ------   -------
Balance At June 30, 1999.......   10,871       109         4,813          (650)                         (12,767)             (8,495)
Comprehensive loss:
  Net loss.....................                                                                         (20,942)            (20,942)
  Unrealized losses on
    marketable securities......                                                         $(127)                                 (127)
  Foreign currency
    translation................                                                            (6)                                   (6)
                                                                                                                            -------
Total comprehensive loss.......                                                                                             (21,075)
                                                                                                                            -------
Exercise of options and
  warrants.....................    2,010         2           696                                                                698
Issuance of common stock under
  Employee
  Stock Purchase Plan..........       28                     118                                                                118
Deferred compensation on stock
  options issued...............                            2,431        (2,431)
Amortization of deferred
  compensation.................                                          1,006                                                1,006
Conversion to $.001 par value
  stock........................                (98)           98
Issuance costs incurred on
  preferred stock..............                                                                             (56)                (56)
Issuance of common stock.......      151                     811                                                                811
Accrued dividends on preferred
  stock........................                                                                            (738)               (738)
Conversion of Class A Preferred
  Stock........................   11,790        12        14,688                                          1,688              16,388
Conversion of Class B Preferred
  Stock........................    2,591         2        19,998                                            226              20,226
Initial public offering, net of
  costs........................    6,670         7        85,460                                                             85,467
                                  ------      ----      --------       -------         ------          --------    ------   -------
Balance At June 30, 2000.......   34,111        34       129,113        (2,075)          (133)          (32,589)             94,350
Comprehensive loss:
  Net loss.....................                                                                         (24,020)            (24,020)
  Unrealized gains on
    marketable securities......                                                           357                                   357
  Foreign currency
    translation................                                                           (40)                                  (40)
                                                                                                                            -------
Total comprehensive loss.......                                                                                             (23,703)
                                                                                                                            -------
Exercise of options and
  warrants.....................      291                     318                                                                318
Issuance of common stock under
  Employee
  Stock Purchase Plan..........      145                     385                                                                385
Deferred compensation related
  to cancelled stock options...                           (1,218)        1,218                                                   --
Amortization of deferred
  compensation.................                                            421                                                  421
Repurchase of common stock                                                                                         $ (792)     (792)
Issuance of common stock.......       67                     195                                                                195
                                  ------      ----      --------       -------         ------          --------    ------   -------
Balance At June 30, 2001.......   34,614      $ 34      $128,793       $  (436)        $  184          $(56,609)   $ (792)  $71,174
                                  ======      ====      ========       =======         ======          ========    ======   =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             Harris Interactive Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                               For the Years Ended June 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(24,020) $(20,942)   $(8,847)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     6,441     3,584      1,261
    Amortization of deferred compensation...................       421     1,006         16
    Amortization of premium and discount on marketable
      securities............................................      (493)     (269)
    Loss on disposal of assets                                     152
    (Increase) decrease in--
      Accounts receivable...................................    (2,666)   (4,067)    (2,071)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................     1,892    (2,074)      (457)
      Other current assets..................................       492    (1,918)       727
      Other assets..........................................    (1,668)     (316)       (13)
      Increase (decrease) in --
        Accounts payable....................................       562     2,400      1,666
        Accrued expenses....................................       (95)    1,158       (848)
        Billings in excess of costs and estimated earnings
          on uncompleted contracts..........................     3,478      (569)       363
                                                              --------   -------    -------
          Net cash used in operating activities.............   (15,504)  (22,007)    (8,203)
                                                              --------   -------    -------
Cash flows from investing activities:
  Purchase of custom research division of Yankelovich
    Partners, Inc.                                             ( 8,207)
  Purchase of marketable securities.........................   (41,838)  (73,860)
  Proceeds from sales and maturities of marketable
    securities..............................................    59,742    25,042
  Repayment of loan to officer..............................                             42
  Capital expenditures......................................   ( 7,606)  (12,092)    (4,372)
                                                              --------   -------    -------
          Net cash provided by (used in)investing activities     2,091   (60,910)    (4,330)
                                                              --------   -------    -------
Cash flows from financing activities:
  Principal payments under long-term debt...................                           (700)
  Decrease in short-term borrowings.........................                (291)    (1,927)
  Net proceeds from initial public offering of common
    stock...................................................              85,467
  Net proceeds from issuance of preferred stock.............              19,944     14,105
  Repurchase of common stock................................      (792)              (3,000)
  Issuance of common stock and stock options................       898     1,627      4,159
                                                              --------   -------    -------
          Net cash provided by financing activities.........       106   106,747     12,637
                                                              --------   -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (40)       (6)
Net (decrease) increase in cash and cash equivalents........   (13,347)   23,824        104
Cash and cash equivalents at beginning of year..............    23,932       108          4
                                                              --------  --------    -------
Cash and cash equivalents at end of year....................  $ 10,585  $ 23,932    $   108
                                                              ========  ========    =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             Harris Interactive Inc.

                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)

1.  Business

    Harris Interactive Inc. (the "Company") is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for the HARRIS POLLTM, the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

    The accompanying consolidated financial statements include the assets, liabilities and results of operations of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents

    Cash and cash equivalents include highly liquid marketable securities with original maturities of three months or less.

    Marketable Securities

    Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of June 30, 2001. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    Property, Plant and Equipment

    Plant, property and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the estimated useful life of the assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company assesses all long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Goodwill and Other Intangibles

    Goodwill and other intangibles are amortized on a straight-line basis over 15 years. Amortization expense amounted to $330 in fiscal 2001 and $103 in each of the fiscal years ended 2000 and 1999.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


2.  Summary of Significant Accounting Policies (Continued)

In accordance with SFAS No. 121, the Company assesses intangible assets for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amounts as of the date of the assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. There were no impairment charges related to goodwill or other intangible assets recorded during fiscal 2001, 2000, or 1999.

    Computer Software Developed or Obtained for Internal Use

    During the year ended June 30, 2000, the Company adopted the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

    Internet Database Development Expenses

    The Company will continue to develop the database of e-mail addresses and use these addresses to conduct marketing research, polling and surveys on behalf of its customers. The costs to acquire these addresses and other external database development costs approximated $7,422, $5,647, and $4,505 in fiscal 2001, 2000, and 1999, respectively. Such costs have been classified as Internet database development expenses in the consolidated statements of operations and are expensed as incurred.

    Concentration of Credit Risk

    Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable as well as costs and estimated earnings in excess of billings on uncompleted contracts.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

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

    Recent Accounting Pronouncements

    SAB 101

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 became effective for the Company's fiscal year beginning July 1, 2000. Implementation of SAB 101 did not require the Company to change existing revenue recognition policies and therefore did not have a material effect on the Company's financial position or results of operations.

    FIN 44

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000.

    The impact of FIN 44 did not have a material effect on the Company's financial position or results of operations.

    SFAS 141 and 142

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


2. Summary of Significant Accounting Policies (Continued)

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

    In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

    The Company is currently assessing the impact of this new statement on the Company's combined financial position and results of operations and have not yet determined the impact of adoption.

    Reclassifications

    It is the Company's policy to reclassify amounts in prior years' financial statements to conform with the current year's presentation.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    Cash and accounts receivable are valued at their carrying or redemption amounts, which are reasonable estimates of their fair value. The fair value of all other instruments approximates cost.

3. Acquisition of Yankelovich Custom Research Division

     In February 2001, the Company acquired the custom research division of Yankelovich Partners, Inc. ("Yankelovich") headquartered in Norwalk, Connecticut, for approximately $8,207, including acquisition costs. Yankelovich custom research group offers a full range of research and consulting services including: product forecasting for the pharmaceutical and other industries, public opinion polling, brand equity studies, and corporate reputation measurement. In addition to Norwalk, Yankelovich has offices in Claremont, CA and Washington, DC. which was closed in August 2001. The acquisition was accounted for as a purchase, and accordingly, the operating results of Yankelovich custom research division have been included in the Company's consolidated financial statements from the date of acquisition. Goodwill and other intangibles of approximately $8,100 are being amortized on a straight-line basis over 15 years.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)

4. Marketable Securities

    At June 30, 2001 and 2000, marketable securities consisted of the following:

                                                   2001                 2000
                                           -------------------  --------------------
                                             Cost    Fair Value   Cost    Fair Value
                                           -------- -----------  -------  ----------
Type of issue:
  Available-for-sale securities--
    Certificates of deposit...............  $    --   $    --    $ 1,499   $ 1,496
    Commercial paper......................    5,000     5,000      8,013     7,989
    Corporate bonds.......................   16,507    16,627     32,727    32,628
    Government securities.................   10,169    10,279      4,847     4,847
    Market auction........................       --        --      2,000     2,000
                                            -------   -------    -------   --------
     Total available-for-sale securities..  $31,676   $31,906    $49,086   $48,960
                                            =======   =======    =======   ========

     Gross unrealized gains and losses on available-for-sale securities at June 30, 2001 were $232 and $2, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2000 were $6 and $132, respectively. The cost and fair value of available-for-sale securities at June 30, 2001 and 2000, by contractual maturity, are shown below:

                                                   2001                 2000
                                            ------------------  -------------------
                                             Cost   Fair Value   Cost    Fair Value
                                            ------  ----------  -------  ----------
  Maturity date:
  Due in one year or less.................  $22,676   $22,768   $29,100    $29,028
  Due after one year through three years..    9,000     9,138    19,986     19,932
                                            -------   -------   -------   ---------
     Total available-for-sale securities    $31,676   $31,906   $49,086    $48,960
                                            =======   =======   =======   =========

    There were no material gains or losses from sales of available-for-sale securities during the years ended June 30, 2001 and 2000.


5.  Contracts In Progress

    Accumulated costs and estimated earnings and billings on contracts in progress at June 30 was as follows:
                                                              2001      2000
                                                           --------  ---------

Accumulated costs and estimated earnings.................  $ 17,399  $ 14,714
Billings.................................................   (21,890)  (13,835)
                                                           --------   -------
                                                           $ (4,491) $    879
                                                           ========  ========

    Contracts in progress are included in the accompanying balance sheets under the following captions:

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


5.  Contracts In Progress (Continued)

                                                              2001       2000
                                                            --------   --------

Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................  $ 1,888    $ 3,780
Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................   (6,379)    (2,901)
                                                            -------    -------
                                                            $(4,491)   $   879
                                                            =======    =======

6.  Property, Plant and Equipment

    Property, plant and equipment consists of the following:


                                                                   June 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------

Furniture and fixtures.....................................  $ 5,178    $ 4,062
Equipment..................................................   19,792     14,555
Leasehold improvements.....................................    3,802      2,869
                                                             -------     ------
                                                              28,772     21,486
Accumulated depreciation...................................  (13,789)    (7,846)
                                                             -------     ------
                                                             $14,983    $13,640
                                                             =======     ======

     Depreciation expense amounted to $6,111, $3,481 and $1,158 in fiscal years 2001, 2000 and 1999, respectively.

     The Company has several noncancelable operating leases for office space and office equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2001 are as follows:


        Years Ending June 30:
        ---------------------

        2002........................................................  $4,560
        2003........................................................   4,325
        2004........................................................   3,974
        2005........................................................   2,824
        2006........................................................     415
        2007 and beyond.............................................     792



    Total rental expense for operating leases in 2001, 2000 and 1999 was $5,121, $2,749 and $1,612, respectively.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


7.  Business Segment and Geographical Information

    The Company operates as one business segment, primarily in a single domestic market, engaged principally in marketing research, consulting and polling.

    For the year ended June 30, 2001, revenues from the Company's largest customer amounted to 12% of revenues. For the year ended June 30, 2000, revenues from the largest customer comprised 18% of revenues. For the year ended June 30, 1999, revenues from the Company's two largest customers comprised 15% and 14% of revenues.

8.  Accrued Expenses

    Accrued expenses consisted of the following at June 30:

                                                                2001       2000
                                                              --------   -------

Payroll and withholding expenses............................   $  791     $  989
Bonuses.....................................................      373      1,513
Accrued Software............................................      709         --
Other.......................................................      990        456
                                                               ------     ------
                                                               $2,863     $2,958
                                                               ======     ======

9.  Line of Credit

    The Company maintains a line of credit with a commercial bank providing borrowings up to $5,000 in fiscal 2001 and fiscal 2000 at prime. The prime rate in effect at June 30, 2001 was 6.75%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at June 30, 2001 and June 30, 2000. The line of credit is collateralized by the assets of the Company.



10. Income Taxes

    Income tax expense (benefit) consists of:



                                                   Current    Deferred    Total
                                                   --------   --------   -------

2001:
  Federal........................................   $  --      $  --    $    --
  State..........................................      --         --         --
                                                    -----      -----     ------
                                                    $  --      $  --    $    --
                                                    =====      =====     ======

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


10. Income Taxes (Continued)

2000:
  Federal.......................................   $ 256      $(256)    $    --
  State.........................................      50         --          50
                                                   -----      -----     -------
                                                   $ 306      $(256)    $    50
                                                   =====      =====     =======
1999:
  Federal.......................................   $  --      $  --     $    --
  State.........................................      --         --          --
                                                   -----      -----     -------
                                                   $  --      $  --     $    --
                                                   =====      =====     =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance increased by $9,588 and $11,488 during 2001 and 2000, respectively, primarily related to federal and state net operating loss carryforwards and Internet database development expenses.

    The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The components of deferred income tax assets at June 30 are presented below:


                                                             2001       2000
                                                           --------   --------

Deferred tax assets:
  Net operating loss carryforwards........................ $21,011     $12,050
  Internet database development expenses..................   3,227       2,906
  Financial statement versus tax depreciation.............      86          87
  Tax credit carryforwards................................     107          97
  Compensation expense accounted for differently between
    financial reporting and tax purposes..................     723         555
  Book expenses currently not deductible for tax
    purposes..............................................     174          45
                                                           -------     -------
      Gross deferred tax assets...........................  25,328      15,740
  Valuation allowance..................................... (24,592)    (15,004)
                                                           -------     -------
      Net deferred tax assets............................. $   736     $   736
                                                           =======     =======


    The New York State and Federal net operating loss carryforwards ("NOLs") of approximately $55,691 and $53,720, respectively, begin to expire in 2019. A change in ownership could create a limitation on the amount of annual income that can be offset by NOLs and credits.

                            Harris Interactive Inc..

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


10. Income Taxes (Continued)

The differences between income taxes (benefit) at the U.S. statutory rate and the effective rate are summarized as follows:



                                                    2001       2000       1999
                                                  --------   -------    -------

Benefit at Federal statutory rate................ $ (8,167)  $(7,104)   $(3,008)
State income tax benefit, net of Federal income
  tax............................................   (1,162)   (1,388)      (435)
Stock option deductions..........................     (211)   (2,832)
Other............................................     ( 48)     (114)       (73)
Valuation allowance..............................    9,588    11,488      3,516
                                                  --------   -------    -------
                                                  $     --   $    50    $    --
                                                  ========   =======    =======

11. Stockholders' Equity

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

    Preferred Stock

    In July 1998, the Company authorized and issued 147,000 shares of Class A Preferred Stock having a par value of $.01 per share and received proceeds in the amount of $14,700. The redemption value of Class A Preferred Stock is equal to $100 per share plus accrued and unpaid dividends. The costs associated with issuing these securities in the amount of $594 were charged to accumulated deficit due to the fact that the Class A Preferred Stock is required to be carried at redemption value.

    In September 1999, the Company authorized 200,000 shares of Class B Preferred Stock having a par value of $.01 per share. The Company received proceeds of approximately $1,000 from the issuance of 10,000 shares of Class B Preferred Stock on September 30, 1999.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

                  (In thousands, except share and per share amounts)


11.  Stockholders' Equity (Continued)

In October 1999, the Company received proceeds of approximately $19,000 from the issuance of 190,000 shares of Class B Preferred Stock.

    In December 1999, the Company authorized 5,000,000 shares of preferred stock having a par value of $.01 per share. No shares were issued or outstanding at June 30, 2001 or 2000.

    Upon completion of the initial public offering, the Company's Class A and Class B preferred stock was converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were terminated.

    Common Stock

    In fiscal 2000, the Company amended the Certificate of Incorporation to increase the number of authorized common stock to 100,000,000 shares. At June 30, 2001 and 2000, the Company had outstanding Warrants to purchase 67,659 and 104,916 shares, respectively, of common stock at $1.50 per share. The Warrants expire in July 2003.

    Stock Split

    On September 7, 1999, the Company declared a 28-for-1 stock split. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common stock issued and outstanding have been adjusted retroactively for the 28-for-1 stock split.

    Employee Stock Purchase Plan

    The Company registered 500,000 shares of common stock in March 2000 for issuance under the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP provides employees with an opportunity to purchase the Company's common stock through payroll deductions. Under the ESPP, the Company's employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85 percent of the fair value at either the beginning or the end of each offering period. During fiscal years 2001 and 2000, employees purchased 145,143 and 28,672 shares of common stock, respectively. There were no purchases under this plan in fiscal year 1999.

     Treasury Stock

     In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". As of June 30, 2001, the Company repurchased 232,700 shares of common stock, at a cost of $792 under such program.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


12.  Net Loss Per Share

    Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. In arriving at the net loss attributable to holders of common stock, preferred stock dividends of $738 and $1,176 were added in fiscal 2000 and 1999. Upon conversion of the preferred stock in conjunction with the initial public offering, all rights to accrued and unpaid dividends were terminated. All potentially dilutive securities (see Notes 11 and 13) were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:


                                                         2001         2000         1999
                                                     -----------   ----------   -----------
Numerator:
  Net loss.......................................... $   (24,020)  $  (20,942)  $    (8,847)
  Accrued dividends on preferred stock..............          --         (738)       (1,176)
                                                     -----------   ----------   -----------
Net loss attributable to holders of common stock.... $   (24,020)  $  (21,680)  $   (10,023)
                                                     ===========   ==========   ===========
Denominator for basic and diluted loss per share --
  weighted average shares...........................  34,239,393   23,317,847     9,955,261
                                                     ===========   ==========   ===========
Basic and diluted net loss per share................ $      (.70)  $    (0.93)  $     (1.01)
                                                     ===========   ==========   ===========


13.  Employee Stock Option Plan

    The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to key employees to purchase its common stock, generally at fair value as of the date of grant. Options generally vest over a period up to 4 years and expire after 10 years from the date of grant.

    The Company registered 2,750,000 shares of common stock for issuance under the 1999 long-term incentive plan. There were 1,433,250 shares available for future grant at June 30, 2001.

    During fiscal 2000 and 1999, 617,000 and 266,000 options, respectively, were granted to employees at an amount which was less than the fair value of the common stock as of the grant date.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)

13. Employee Stock Option Plan (Continued)

Accordingly, the Company recorded $2,431 and $666 in unamortized deferred compensation in fiscal 2000 and 1999 for such options which vest over 3 to 4 years. Compensation expense is being amortized over the vesting period and unamortized deferred compensation has been recorded as a reduction in stockholders' equity. No such options were granted in fiscal 2001. During fiscal 2001, 2000 and 1999, compensation expense recognized in the consolidated statements of operations amounted to $421, $1,006 and $16, respectively.

    Stock option activity is as follows:


                                                   Number of   Weighted Average
                                                    Shares     Price Per Share
                                                   ---------   ----------------

Outstanding at June 30, 1998.....................  3,379,600        $ .35
  Granted........................................    560,000         1.26
  Canceled.......................................     65,352          .47
  Exercised......................................     97,048          .37
                                                   ---------
Outstanding at June 30, 1999.....................  3,777,200          .48
  Granted........................................  2,288,600         5.88
  Canceled.......................................    126,200         2.93
  Exercised......................................  1,880,200          .34
                                                   ---------
Outstanding at June 30, 2000.....................  4,059,400         3.52
  Granted........................................    653,250         4.25
  Canceled.......................................    600,130         6.21
  Exercised......................................    254,036         1.25
                                                   ---------
Outstanding at June 30, 2001.....................  3,858,484         3.38
                                                   =========

    Options exercisable as of June 30, 2001, 2000 and 1999 amounted to 2,456,572, 2,173,408 and 2,140,712, respectively.

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

                                                                  Basic Net Loss         Diluted Net Loss
                                             Net Loss                Per Share               Per Share
                                        Available to Holders    Available to Holders    Available to Holders
                                          of Common Stock         of Common Stock         of Common Stock
                                       ---------------------   ---------------------   ---------------------
                                          As          Pro         As          Pro         As          Pro
                                       Reported      Forma     Reported      Forma     Reported      Forma
                                       ---------   ---------   ---------   ---------   ---------   ---------
2001................................   $(24,020)   $(25,282)     $(.70)      $(.74)      $(.70)      $(.74)
2000................................    (21,680)    (22,224)      (.93)       (.95)       (.93)       (.95)
1999................................    (10,023)    (10,100)     (1.01)      (1.01)      (1.01)      (1.01)

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


13.   Employee Stock Option Plan (Continued)

  For purposes of this disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding in 2001, 2000 and 1999.

                                                    2001       2000       1999
                                                  --------   --------   --------

Risk-free interest rate.........................    4.31%      6.28%      4.70%
Weighted average expected life (years)..........       3          3          3

    For option grants made subsequent to the initial public offering, a volatility factor of 110% was used for fiscal 2001 and a volatility factor of 137% was used for fiscal 2000.

   The weighted average grant date fair value of options granted in 2001, 2000 and 1999 is summarized below:


                                                               2001                  2000                  1999
                                                        -------------------   -------------------   -------------------
                                                             Weighted              Weighted              Weighted
                                                              Average               Average               Average
                                                        -------------------   -------------------   -------------------
                                                          Fair     Exercise     Fair     Exercise     Fair     Exercise
                                                         Value      Price      Value      Price      Value      Price
                                                        --------   --------   --------   --------   --------   --------
Options whose exercise price equaled the grant date
  fair value..........................................   $3.95      $5.80      $3.33      $6.16      $ .15      $1.26
Options whose exercise price was less than the grant
  date fair value.....................................   $6.57      $4.92      $4.36      $4.65      $2.63      $1.26

    The following represents additional information about stock options outstanding at June 30, 2001:


                          Options Outstanding                                 Options Exercisable
-----------------------------------------------------------------------   ----------------------------
                                          Weighted
                                          Average           Weighted                      Weighted
      Range of                           Remaining          Average                       Average
   Exercise Prices        Number      Contractual Life   Exercise Price     Number    Exercisable Price
      Per Share         Outstanding       (Years)         (Per Share)     Exercisable    (Per Share)
---------------------   -----------   ----------------   --------------   -----------   --------------
$  .18--$ .47........     1,372,000         6               $   .45        1,372,000       $  .45
  1.26-- 3.70........     1,186,734         8                  2.95          690,467         2.69
  3.75-- 7.06........       847,750         9                  4.53          125,771         5.23
 11.00--14.00........       452,000         9                 11.22          268,334        11.28


14.  1997 Stock Program

    The 1997 Stock Program replaced a similar program enacted in 1993. Under this Program, the Company purchased outstanding shares of common stock and: 1) granted to certain employees the right to purchase shares; and/or 2) designate that a portion of the compensation payable under the Company's bonus plans be paid in common stock. All purchases and sales were made at fair value and occur within six months following the end of the Company's year end.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)


14.      1997 Stock Program (Continued)

Transactions under the 1997 Stock Program are as follows:

                                         2000                   1999
                                --------------------   --------------------
                                  Number                 Number
                                of Shares    Amount    of Shares    Amount
                                ---------   --------   ---------   --------
Shares purchased or
  retired...................          --        --       57,540       $72
Shares issued...............      75,880      $281       57,540        72


     There were no transactions under the 1997 Stock Program for the year ended June 30, 2001.

15.  401(k) Plan

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

    Participants may contribute 1% to 18% of compensation. Employer matching contributions are discretionary, and include matching contributions and profit sharing contributions. Matching contribution expense incurred by the Company during 2001, 2000 and 1999 was $344, $137 and $94, respectively.

16.  Supplemental Cash Flow Information

    Supplemental Disclosure of Cash Flow Information

    Cash paid (received) during the year for:



                                                  2001       2000       1999
                                                --------   --------   --------

Interest......................................    $ 26      $ 160       $ 35
                                                  ----      -----       ----

Taxes.........................................    $ --      $  50      $(748)
                                                  ----      -----       ----

    Non-Cash Financing Activity

    Upon completion of the initial public offering during fiscal 2000, all outstanding shares of preferred stock were converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired.

                             Harris Interactive Inc.

                    Years Ended June 30, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)

17.  Subsequent Events

       On August 5, 2001, the Company entered into an Agreement and Plan of Merger with Total Research Corporation, located in Princeton, New Jersey. Pursuant to the agreement, Harris Interactive will exchange 1.222 shares of Harris Interactive common stock, par value $.001 per share, for each outstanding share of Total Research common stock, par value $.001 per share.

       The merger is intended to be a tax free exchange. Consummation of the merger is subject to satisfaction or waiver by the parties of certain closing conditions, including the receipt of regulatory approvals, approvals by the stockholders of Harris Interactive and Total Research, respectively, and other customary closing conditions. The transaction is anticipated to close during the fourth quarter of the calendar year 2001.

       On August 6, 2001, the Company also entered into an agreement to acquire Market Research Solutions Limited, a privately owned UK company, headquartered in Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock.

                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                     Balance at   Additions    Deductions     Balance
                                                     beginning    charged to     amounts      at end
                                                     of period     earnings    written off   of period
                                                     ----------   ----------   -----------   ---------
Year ended June 30, 1999
  Deducted in the consolidated balance sheet:
    Trade accounts receivable, allowance for
      doubtful accounts............................    $     0     $     0        $     0     $     0
                                                       =======     =======        =======     =======
    Deferred tax valuation allowance...............          0       3,516              0       3,516
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
                                                       =======     =======        =======     =======

Year ended June 30, 2001
  Deducted in the consolidated balance sheet:
    Trade accounts receivable, allowance for
      doubtful accounts............................         74         309              0         383
                                                       =======     =======        =======     =======
    Deferred tax valuation allowance...............     15,004       9,588              0      24,592
                                                       =======     =======        =======     =======

                                  EXHIBIT INDEX


EXHIBIT NUMBER    EXHIBIT TITLE                                                   PAGE
--------------    -------------                                                 --------
        3.1       Amended and Restated Certificate of Incorporation of the
                  Company (filed as Exhibit 3.1 to Form 10-K filed
                  September 27, 2000 and incorporated herein by
                  reference).

        3.2       Bylaws of the Company (filed herewith).

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

       10.6.1 Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and
                  Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company's Registration
                  Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February
                  11, 2000, March 14, 2000 and October 1, 2000 (filed herewith).

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

       10.6.4 Sublease for 5th Floor, 500 Fifth Avenue, New York, New York dated March 31, 2000 between the Company and New York Life Insurance Company (filed as Exhibit 10.6.4 to Form 10-K filed September 27, 2000 and incorporated herein by reference).

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

       10.21 Consulting Agreement between the Company and James R. Riedman dated April 25, 2001 (filed herewith)

       21.       List of Subsidiaries (filed herewith).

       23.1      Consent of Independent Accountants
                 (filed herewith).

       23.2 Report of Independent Accountants on Financial Statement Schedule (filed herewith).

       24.       Power of Attorney (included on page 34 of this Report).