Form 10-Q
period 2001-09-30
HARRIS INTERACTIVE INC
filed 2001-11-01
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 2001, 35,014,741 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                    Page

Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Condensed Consolidated Balance Sheets at September 30, 2001 and June 30, 2001      1

   Condensed Consolidated Statements of Operations for the three months ended
   September 30, 2001 and 2000                                                        2

   Condensed Consolidated Statements of Cash Flows for the three months ended
   September 30, 2001 and 2000                                                        3

   Notes to Unaudited Consolidated Financial Statements                               4

   Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                              9

Part II: Other Information

   Item 1: Legal proceedings                                                         13

   Item 2: Changes in Securities and Use of Proceeds                                 13

   Item 3: Defaults Upon Senior Securities                                           13

   Item 4: Submission of Matters to a Vote of Security Holders                       13

   Item 5: Other Information                                                         13

   Item 6: Exhibits and Reports on Form 8-K                                          14

Signatures                                                                           14

                             Harris Interactive Inc.
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                       September 30,     June 30,
                                                                           2001           2001
                                                                        ---------      ---------
                          Assets

Current assets:
   Cash and cash equivalents ......................................     $  12,885      $  10,585
   Marketable securities ..........................................        24,663         31,906
   Accounts receivable, less allowance of $383 ....................        12,249         12,722
   Costs and estimated earnings in excess of
      billings on uncompleted contracts ...........................         1,822          1,888
Other current assets ..............................................         1,649          1,580
                                                                        ---------      ---------
              Total current assets ................................        53,268         58,681

   Property, plant and equipment, net .............................        14,014         14,983
   Goodwill and other intangibles, less accumulated amortization
        of $811 and $786, respectively ............................        14,222          8,971
   Other assets ...................................................         3,427          2,586
                                                                        ---------      ---------
              Total assets ........................................     $  84,931      $  85,221
                                                                        =========      =========

               Liabilities and Stockholders' Equity

Current liabilities:
   Current installment of long-term debt ..........................     $     812
   Accounts payable ...............................................         4,379      $   4,805
   Accrued expenses ...............................................         3,725          2,863
   Short-term borrowings ..........................................           295
   Billings in excess of costs and estimated earnings
      on uncompleted contracts ....................................         5,541          6,379
                                                                        ---------      ---------
              Total current liabilities ...........................        14,752         14,047

Long-term debt, excluding current installment .....................           648

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
      35,670,341 shares issued at September 30, 2001 and 34,614,503
      shares issued at June 30, 2000 ..............................            36             34
   Additional paid in capital .....................................       131,238        128,793
   Unamortized deferred compensation ..............................          (364)          (436)
   Accumulated other comprehensive income .........................           154            184
   Accumulated deficit ............................................       (59,840)       (56,609)
   Less: Treasury stock at cost, 655,600 shares at
     September 30, 2001 and 232,700 shares at June 30, 2001 .......        (1,693)          (792)
                                                                        ---------      ---------
              Total stockholders' equity ..........................        69,531         71,174
                                                                        ---------      ---------
              Total liabilities and stockholders' equity ..........     $  84,931      $  85,221
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

                             Harris Interactive Inc.
                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                             Three Months Ended
                                                                 September 30,
                                                            2001              2000
                                                       ------------      ------------

Revenues from services ...........................     $     17,134      $     12,053
Cost of services .................................            9,188             6,301
                                                       ------------      ------------
      Gross profit ...............................            7,946             5,752
Operating expenses:
   Internet database development .................               48             2,517
   Sales and marketing ...........................            1,599             1,913
   General and administrative ....................           10,039            10,086
                                                       ------------      ------------
      Operating loss .............................           (3,740)           (8,764)
Interest and other income, net ...................              510             1,138
                                                       ------------      ------------
      Net loss ...................................           (3,230)           (7,626)
                                                       ============      ============
Basic and diluted net loss per share .............     $      (0.09)     $      (0.22)
                                                       ============      ============
Weighted  average  shares  outstanding - basic and
diluted ..........................................       34,543,527        34,196,558
                                                       ============      ============














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Harris Interactive Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                        For the Three Months Ended
                                                                                September 30,
                                                                             2001           2000
                                                                           --------      --------
Cash flows from operating activities:
   Net loss ..........................................................     $ (3,230)     $ (7,626)

   Adjustments to reconcile net loss to net cash
      used in operating activities -
         Depreciation and amortization ...............................        1,794         1,650
         Amortization of deferred compensation .......................           72           200
         Amortization of premium and discount on marketable securities          (31)         (138)
         Loss on disposal of fixed assets ............................                         47
         (Increase) decrease in -
            Accounts receivable ......................................        3,081           103
            Cost and estimated earnings in excess of billings on
               uncompleted contracts .................................          325            70
            Other current assets .....................................          369           412
            Other assets .............................................         (330)          (30)
            (Decrease) increase in -
               Accounts payable ......................................       (1,579)         (325)
               Accrued expenses ......................................         (202)         (268)
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts ..............................       (1,140)          (82)
                                                                           --------      --------
                  Net cash used in operating activities ..............         (871)       (5,987)
                                                                           --------      --------
Cash flows from investing activities:
   Cash paid in connection with acquisitions, net ....................         (811)
   Purchase of marketable securities .................................       (7,130)      (11,420)
   Proceeds from maturities and sales of marketable securities .......       14,408         8,165
   Capital expenditures ..............................................         (497)       (3,776)
   Proceeds from the sale of fixed assets ............................                         42
                                                                           --------      --------
                  Net cash provided by (used in) investing activities         5,970        (6,989)
                                                                           --------      --------
Cash flows from financing activities :
   Issuance of common stock and stock options ........................          190           190
   Repayment of long-term debt .......................................       (1,478)
   Repayment of short-term borrowings ................................         (576)
   Purchase of treasury stock ........................................         (901)
                                                                           --------      --------
                  Net cash (used in) provided by financing activities        (2,765)          190

Effect of exchange rate change on cash and cash equivalents ..........          (34)           (4)
                                                                           --------      --------
Net increase (decrease) in cash and cash equivalents .................        2,300       (12,790)
Cash and cash equivalents at beginning of period .....................       10,585        23,932
                                                                           --------      --------
Cash and cash equivalents at end of period ...........................     $ 12,885      $ 11,142
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

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION

      Harris Interactive Inc. (the "Company") is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for THE HARRIS POLL(TM), the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2001 has been prepared from the audited consolidated financial statements of the Company.

      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission on August 31, 2001.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

      Comprehensive Loss

      The components of the Company's total comprehensive loss were:

                                       Three months ended
                                    September 30, September 30,
                                         2001         2000
                                       -------      -------
      Net loss ...................     $(3,230)     $(7,626)
      Foreign currency translation
      adjustments ................         (34)          (4)
      Unrealized gain on
      marketable securities ......           4          133
                                       -------      -------
      Total comprehensive loss ...     $(3,260)     $(7,497)
                                       =======      =======

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

       Recent Accounting Pronouncements

       SFAS 141 and SFAS 142

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets."

       SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective July 1, 2001.


3.     STOCK REPURCHASE

       In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". At September 30, 2001, the Company had repurchased a total of 655,600 shares under such program.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

4.    GEOGRAPHIC SEGMENT INFORMATION

      The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has two reportable segments: US Market Research and Non-US Market Research. Non-US market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment events which materially affected the financial statements. The Company measures segment profits based on income before income taxes. Information on segments and reconciliation to consolidated totals for the three months ended September 30 are as follows:



                                                            US Market        Non-US Market         Total
                                                          -------------      -------------      -----------
                                                             Research          Research           Segments
                                                          -------------      -------------      -----------
      As of and for the three months ended September 30,
        2001:
      Revenues                                                $ 14,332         $2,802              $ 17,134
      Depreciation and amortization                              1,724             30                 1,754
      Operating loss                                             3,427            313                 3,740
      Interest income (expense)                                    523            (13)                  510
      Loss before income taxes                                   2,904            326                 3,230
      Total assets                                              82,016          2,915                84,931
      Long-lived assets                                         24,883          5,874                30,757
      Capital expenditures                                         438             59                   497

      As of and for the three months ended September 30,
        2000:
      Revenues                                                $ 12,053                             $ 12,053
      Depreciation and amortization                              1,650                                1,650
      Operating loss                                             8,764                                8,764
      Interest income                                            1,138                                1,138
      Loss before income taxes                                   7,626                                7,626
      Total assets                                              96,670                               96,670
      Long-lived assets                                         17,719                               17,719
      Capital expenditures                                       3,776                                3,776

      As of and for the three months ended September 30,
        1999:
      Revenues                                                  $9,364                               $9,364
      Depreciation and amortization                                763                                  763
      Operating loss                                             3,762                                3,762
      Interest expense                                              71                                   71
      Loss before income taxes                                   3,833                                3,833
      Total assets                                              19,462                               19,462
      Long-lived assets                                          8,502                                8,502
      Capital expenditures                                       2,877                                2,877

5.    ACQUISITIONS

      M&A Create Limited

      In September, 2001 the Company acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan, in consideration of a combination of cash and shares of Harris Interactive common stock.

      Market Research Solutions Limited

      In August, 2001, the Company acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned UK company, headquartered in Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


      Supplemental Disclosure of Cash Flow Information

      Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                     Three months ended
                                                     September 30, 2001
      Acquisitions:
         Fair value of assets acquired                   $ 4,500
         Liabilities assumed                               6,568
         Stock issued                                      2,256



6.    ACQUIRED INTANGIBLE ASSESTS SUBJECT TO AMORTIZATION

                                                    As of September 30, 2001
                                                  Gross carrying   Accumulated
                                                      Amount       Amortization
                                                  --------------   ------------

      Amortized intangible assets
               Contract-based intangibles              $ 200           $ 167
                                                       -----           -----
                 Total                                 $ 200           $ 167
                                                       =====           =====

      Aggregate amortization expense:
        For the quarter ended September 30, 2001        $ 25
                                                        ----

      Estimated amortization expense:
        For the year ended June 30, 2002                $ 33
                                                        ----


7.    GOODWILL AND OTHER INTANGIBLES

      The changes in the carrying amount of goodwill and other intangibles with indefinite lives for the quarter ended September 30, 2001 are as follows:

                                         U.S. Market  Non-U.S. Market
                                          Research       Research       Total
                                         -----------  ---------------  -------
      Balance as of July 1, 2001           $8,913                      $ 8,913
      Acquisitions during the quarter                     $5,276         5,276
                                           ------         ------       -------
      Balance as of September 30, 2001     $8,913         $5,276       $14,189
                                           ======         ======       =======

8.    GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS 142

                                              Three months ended September 30,
                                                  2001           2000
                                                -------        ---------
      Reported net loss                        $(3,230)       $  (7,626)
      Add back goodwill amortization                                 26
      Adjusted net loss                         (3,230)          (7,600)

      Basic and diluted net loss per share:
      Reported net loss per share              $ (0.09)       $   (0.22)
      Add back goodwill amortization
      Adjusted basic and diluted
        net loss per share                     $ (0.09)       $   (0.22)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON THE INFORMATION AVAILABLE TO HARRIS INTERACTIVE INC. ON THE DATE HEREOF, AND HARRIS INTERACTIVE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS HARRIS INTERACTIVE INC. FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS OUR 10-K AND THE DEFINITIVE PROXY STATEMENT/PROSPECTUS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 31, 2001 AND SEPTEMBER 25, 2001, RESPECTIVELY, SHOULD ALSO BE REVIEWED.

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

Operating expenses consist primarily of database development costs, sales and marketing, and general and administrative expenses. Database development expenses are the expenses we incur in connection with the ongoing development of our Internet panel. Those costs are expenses as incurred. Sales and marketing expenses consist primarily of personnel and marketing program expenses, public relations advertising and promotion costs, commissions and telemarketing costs and other related expenses. General and administrative expenses consist of salaries, payroll taxes, benefits and related costs for technology infrastructure development and general corporate functions, occupancy costs and depreciation.

Interest and other income is primarily comprised of income from investments in each period.

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. During the first three months of fiscal 2002 and 2001, we recognized compensation expense in connection with such transactions of approximately $72,000 and $200,000, respectively.

Our net losses were $3.2 million and $7.6 million in the first three months of fiscal 2002 and fiscal 2001, respectively. Net losses were significantly lower for the first quarter of fiscal 2002 as compared to fiscal 2001, due to the significant increase in revenues and cost reduction measures put in place during the fourth quarter of fiscal 2001 in support of our commitment to reach profitability.

Results of Operations

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                            Three months ended
                                              September 30,
                                             2001         2000
                                         -----------  ----------

Revenues from services                        100%        100%
Cost of services                               54          52
                                         -----------  ----------
Gross profit                                   46          48
                                         -----------  ----------
Operating expenses:
Internet database development                   -          21
Sales and marketing                             9          16
General and administrative                     59          84
                                         -----------  ----------
Operating loss                                (22)        (73)
Interest and other income, net                  3           9
                                         -----------  ----------
Net loss                                      (19)        (64)
                                         ===========  ==========

Three Months Ended September 30, 2001 and 2000

Revenues from services. Total revenues increased 42% to $17.1 million for the quarter ended September 30, 2001, from $12.1 million for the quarter ended September 30, 2000. This increase was primarily attributable to the incremental revenue generated from the Yankelovich custom research group, acquired in February, Market Research Solutions Limited, acquired in August and M&A Create Limited, acquired in September. Revenues from Internet-based products was $7.9 million during the first three months of fiscal 2002, an increase of $.9 million or 12% when compared with the first quarter of fiscal 2001. Despite the overall growth in business, revenues were negatively impacted by the events of September 11, 2001 and resulting economic slowdown.

Gross margin. Gross margin decreased slightly in the first quarter of fiscal 2002 to 46%, from 48% in the first quarter of 2001. The decline in margin resulted primarily from the acquired revenue mix largely comprised of traditional research as described above.

Internet database development. Internet database development costs declined 98% to $0.05 million for the first quarter of fiscal 2002 from $2.5 million for the first quarter of fiscal 2001. The decrease of $2.45 million was primarily due to a number of factors, including the successful build out of a large database in the U.S., a precipitous drop in prices for double opt-in names for database replenishment, and the termination of our strategic alliance and panel recruitment agreement with Excite@Home. , which has allowed the Company to utilize less costly options to expand and replenish the panel. In addition, the prior year expense included costs associated with The Planet Project Global Poll conducted in November 2000.

Sales and marketing. Sales and marketing expenses were down 16% to $1.6 million for the first quarter of fiscal 2002. The decrease is primarily attributable to a reduction in marketing expenses, with a focus on specific products, as well as the Company-wide initiative to reduce overall spending.

General and administrative. General and administrative expenses for each quarter ended September 30, 2001 and 2000 were basically flat at $10.0 million and $10.1 million, respectively. However, as a percentage of revenue, general and administrative expenses decreased from 84% in the first quarter of fiscal 2001 to 59% in the first quarter of fiscal 2002. The improvement is attributable to overall costs reduction measures the Company implemented in the fourth quarter of fiscal 2001.

Interest and other income, net. Net interest and other income totaled $0.5 million for the quarter ended September 30, 2001 compared with $1.1 million for the quarter ended September 30, 2000. The decrease was primarily attributable to a lower average marketable securities balance for fiscal 2002 compared to the prior year.

Liquidity and Capital Resources

Net cash used in operating activities was $0.9 million for the first quarter of fiscal 2002, compared with $6.0 million for the first quarter of fiscal 2001. Net cash used in operating activities in each of these periods was primarily the result of net operating losses.

Net cash provided by investing activities was $6.0 million for the first quarter of fiscal 2002, compared with net cash used in investing activities of $7.0 million for the same prior year period. The positive cash flow in fiscal 2002 resulted from the maturity and liquidation of marketable securities as well as a reduction in capital expenditures. Capital expenditures were $0.5 million for the first quarter of fiscal 2002, a decline of $3.3 million from the same prior year period.

Net cash used in financing activities was $2.8 million for the first quarter of fiscal 2002, compared with net cash provided by financing activities of $0.2 million for the same prior year period. The use of cash in fiscal 2002 is related to the repayment of long-term and short-term debt obligations acquired through the acquisitions of Market Research Solutions Limited and M&A Create Limited, as well as the purchase of 422,900 shares of Treasury Stock.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2002, these expenditures are expected to be considerably lower than in fiscal 2001.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has two foreign operating subsidiaries whose financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange market risk.

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

Item 2 - Changes in Securities and Use of Proceeds

On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the Offering totaled approximately $85.4 million, net of offering costs of approximately $1.4 million.

The Company issued and sold an aggregate of 85,200 shares of its common stock to employees and directors during the first quarter of fiscal 2002, upon the exercise of options granted under the Company's 1997 stock option plan, at prices ranging from $.465 to $1.26, for an aggregate cash consideration of $85,092. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701(b) under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

In August 2001, the Company acquired all of the issued and outstanding shares of Market Research Solutions Limited (MRSL), a privately owned UK company, headquartered in Oxford, England, in consideration of cash and 145,931 shares of Harris Interactive common stock. The unregistered shares of Harris common stock were offered and sold to the selling shareholders of MRSL pursuant to Regulation S of the Securities Act.

In September 2001, the Company acquired all of the issued and outstanding shares of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan, in consideration of a combination of cash and 777,160 shares of Harris Interactive common stock. The unregistered shares of Harris common stock were offered and sold to the selling shareholders of M&A Create pursuant to Regulation S of the Securities Act.

During the period from December 6, 1999 through September 30, 2001 the Company used a portion of the proceeds from its public offering as follows: (i) approximately $46.0 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.1 million of net cash used for the expansion of our Internet panel, (iii) approximately $9.0 million of net cash for the purchase of acquisitions, and
(iv) approximately $2.6 million of net cash used in connection with the repayment of short-term and long-term borrowings.


Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) - Exhibits:
        - 11 Statement regarding computation of per share earnings

(b) - Reports on Form 8-K

On August 6, 2001, a report on Form 8-K was filed with the SEC announcing that Harris Interactive, Total Merger Sub Inc., a newly formed, wholly-owned subsidiary of Harris Interactive and Total Research Corporation entered into an Agreement and Plan of Merger, dated as of August 5, 2001, attaching a copy of the related press release.

On August 14, 2001, a report on Form 8-K was filed with the SEC further describing the proposed merger transaction between Harris Interactive, Total Merger Sub Inc., a newly formed, wholly-owned subsidiary of Harris Interactive and Total Research Corporation, attaching a copy of the related Agreement and Plan of Merger and Form of Voting Agreements.

On August 14, 2001, a report on Form 8-K was filed with the SEC announcing that Harris Interactive had acquired Market Research Solutions Limited, attaching a copy of the related press release and employee Q&A.

On September 24, 2001, a report on Form 8-K was filed with the SEC announcing that Harris Interactive had acquired M&A Create, Ltd., attaching a copy of the related press release.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


November 1, 2001                                Harris Interactive Inc.

                                                By /s/ BRUCE A. NEWMAN
                                                   ----------------------------
                                                   Bruce A. Newman
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)