Form 10-Q
period 2001-12-31
HARRIS INTERACTIVE INC
filed 2002-02-14
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (585) 272-8400

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On December 31, 2001, 51,710,379 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                            PAGE

Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Condensed Consolidated Balance Sheets at December 31, 2001
   and June 30, 2001                                                           1

   Condensed Consolidated Statements of Operations for the quarter
   ended and six months ended December 31, 2001 and 2000                       2

   Condensed Consolidated Statements of Cash Flows for the six months
   ended December 31, 2001 and 2000                                            3

   Notes to Unaudited Consolidated Financial Statements                        4

   Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                  10

   Item 3: Quantitative and Qualitative Disclosures About Market Risk         16

Part II: Other Information

   Item 1: Legal proceedings                                                  17

   Item 2: Changes in Securities and Use of Proceeds                          17

   Item 3: Defaults Upon Senior Securities                                    17

   Item 4: Submission of Matters to a Vote of Security Holders                17

   Item 5: Other Information                                                  18

   Item 6: Exhibits and Reports on Form 8-K                                   18

Signatures                                                                    19

                                                 HARRIS INTERACTIVE INC.
                                               CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                       (UNAUDITED)
                                                                                       December 31,            June 30,
                                                                                           2001                  2001
                                           ASSETS

         Current assets:
            Cash and cash equivalents                                                   $   7,127             $  10,585
            Marketable securities                                                          23,444                31,906
            Accounts receivable, less allowances of $654 and $383, respectively            21,776                12,722
            Costs and estimated earnings in excess of  billings on  uncompleted
               contracts                                                                    3,914                 1,888
         Other current assets                                                               2,895                 1,580
                                                                                       ----------             ---------
                       Total current assets                                                59,156                58,681

            Property, plant and equipment, net                                             12,558                14,983
            Goodwill and other intangibles, less accumulated  amortization
               of $1,722 and $786, respectively                                            63,763                 8,971
            Other assets                                                                    3,118                 2,586
                                                                                       ----------             ---------
                       Total assets                                                    $  138,595             $  85,221
                                                                                       ==========             =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Short-term borrowings                                                        $    337
            Current installment of long-term debt                                           1,715
            Accounts payable                                                                6,488             $   4,805
            Accrued expenses                                                               13,919                 2,863
            Billings in excess of costs and estimated earnings  on
               uncompleted contracts                                                       11,635                 6,379
                                                                                       ----------             ---------
                       Total current liabilities                                           34,094                14,047

         Long-term debt, excluding current installment                                        512
         Other long-term liabilities                                                          556

         Stockholders' equity:
            Common stock, $.001 par value, 100,000,000
               shares authorized;  52,365,979 shares issued at December 31,
               2001 and 34,614,503 shares issued at June 30, 2001                              52                    34
            Additional paid in capital                                                    176,304               128,793
            Accumulated deficit                                                          (70,355)              (56,609)
            Officer loan                                                                    (500)
            Accumulated other comprehensive (loss) income                                    (83)                   184
            Unamortized deferred compensation                                               (292)                 (436)
            Less: Treasury stock at cost, 655,600 shares at
               December 31, 2001 and 232,700 shares at June 30, 2001                      (1,693)                 (792)
                                                                                       ----------             ---------
                       Total stockholders' equity                                         103,433                71,174
                                                                                       ----------             ---------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  138,595             $  85,221
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




                                                 HARRIS INTERACTIVE INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                                                     Three Months Ended                 Six Months Ended
                                                                          December 31,                      December 31,

                                                                      2001             2000           2001              2000

        Revenues from services                                       $ 24,804        $ 14,532         $ 41,938          $ 26,585
        Cost of services                                               14,405           6,939           23,593            13,240
                                                                -------------   -------------    -------------    --------------
              Gross profit                                             10,399           7,593           18,345            13,345
        Operating expenses:
          Internet database development expenses                           84           2,617              132             5,134
          Sales and marketing expenses                                  2,742           2,071            4,353             3,984
          General and administrative expenses                          12,248           9,748           22,275            19,834
              Restructuring charges and asset write-downs               6,222                            6,222
                                                                -------------   -------------    -------------    --------------
              Operating loss                                         (10,897)         (6,843)         (14,637)          (15,607)

        Interest and other income, net                                    381             877              891             2,015
                                                                -------------   -------------    -------------    --------------
              Net loss                                               (10,516)         (5,966)         (13,746)          (13,592)
                                                                =============   =============    =============    ==============
        Basic and diluted net loss per share                         $ (0.23)        $ (0.17)        $  (0.34)         $  (0.40)
                                                                =============   =============    =============    ==============
        Weighted  average  shares  outstanding  -  basic  and
        diluted                                                    46,028,791      34,290,429       40,286,159        34,242,664
                                                                =============   =============    =============    ==============



                 The accompanying notes are an integral part of these consolidated financial statements.



                                                 HARRIS INTERACTIVE INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                           For the Six Months Ended
                                                                                                  December 31,
                                                                                             2001              2000
         Cash flows from operating activities:
            Net loss                                                                        $(13,746)       $(13,592)
            Adjustments to reconcile net loss to net cash
               used in operating activities -
                  Depreciation and amortization                                                3,621           3,274
                  Restructuring charges and asset write-offs                                   6,222
                  Amortization of deferred compensation                                          145             280
                  Amortization of premium and discount on marketable securities                 (27)            (326)
                  Loss on disposal of fixed assets                                                                47
                  (Increase) decrease in -
                     Accounts receivable                                                       1,791          (1,902)
                     Cost and estimated earnings in excess of billings on
                        uncompleted contracts                                                  1,076           1,289
                     Other current assets                                                        536             477
                     Other assets                                                                 52             (31)
                     (Decrease) increase in -
                        Accounts payable                                                     (2,733)          (1,267)
                        Accrued expenses                                                     (2,774)            (610)
                        Other liabilities                                                        145
                        Billings in excess of costs and estimated earnings on
                           uncompleted contracts                                                 881           1,346
                                                                                     ---------------       ----------
                           Net cash used in operating activities                             (4,811)         (11,015)
                                                                                     ---------------       ----------
         Cash flows from investing activities:
            Cash paid in connection with acquisitions, net of cash acquired                  (3,091)
            Purchase of marketable securities                                               (18,601)         (20,304)
            Proceeds from maturities and sales of marketable securities                       27,015          20,072
            Capital expenditures                                                             (1,328)          (5,292)
            Proceeds from the sale of fixed assets                                                                42
                                                                                     ---------------       ----------
                           Net cash provide by (used in) investing activities                  3,995          (5,482)
                                                                                     ---------------       ----------
         Cash flows from financing activities :
            Decrease in short-term borrowings                                                  (530)
            Decrease in long-term borrowings                                                 (1,560)
            Issuance of common stock and stock options                                           407             426
            Purchase of treasury stock                                                         (901)            (287)
                                                                                     ---------------       ----------
                           Net  cash (used in) provided by financing activities              (2,584)             139

         Effect of exchange rate change on cash and cash equivalents                            (58)             (19)
                                                                                     ---------------       ----------
         Net decrease in cash and cash equivalents                                           (3,458)         (16,377)
         Cash and cash equivalents at beginning of period                                     10,585          23,932
                                                                                     ---------------       ----------
         Cash and cash equivalents at end of period                                        $   7,127       $   7,555
                                                                                     ===============       ==========

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

2.   CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgements in 2002 include:

        o  Revenue recognition
        o  Use of estimates
        o Valuation of goodwill and intangible assets related to business combinations
        o  Restructuring reserves

     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

     Revenues under fixed fee arrangements are recognized on a percentage of completion method based on the ratio of costs incurred to total estimated costs. These revenues include amounts billed to our clients to cover subcontractor costs and other direct expenses. Provisions for estimated contract losses, if any, is made in the period such losses are determined. Subscription revenues are recognized upon delivery of the research product. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet.

     The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgements of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, restructuring reserves, deferred income taxes and purchased intangible assets. See Notes 6 and 7 for further discussion of intangible assets and restructuring reserves. Actual results could differ from those estimates.

     Harris used what it believes are reasonable assumptions and techniques in making its estimates.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.   BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

4.   COMPREHENSIVE LOSS

     The components of the Company's total comprehensive loss were:

                                                        Three months ended                    Six months ended
                                                        ------------------                    ----------------
                                                   December 31,     December 31,       December 31,         December 31,
                                                       2001            2000               2001                 2000
                                                       ----            ----               ----                 ----

      Net loss                                  $   (10,516)       $   (5,966)         $  (13,746)          $  (13,592)

      Foreign currency translation
         adjustments                                   (157)              (15)               (191)                 (19)
      Unrealized (loss) gain on
         marketable securities                          (80)              124                 (76)                 257
                                                  ----------        ----------          ----------           ----------
      Total comprehensive loss                  $   (10,753)       $   (5,857)         $  (14,013)          $  (13,354)
                                                  ==========        ==========          ==========           ==========


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS 141 AND SFAS 142

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

     SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective July 1, 2001.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.   BUSINESS COMBINATIONS

     On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation, a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the"merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris and Total Research Corporation are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Additionally, the acquisition is intended to result in increased value for stockholders.

     Upon consummation of the merger, each outstanding share of Total Research common stock was converted into the right to receive 1.222 shares of Harris Interactive common stock, par value $.001 per share. An aggregate of approximately 16,610,000 shares of common stock, with an estimated fair value of $41,259, was issued to the stockholders of Total Research Corporation. The value was determined using the average fair market value of the stock for the range of trading days beginning August 2, 2001 and ending August 8, 2001. Additionally, pursuant to the merger agreement, all outstanding options to purchase shares of Total Research common stock were, upon consummation of the merger, fully vested and converted into an option to purchase 1.222 shares of Harris Interactive common stock. As a result, the former option holders of Total Research received from Harris
     Interactive  options to purchase  approximately  2,899,000 shares of Harris
     Interactive common stock, with an estimated fair value of $3,609. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company's financial statements commencing on November 1, 2001.

     The Company recorded approximately $49,574 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Note 5).

     The unaudited pro forma information set forth below assumes the acquisition with Total Research Corporation had occurred at the beginning of fiscal 2001, after giving effect to adjustments for amortization of intangibles. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time.

                                          Three months ended December 31            Six months ended December 31
                                          ------------------------------            ----------------------------
                                             2001                2000                 2001                2000
                                             ----                ----                 ----                ----
      Revenue                          $       26,173     $      27,613        $     56,029        $     53,696
      Net loss                                 18,289             5,427              21,708              12,627
      Loss per share - basic           $         0.35     $        0.11        $       0.42        $       0.25
      Loss per share - diluted         $         0.35     $        0.11        $       0.42        $       0.25


                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.   BUSINESS COMBINATIONS CONT.

     Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                                Six months ended
                                                               December 31, 2001
      Acquisitions - Market Research  Solutions Limited and
      M&A Create Limited:
           Fair value of assets acquired                             $ 4,500
           Liabilities assumed                                         6,568
           Stock issued                                                2,256
      Acquisition - Total Research :
           Fair value of assets acquired                             $13,443
           Liabilities assumed                                        16,925
           Stock issued                                               41,259

7.   RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York
     City, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL which resulted in asset write-downs and unfavorable lease commitments at these locations. The plan was formally communicated to the affected employees during the second quarter. The following table summarizes activity with respect to the restructuring charges for the second quarter of fiscal 2002:


                                                                              Asset write-       Lease
                                                           Severance             downs        Commitments           Total
                                                           ---------             -----        -----------           -----

       Net charge fiscal 2002                                 $ 1,169           $ 2,792          $ 2,261           $ 6,222
          Asset write-offs during 2002                              0            (2,792)               0            (2,792)
          Cash payments during 2002                              (122)                0                0              (122)
                                                               -------           -------          -------           -------
       Remaining reserve at December 31, 2002                 $ 1,047           $     0          $ 2,261           $ 3,308
                                                               =======           =======          =======            =======

     All actions are anticipated to be complete by the end of the third quarter.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.   GEOGRAPHIC INFORMATION

     The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the U.S., United Kingdom and Japan. Non-US market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions, which materially affected the financial statements. Geographic information for the three and six-month periods ended December 31 are as follows:

                                           As of and for the three months ended          As of and for the three months ended
                                                     December 31, 2001                             December 31, 2000
                                                     -----------------                             -----------------
                                                           Non-US                                      Non-US
                                          US Market        Market                      US Market       Market
                                          Research        Research        Total        Research       Research        Total
                                          --------        --------        -----        --------       --------        -----

      Revenues                           $  18,951       $  5,853      $  24,804     $  14,532                     $  14,532
      Long-lived assets                     66,267         12,280         78,547        16,921                        16,921

                                            As of and for the six months ended            As of and for the six months ended
                                                     December 31, 2001                             December 31, 2000
                                                     -----------------                             -----------------
                                                           Non-US                                      Non-US
                                          US Market        Market                      US Market       Market
                                          Research        Research        Total        Research       Research        Total
                                          --------        --------        -----        --------       --------        -----

      Revenues                           $  33,264       $   8,674      $  41,938     $  26,585                     $  26,585
      Long-lived assets                     66,267          12,280         78,547        16,921                        16,921

9.    ACQUIRED INTANGIBLE ASSESTS SUBJECT TO AMORTIZATION


                                                      As of December 31, 2001
                                                 Gross carrying      Accumulated
                                                      Amount        Amortization
                                                      ------        ------------
      Amortized intangible assets
               Contract-based intangibles            $ 1,450        $ 252
                                                     -------        -----
                 Total                               $ 1,450        $ 252
                                                     =======        =====

      Aggregate amortization expense:
        For the period ended December 31, 2001         $ 85
                                                       ----

      Estimated amortization expense:
        For the year ended June 30, 2002               $241
                                                       ----
        For the year ended June 30, 2003               $312
                                                       ----
        For the year ended June 30, 2004               $312
                                                       ----
        For the year ended June 30, 2005               $312
                                                       ----
        For the year ended June 30, 2006               $106
                                                       ----

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  GOODWILL AND OTHER INTANGIBLES

     The changes in the carrying amount of goodwill and other intangibles with indefinite lives for the period ended December 31, 2001 are as follows:

                                                                                       U.S.        Non-U.S.         Total
      Balance as of July 1, 2001                                                     $  8,913                     $  8,913
      Acquisitions of Market Research Solutions Limited and M&A Create Limited
        during the quarter ended September 30, 2001                                                $  5,276       $  5,276
                                                                                     -------------------------------------
      Balance as of September 30, 2001                                               $  8,913      $  5,276       $ 14,189
                                                                                     =====================================
      Acquisition of Total Research  during the quarter ended December 31, 2001
                                                                                     $ 32,293      $ 17,281       $ 49,574
                                                                                     =====================================
      Balance as of December 31, 2001                                                $ 41,206      $ 22,557       $ 63,763
                                                                                     =====================================

11.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS 142

                                                     Three months ended December      Six months ended
                                                                 31,                    December 31,
                                                                 ---                    ------------
                                                           2001          2000         2001         2000
                                                           ----          ----         ----         ----
      Reported net loss                                $  10,516     $  5,966      $  13,746    $  13,592
      Add back goodwill amortization                                       26                          52
      Adjusted net loss                                $  10,516        5,940      $  13,746    $  13,540
      Basic and diluted net loss per share:
      Reported net loss                                $    0.23     $   0.17      $    0.34    $    0.40
      Add back goodwill amortization
      Adjusted basic and diluted net loss per share    $    0.23     $   0.17      $    0.34    $    0.40


     The Company completed its transitional impairment test in accordance with FAS 142 as of December 31, 2001, with no impairment identified.

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

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. During the first six months of fiscal 2002 and 2001, we recognized compensation expense in connection with such transactions of approximately $145,000 and $280,000, respectively.

Our net losses were $10.5 million and $6.0 million in the first three months of fiscal 2002 and fiscal 2001, respectively. Net losses were significantly higher for the second quarter of fiscal 2002 as compared to fiscal 2001, due to a $6.2 million restructuring charge related to the November 1, 2001 acquisition of Total Research Corporation. Excluding the restructuring charge, quarter-to-date net losses would have been $4.3 million, while basic and diluted earnings per share would have been a loss of $0.09 per share, an improvement of $0.08 per share over the prior year quarter.

BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation, a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the"merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris and Total Research Corporation are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Additionally, the acquisition is intended to result in increased value for stockholders.

Upon consummation of the merger, each outstanding share of Total Research common stock was converted into the right to receive 1.222 shares of Harris Interactive common stock, par value $.001 per share. An aggregate of approximately 16,610,000 shares of common stock, with an estimated fair value of $41,259, was issued to the stockholders of Total Research Corporation. The value was determined using the average fair market value of the stock for the range of trading days beginning August 2, 2001 and ending August 8, 2001. Additionally, pursuant to the merger agreement, all outstanding options to purchase shares of Total Research common stock were, upon consummation of the merger, fully vested and converted into an option to purchase 1.222 shares of Harris Interactive common stock. As a result, the former option holders of Total Research received from Harris Interactive options to purchase approximately 2,899,000 shares of Harris Interactive common stock, with an estimated fair value of $3,609. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company's financial statements commencing on November 1, 2001.

The Company recorded approximately $49,574 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Note 5).

RESTRUCTURING AND ASSET WRITE-DOWN CHARGE

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York City, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL which resulted in asset write-downs and unfavorable lease commitments at these locations. The plan was formally communicated to the affected employees during the second quarter. The following table summarizes activity with respect to the restructuring charges for the second quarter of fiscal 2002:


                                                                              Asset write-          Lease
                                                           Severance             downs           Commitments           Total
                                                           ---------             -----           -----------           -----
Net charge fiscal 2002                                        $ 1,169           $ 2,792            $ 2,261           $ 6,222
   Asset write-offs during 2002                                     0            (2,792)                 0            (2,792)
   Cash payments during 2002                                     (122)                0                  0              (122)
                                                              --------          --------           -------           --------
Remaining reserve at December 31, 2002                        $ 1,047           $     0            $ 2,261           $ 3,308
                                                              ========          ========           =======           ========

All actions are anticipated to be complete by the end of the third quarter.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                          Three months ended         Six months ended
                                             December 31,              December 31,
                                            2001         2000        2001        2000

Revenues from services                      100%         100%        100%        100%
Cost of services                             58           48          56          50
                                          ------       ------      ------      ------
Gross profit                                 42           52          44          50
                                          ------       ------      ------      ------
Operating expenses:
Internet database development                             18                      19
Sales and marketing                          11           14          11          16
General and administrative                   50           67          53          74
Restructuring    charges    and   asset
write-downs                                  25                       15
                                          ------       ------      ------      ------
Operating loss                              (44)         (47)        (35)        (59)
Interest and other income, net                2           6           2            8
                                          ------       ------      ------      ------
Net loss                                    (42)         (41)        (33)        (51)
                                          ======       ======      ======      ======

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues from services. Total revenues increased 71% to $24.8 million for the quarter ended December 31, 2001, from $14.5 million for the quarter ended December 31, 2000. This increase was primarily attributable to the incremental revenue generated from the acquisition of Total Research Corporation on November 1, 2001, as well as the acquisitions of the Yankelovich custom research group in February, 2001, Market Research Solutions Limited in August, 2001 and M&A Create Limited in September, 2001. Revenue from Internet-based products was $8.2 million for the second quarter of fiscal 2002, a decrease of $0.8 million when compared to the second quarter of fiscal 2001, primarily due to a decline in the financial services and sports marketing industries.

Gross profit. Gross profit for the quarter ended December 31, 2001 was $10.4 million, or 42% of revenues, compared with $7.6 million or 52% of revenues for the quarter ended December 31, 2000. The decline in margin resulted primarily from the acquired revenue mix largely comprised of traditional research as described above.

Internet database development. Internet database development costs declined 97% to $0.08 million for the second quarter of fiscal 2002 from $2.6 million for the second quarter of fiscal 2001. The decrease of $2.52 million was due to a number of factors, including the successful build out of a large database in the U.S., a precipitous drop in prices for double opt-in names for database replenishment, and the termination of our strategic alliance and panel recruitment agreement with Excite@Home, which has allowed the Company to utilize less costly options to expand and replenish the panel. In addition, the prior year expense included costs associated with The Planet Project Global Poll conducted in November 2000.

Sales and marketing. Sales and marketing expenses increased 32% to $2.7 million for the second quarter of fiscal 2002 from the same prior year quarter. However, as a percentage of revenue, sales and marketing expenses decreased three percentage points. The absolute increase is primarily attributable to an increase in salaries and related expenses resulting from the acquisition of Total Research Corporation and an increase in sales commission expense. The improvement as a percentage of revenue is attributable to the Company's continuing efforts to reduce overall costs.

General and administrative. General and administrative expenses for the quarter ended December 31, 2001 increased $2.5 million, or 26% over the quarter ended December 31, 2000. As a percentage of revenue, general and administrative expenses decreased 17 percentage points. Similar to sales and marketing expenses, general and administrative expenses have increased in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition with Total Research Corporation. The decrease as a percentage of revenue is directly attributable to continuing cost reduction efforts.

Interest and other income, net. Net interest and other income totaled $0.4 million for the quarter ended December 31, 2001 compared with $0.9 million for the quarter ended December 31, 2000. The decrease was primarily attributable to a lower average marketable securities balance for fiscal 2002 compared to the prior year.

SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues from services. Total revenues increased 58% from $26.6 million in fiscal 2001 to $41.9 million in fiscal 2002. This increase was primarily attributable to the incremental revenue generated from the acquisition of Total Research Corporation, as well as the acquisitions of the Yankelovich custom research group, Market Research Solutions Limited and M&A Create Limited.
Additionally, excluding the acquisitions, the Company recognized a modest increase in revenues related to our expanding Internet client base and Internet-based market research products and services, which contributed $16.1 million to total revenues in the six months ended December 31, 2001, as compared to $16.0 for the same prior year period. The modest increase was negatively impacted by a decline in the financial services and sports marketing industries.

Gross profit. Gross profit was $18.3 million, or 44% of revenues for the first half of fiscal 2002, compared with $13.3 million, or 50% of revenues, in fiscal 2001. The decline in margin resulted primarily from the acquired revenue mix largely comprised of traditional research.

Internet database development. Internet database development costs declined 98% to $0.1 million for the first half of fiscal 2002 from $5.1 million for the first half of fiscal 2001. The decrease of $5.0 million was due to a number of factors, including the successful build out of a large database in the U.S., a precipitous drop in prices for double opt-in names for database replenishment, and the termination of our strategic alliance and panel recruitment agreement with Excite@Home, which has allowed the Company to utilize less costly options to expand and replenish the panel. In addition, the prior year expense included costs associated with The Planet Project Global Poll conducted in November 2000.

Sales and marketing. Sales and marketing expenses for the first half of fiscal 2002 were $4.4 million, or 11% of revenue, compared with $4.0 million, or 16% of revenue, for fiscal 2001. The absolute dollar increase is primarily attributable to an increase in salaries and related expenses resulting from the acquisition of Total Research Corporation and an increase in sales commission expense. The improvement as a percentage of revenue is attributable to the Company's continuing efforts to reduce overall costs.

General and administrative. General and administrative expenses were $22.3 million, or 53%, of revenues for the first half of fiscal 2002 compared with $19.8 million or 74%, of revenues for fiscal 2001. Similar to sales and marketing expenses, general and administrative expenses have increased slightly in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition of Total Research Corporation. The decrease as a percentage of revenue is directly attributable to continuing cost reduction efforts.

Interest and other income, net. Net interest and other income totaled $.09 million for the first half of fiscal 2002 compared with $2.0 million for fiscal 2001. The decrease was primarily attributable to a lower average marketable securities balance for fiscal 2002 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.8 million for the first six months of fiscal 2002, and $11.0 million for the same period during fiscal 2001. Net cash used in operating activities in each of these periods was primarily the result of funding net operating losses.

Net cash provided by investing activities was $4.0 million for the first six months of fiscal 2002, compared with net cash used in investing activities of $5.5 million for the same period in the prior year. The positive cash flow in fiscal 2002 resulted from the maturity and liquidation of marketable securities as well as a significant reduction in capital expenditures. Investing activities for the first six months of fiscal 2002 also included the use of $3.1 million related to acquisitions. Capital expenditures were $1.3 million for the first half of fiscal 2002, a decline of $4.0 million from the same prior year period.

Net cash used in financing activities was $2.6 million for the first six months of fiscal 2002, compared with net cash provided by financing activities of $0.1 million for the same period during fiscal 2001. The use of cash in fiscal 2002 is related to the repayment of long-term and short-term debt obligations acquired through the acquisitions of Market Research Solutions Limited and M&A Create Limited, as well as the repurchase of 422,900 shares being held as Treasury Stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign operating subsidiaries whose financial statements are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange market risk.

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

During the period from December 6, 1999 through December 31, 2001, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $50.6 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.1 million of net cash used for the expansion of our Internet panel (iii) approximately $11.3 million of net cash for the purchase of acquisitions, and
(iv) approximately $2.6 million of net cash used in connection with the repayment of short-term and long-term borrowings.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 annual meeting of stockholders was held on November 1, 2001. The following matters were voted upon and received the votes set forth below:

1. The individuals named below were re-elected to three-year terms as directors.

                                                     Votes Cast
                                          ----------------------------
         Director                             For              Against
         --------                             ---              -------
         Thomas D. Berman                 30,162,906           109,295
         David H. Clemm                   29,154,010           218,191


     Directors continuing in office were Gordon S. Black, Leonard R. Bayer, Benjamin Addoms and James R. Reidman.

2. The approval of the issuance of shares of common stock, par value $.001 per share, of Harris in connection with the Agreement and Plan of Merger, dated August 5, 2001, by and among Harris, Total Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Harris, and Total Research Corporation, a Delaware corporation was ratified, with 26,307,449 shares voting for, 58,478 shares voting against, and 4,775 shares abstaining. As a result of the merger, Albert A. Angrisani, Howard L. Schecter, and David Brodsky joined the Board of Directors, effective November 1, 2001.

3. The approval of the amendment to Harris Interactive Inc.'s 1999 Long Term Incentive Plan increasing the number of shares of common stock reserved for issuance under the Plan by 500,000 was ratified, with 29,389,412 shares voting for, 772,201 shares voting against, and 10,588 shares abstaining.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits

        10.1 Harris Interactive Inc. Long Term Incentive Plan, as amended effective as of November 1, 2001 (filed as Exhibit 99 to the Company's Registration Statement on Form S-8 filed November 6, 2001 (Registration No. 333-72842) and incorporated herein by reference).

        10.2 Employment Agreement by and between Harris Interactive and Albert Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to Definitive Proxy Statement/Prospectus on Form S-4 filed September 25, 2001 (Registration No.333-69056) and incorporated herein by reference).

        10.3 Letter Agreement of Albert Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to the Definitive Proxy Statement/Prospectus on Form S-4 filed September 25, 2001 (Registration No.333-69056) and incorporated herein by reference).

 (b) - Reports on Form 8-K

          On November 6, 2001, a report on Form 8-K was filed with the SEC announcing that Harris Interactive had acquired Total Research Corporation pursuant to the Agreement and Plan of Merger, dated August 5, 2001, attaching a copy of the related press release.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


February 14, 2002         Harris Interactive Inc.

                          By/s/ BRUCE A. NEWMAN
                          ---------------------
                                Bruce A. Newman
                                Chief Financial Officer, Secretary and Treasurer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)