Form 10-Q
period 2002-03-31
HARRIS INTERACTIVE INC
filed 2002-05-15
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 2002, 52,094,229 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                          QUARTER ENDED March 31, 2002

                                      INDEX

                                                                         Page

Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Consolidated Balance Sheets at March 31, 2002 and June 30, 2001         1

   Consolidated Statements of Operations for the quarter ended and
   nine months ended March 31, 2002 and 2001                               2

   Consolidated Statements of Cash Flows for the nine months ended
   March 31, 2002 and 2001                                                 3

   Notes to Unaudited Consolidated Financial Statements                    4

   Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               6

   Item 3: Quantitative and Qualitative Disclosures About Market Risk     14

Part II: Other Information

   Item 1: Legal proceedings                                              15

   Item 2: Changes in Securities and Use of Proceeds                      15

   Item 3: Defaults Upon Senior Securities                                15

   Item 4: Submission of Matters to a Vote of Security Holders            15

   Item 5: Other Information                                              16

   Item 6: Exhibits and Reports on Form 8-K                               16

Signatures                                                                17


                                                      HARRIS INTERACTIVE INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                                                March 31,              June 30,
                                                                                                  2002                  2001
                                           ASSETS

         Current assets:
            Cash and cash equivalents                                                           $   11,276             $  10,585
            Marketable securities                                                                   17,245                31,906
            Accounts receivable, less allowances of $484 and $383, respectively                     16,615                12,722
            Costs and estimated earnings in excess of  billings on  uncompleted
               contracts                                                                             4,205                 1,888
         Other current assets                                                                        3,066                 1,580
                                                                                                ----------             ---------
                       Total current assets                                                         52,407                58,681

            Property, plant and equipment, net                                                      11,684                14,983
            Goodwill and other intangibles, less accumulated  amortization
               of $1,725 and $786, respectively                                                     64,302                 8,971
            Other assets                                                                             2,885                 2,586
                                                                                                ----------             ---------
                       Total assets                                                             $  131,278             $  85,221
                                                                                                ==========             =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Short-term borrowings                                                                 $    326
            Current installment of long-term debt                                                    1,705
            Accounts payable                                                                         5,132             $   4,805
            Accrued expenses                                                                        10,408                 2,863
            Billings in excess of costs and estimated earnings  on
               uncompleted contracts                                                                 9,226                 6,379
                                                                                                ----------             ---------
                       Total current liabilities                                                    26,797                14,047

         Long-term debt, excluding current installment                                                 470
         Other long-term liabilities                                                                 1,743

         Stockholders' equity:
            Common stock, $.001 par value, 100,000,000 shares authorized;
               52,749,829 shares issued at March 31,
               2002 and 34,614,503 shares issued at June 30, 2001                                       53                    34
            Additional paid in capital                                                             176,535               128,793
            Accumulated deficit                                                                   (71,572)              (56,609)
            Officer loan                                                                             (500)
            Accumulated other comprehensive (loss) income                                            (336)                   184
            Unamortized deferred compensation                                                        (219)                 (436)
            Less: treasury stock at cost, 655,600 shares at
               March 31, 2002 and 232,700 shares at June 30, 2001                                  (1,693)                 (792)
                                                                                                ----------             ---------
                       Total stockholders' equity                                                  102,268                71,174
                                                                                                ----------             ---------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  131,278             $  85,221
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



                                                      HARRIS INTERACTIVE INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                            (UNAUDITED)


                                                                     Three Months Ended                 Nine Months Ended
                                                                           March 31,                         March 31,

                                                                      2002             2001           2002              2001

        Revenues from services                                       $ 28,323        $ 15,826         $ 70,261          $ 42,411
        Cost of services                                               14,536           8,444           38,129            21,684
                                                                   ----------      ----------       ----------       -----------
              Gross profit                                             13,787           7,382           32,132            20,727
        Operating expenses:
          Internet database development expenses                          136           1,633              268             6,767
          Sales and marketing expenses                                  3,023           2,443            7,376             6,427
          General and administrative expenses                          12,069          10,045           34,344            29,879
              Restructuring charges and asset write-downs                                                6,222
                                                                   ----------      ----------       ----------       -----------
              Operating loss                                          (1,441)         (6,739)         (16,078)          (22,346)

        Interest and other income, net                                    225             818            1,116             2,833
                                                                   ----------      ----------       ----------       -----------
              Net loss                                                (1,216)         (5,921)         (14,962)          (19,513)
                                                                   ==========      ==========       ==========        ==========
        Basic and diluted net loss per share                         $ (0.02)        $ (0.17)        $  (0.34)         $  (0.57)
                                                                   ==========      ==========       ==========        ==========
        Weighted  average  shares  outstanding  -  basic  and
        diluted                                                    51,998,168      34,253,841       44,133,169        34,248,444
                                                                   ==========      ==========       ==========        ==========




        The accompanying notes are an integral part of these consolidated financial statements.



                                                      HARRIS INTERACTIVE INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
                                                     FOR THE NINE MONTHS ENDED
                                                                                                       March 31,
                                                                                             2002                  2001
         Cash flows from operating activities:
            Net loss                                                                       $ (14,962)          $   (19,513)
            Adjustments to reconcile net loss to net cash
               used in operating activities -
                  Depreciation and amortization                                                5,312                 4,659
                  Restructuring charges and asset write-offs                                   6,222
                  Less: Cash outflows related to restructuring charges and
                     asset   write-offs                                                       (1,104)
               Amortization of deferred compensation                                             361                   384
                  Amortization of premium and discount on marketable securities                   (6)                 (436)
                  Loss on disposal of fixed assets                                                                      47
                  (Increase) decrease in -
                     Accounts receivable                                                       6,875                (1,911)
                     Cost and estimated earnings in excess of billings on
                        uncompleted contracts                                                    768                   335
                     Other current assets                                                        366                   425
                     Other assets                                                                279                   (63)
                     (Decrease) increase in -
                        Accounts payable                                                      (4,051)                  198
                        Accrued expenses                                                      (5,102)                  136
                        Other liabilities                                                      1,331
                        Billings in excess of costs and estimated earnings on
                           uncompleted contracts                                              (1,517)                3,632
                                                                                          ----------             ---------
                           Net cash used in operating activities                              (5,228)              (12,107)
                                                                                          ----------             ---------
         Cash flows from investing activities:
            Cash paid in connection with acquisitions, net of cash acquired                   (3,775)               (8,126)
            Purchase of marketable securities                                                (24,728)              (29,987)
            Proceeds from maturities and sales of marketable securities                       39,220                41,608
            Capital expenditures                                                              (1,991)               (6,379)
            Proceeds from the sale of fixed assets                                                                      42
                                                                                          ----------             ---------
                           Net cash provided by (used in) investing activities                 8,726                (2,842)
                                                                                          ----------             ---------
         Cash flows from financing activities :
            Decrease in short-term borrowings                                                   (541)
            Decrease in long-term borrowings                                                  (1,611)
            Issuance of common stock and stock options                                           639                   511
            Purchase of treasury stock                                                          (902)                 (618)
                                                                                          ----------             ---------
                           Net  cash used in financing activities                             (2,415)                 (107)

         Effect of exchange rate change on cash and cash equivalents                            (392)                  (41)
                                                                                          ----------             ---------
         Net increase (decrease) in cash and cash equivalents                                    691               (15,097)
         Cash and cash equivalents at beginning of period                                     10,585                23,932
                                                                                          ----------             ---------
         Cash and cash equivalents at end of period                                       $   11,276             $   8,835
                                                                                          ==========             =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                              - 3 -

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

     Harris Interactive Inc. (the "Company" or "Harris Interactive") is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for THE HARRIS POLL(TM), the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

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

3.   COMPREHENSIVE LOSS

     The components of the Company's total comprehensive loss were:

                                                  Three months ended                       Nine months ended
                                              March 31,          March 31,          March 31,            March 31,
                                                 2002               2001               2002                2001

      Net loss                                   $   (1,216)       $   (5,921)         $  (14,962)          $   (19,513)

      Foreign currency translation
         adjustments                                   (154)              (21)               (345)                  (41)
      Unrealized (loss) gain on
         marketable securities                          (99)              122                (175)                  380
                                                  ---------         ----------          ---------            ----------
      Total comprehensive loss                   $   (1,469)       $   (5,820)         $  (15,482)          $   (19,174)
                                                  =========         =========           =========            ==========

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

     SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective July 1, 2001.

5.   BUSINESS COMBINATIONS

     On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Consequently, the acquisition is intended to result in increased value for stockholders.

     Upon consummation of the merger, each outstanding share of Total Research common stock was converted into the right to receive 1.222 shares of Harris Interactive common stock, par value $.001 per share. An aggregate of approximately 16,610,000 shares of common stock, with an estimated fair value of $41,259, was issued to the stockholders of Total Research. The value was determined using the average fair market value of the stock for the range of trading days beginning August 2, 2001 and ending August 8, 2001. Additionally, pursuant to the merger agreement, all outstanding options to purchase shares of Total Research common stock were, upon consummation of the merger, fully vested and converted into an option to purchase 1.222 shares of Harris Interactive common stock. As a result, the former option holders of Total Research received from Harris Interactive options to purchase approximately 2,899,000 shares of Harris Interactive common stock, with an estimated fair value of $3,609. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company's financial statements commencing on November 1, 2001.

     The Company recorded approximately $50,113 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Note 4).

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


5.   BUSINESS COMBINATIONS CONT.

     The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time.

                                           Three months ended March 31               Nine months ended March 31
                                             2002                2001                 2002                2001
      Revenue                          $       28,323     $      28,222        $     84,352        $     81,918
      Net loss                                 (1,216)           (5,286)            (22,924)            (17,913)
      Loss per share - basic           $       ( 0.02)    $      ( 0.10)       $      (0.44)       $      (0.35)
      Loss per share - diluted         $       ( 0.02)    $      ( 0.10)       $      (0.44)       $      (0.35)



     Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                            As of March 31, 2002
      Acquisitions - Market Research  Solutions Limited
      and M&A Create Limited:
           Fair value of assets acquired                            $  4,500
           Liabilities assumed                                         6,568
           Stock issued                                                2,256
      Acquisition - Total Research Corporation:
           Fair value of assets acquired                            $ 13,443
           Liabilities assumed                                        16,925
           Stock issued                                               41,259

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



6.   RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York
     City, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL which resulted in asset write-downs and lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter. The following table summarizes activity with respect to the restructuring charges for the period ended March 31, 2002:


                                                                              Asset write-           Lease
                                                            Severance             downs           Commitments          Total
       Net charge fiscal 2002                                 $ 1,169           $ 2,792            $ 2,261           $ 6,222
          Asset write-offs during 2002                              0            (2,792)                 0            (2,792)
          Cash payments during 2002                              (977)                0               (127)           (1,104)
                                                              -------           -------            -------           -------
       Remaining reserve at March 31, 2002                    $   192           $     0            $ 2,134           $ 2,326
                                                              =======           =======            =======           =======

     As of March 31, 2002, all actions have been completed, however cash payments will be made on a longer-term basis.


7.   GEOGRAPHIC INFORMATION

     The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the U.S., United Kingdom and Japan. Non-US market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements. Geographic information for the three and nine-month periods ended March 31 are as follows:

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.    GEOGRAPHIC INFORMATION CONT.


                                           As of and for the three months ended          As of and for the three months ended
                                                       March 31, 2002                               March 31, 2001

                                                         Non-US Market                               Non-US Market
                                          US Market                                     US Market
                                           Research        Research        Total        Research       Research        Total

      Revenues                           $  22,127       $   6,196      $  28,323     $  15,826           $ 0       $  15,826
      Long-lived assets                     66,016          11,965         77,981        24,780             0          24,780

                                            As of and for the nine months ended          As of and for the nine months ended
                                                       March 31, 2002                               March 31, 2001

                                                         Non-US Market                               Non-US Market
                                          US Market                                     US Market
                                           Research        Research        Total        Research       Research        Total

      Revenues                           $  55,391       $ 14,870       $  70,261     $  42,411           $ 0       $  42,411
      Long-lived assets                     66,016         11,965          77,981        24,780             0          24,780



8.    ACQUIRED INTANGIBLE ASSESTS SUBJECT TO AMORTIZATION


                                                               As of March 31, 2002
                                                       Gross carrying           Accumulated
                                                             Amount            Amortization
      Amortized intangible assets
               Contract-based intangibles                   $ 1,450            $ 330
                                                            -------            -----
                 Total                                      $ 1,450            $ 330
                                                            =======            =====

      Aggregate amortization expense:
        For the three months ended March 31, 2002             $ 78
                                                              ----
        For the nine months ended March 31, 2002              $163
                                                              ----

      Estimated amortization expense:
        For the year ended June 30, 2002                      $241
                                                              ----
        For the year ended June 30, 2003                      $312
                                                              ----
        For the year ended June 30, 2004                      $312
                                                              ----
        For the year ended June 30, 2005                      $312
                                                              ----
        For the year ended June 30, 2006                      $106
                                                              ----

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.   GOODWILL AND OTHER INTANGIBLES

     The changes in the carrying amount of goodwill and other intangibles with indefinite lives for the period ended March 31, 2002 are as follows:

                                                                                       U.S.        Non-U.S.         Total
      Balance as of July 1, 2001                                                     $ 8,913                    $      8,913
      Acquisitions of Market Research Solutions Limited and M&A Create Limited
      during the quarter ended September 30, 2001                                                   $ 5,276     $      5,276
                                                                                   -----------------------------------------
      Balance as of September 30, 2001                                               $ 8,913        $ 5,276     $     14,189
                                                                                   =========================================
      Acquisition of Total Research  during the quarter ended December 31, 2001
                                                                                     $ 32,644      $ 17,469     $     50,113
                                                                                   =========================================
      Balance as of March 31, 2002                                                   $ 41,557      $ 22,745     $     64,302
                                                                                   =========================================

10.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS 142

                                                       Three months ended March    Nine months ended March
                                                                 31,                         31,
                                                           2002          2001         2002         2001

      Reported net loss                                $   1,216     $  5,921      $  14,962    $  19,513
      Add back goodwill amortization                                      116                         168
      Adjusted net loss                                $   1,216        5,805      $  14,962    $  19,345

      Basic and diluted net loss per share:
      Reported net loss                                $    0.02     $    0.17     $    0.34    $    0.56
      Add back goodwill amortization
      Adjusted basic and diluted net loss per share    $    0.02     $    0.17     $    0.34    $    0.56


      The Company completed its transitional impairment test in accordance with FAS 141 as of December 31, 2001, with no impairment identified.


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

We are required to and have in the past recognized compensation expense when we grant options or sell shares to employees or certain other persons at a price less than the fair market value of the shares at the date of grant or sale. In the case of option grants, the difference between the fair market value of the common stock and the exercise price on the grant date of the option is amortized as compensation expense over the vesting period for the option. In the case of a sale of common stock, the compensation expense is recognized on the date of sale. During the first nine months of fiscal 2002 and 2001, we recognized compensation expense in connection with such transactions of approximately $217,000 and $384,000, respectively.

Our net losses were $1.2 million and $5.9 million for the three months ended March 31, 2002 and 2001, respectively. The significant improvement over the prior year is due to of the cost-savings being realized as a result of the Company's rightsizing strategy as well as a significant decline in Internet database development costs.

BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, headquartered in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Consequently, the acquisition is intended to result in increased value for stockholders.

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

The Company recorded approximately $50,417 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Note 4).

RESTRUCTURING AND ASSET WRITE-DOWN CHARGE

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York City, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL which resulted in asset write-downs and lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter. The following table summarizes activity with respect to the restructuring charges for the period ended March 31, 2002:


                                                                Asset write-           Lease
                                              Severance             downs           Commitments          Total
Net charge fiscal 2002                        $ 1,169           $ 2,792            $ 2,261           $ 6,222
   Asset write-offs during 2002                     0            (2,792)                 0            (2,792)
   Cash payments during 2002                     (977)                0               (127)           (1,104)
                                              -------           -------            -------           -------
Remaining reserve at March 31, 2002           $   192           $     0            $ 2,134           $ 2,326
                                              =======           =======            =======           =======
As of March 31, 2002, all actions have been completed, however cash payments will be made on a longer-term basis.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgements in 2002 include:

        o        Revenue recognition
        o        Provision for uncollectible accounts
        o Valuation of goodwill and intangible assets related to business combinations
        o        Realizability of deferred tax assets
        o        HI Points loyalty program

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

Revenues under fixed fee arrangements are recognized on a percentage of completion method based on the ratio of costs incurred to total estimated costs. These revenues include amounts billed to our clients to cover subcontractor costs and other direct expenses. Provisions for estimated contract losses, if any, is made in the period such losses are determined. Subscription revenues are recognized upon delivery of the research product. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would effect both the timing of revenue allocated and the results of operations of the Company. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet.

The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances may be required.

The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. With respect to goodwill, the Company will complete its two step impairment test on an annual basis.

The Company evaluates the valuation allowance and the realizability of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income.

The Company has implemented a loyalty program whereby points are awarded to market survey respondents who register for the panel, complete surveys and refer others to join the panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio. The Company estimated the redemption rate based on research from other loyalty and retention programs. An actual redemption rate that differs from this estimated redemption rate may have a material impact the results of operations of the Company.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                          Three months ended         Nine months ended
                                               March 31,                 March 31,
                                            2002         2001        2002        2001

Revenues from services                      100%         100%        100%        100%
Cost of services                             51           53          54          51
                                         -----------  ----------  ----------  -----------
Gross profit                                 49           47          46          49
                                         -----------  ----------  ----------  -----------
Operating expenses:
Internet database development                             10                      16
Sales and marketing                          11           15          11          15
General and administrative                   43           64          49          71
Restructuring    charges    and   asset
write-downs                                                            9
                                         -----------  ----------  ----------  -----------
Operating loss                               (5)         (42)        (23)        (53)
Interest and other income, net                1            5           2           7
                                         -----------  ----------  ----------  -----------
Net loss                                     (4)         (37)        (21)        (46)
                                         ===========  ==========  ==========  ===========

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues from services. Total revenues increased 79% to $28.3 million for the quarter ended March 31, 2002, from $15.8 million for the quarter ended March 31, 2001. This increase was primarily attributable to the incremental revenue generated from the acquisitions of Total Research in November, 2001, the Yankelovich custom research group in February, 2001, Market Research Solutions Limited in August, 2001 and M&A Create Limited in September, 2001. Revenue from Internet-based products was $12.2 million for the third quarter of fiscal 2002, an increase of $4.7 million, or 63% when compared to the third quarter of fiscal 2001.

Gross profit. Gross profit for the quarter ended March 31, 2002 was $13.8 million, or 49% of revenues, compared with $7.4 million or 47% of revenues for the quarter ended March 31, 2001. The improvement in margin resulted primarily from the transitioning of the acquired revenue mix, largely comprised of traditional research, to the Internet.

Internet database development. Internet database development costs declined 94% to $0.1 million for the third quarter of fiscal 2002 from $1.6 million for the third quarter of fiscal 2001. The decrease of $1.5 million was due to a number of factors, including the successful build out of a large database in the U.S., a precipitous drop in prices for double opt-in names for database replenishment, and the termination of our strategic alliance and panel recruitment agreement with Excite@Home, which has allowed the Company to utilize less costly options to expand and replenish the panel.

Sales and marketing. Sales and marketing expenses increased 24% to $3.0 million for the third quarter of fiscal 2002 from the same prior year quarter. However, as a percentage of revenue, sales and marketing expenses decreased four percentage points. The absolute increase is primarily attributable to an increase in salaries and related expenses resulting from the acquisition of Total Research and an increase in sales commission expense. The improvement as a percentage of revenue is attributable to the Company's continuing efforts to reduce overall costs.

General and administrative. General and administrative expenses for the quarter ended March 31, 2002 increased $2.0 million, or 20% over the quarter ended March 31, 2001. As a percentage of revenue, general and administrative expenses decreased twenty-one percentage points. Similar to sales and marketing expenses, general and administrative expenses have increased in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition of Total Research. The decrease as a percentage of revenue is directly attributable to continuing cost reduction efforts.

Interest and other income, net. Net interest and other income totaled $0.2 million for the quarter ended March 31, 2002 compared with $0.8 million for the quarter ended March 31, 2001. The decrease was primarily attributable to a lower average marketable securities balance for fiscal 2002 compared to the prior year as well as lower average interest rates.

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues from services. Total revenues increased 66% from $42.4 million in fiscal 2001 to $70.3 million in fiscal 2002. This increase was primarily attributable to the incremental revenue generated from the acquisition of Total Research, as well as the acquisitions of the Yankelovich custom research group, Market Research Solutions Limited and M&A Create Limited. Additionally, excluding the acquisitions, the Company recognized a modest increase in revenues related to our expanding Internet client base and Internet-based market research products and services, which contributed $28.3 million to total revenues in the nine months ended March 31, 2002, as compared to $23.5 for the same prior year period.

Gross profit. Gross profit was $32.1 million, or 46% of revenues for the first nine months of fiscal 2002, compared with $20.7 million, or 49% of revenues, in fiscal 2001. The decline in margin resulted primarily from the acquired revenue mix largely comprised of traditional research.

Internet database development. Internet database development costs declined 96% to $0.3 million for the first nine months of fiscal 2002 from $6.8 million for the first nine months of fiscal 2001. The decrease of $6.5 million was due to a number of factors, including the successful build out of a large database in the U.S., a precipitous drop in prices for double opt-in names for database replenishment, and the termination of our strategic alliance and panel recruitment agreement with Excite@Home, which has allowed the Company to utilize less costly options to expand and replenish the panel. In addition, the prior year expense included costs associated with The Planet Project Global Poll conducted in November 2000.

Sales and marketing. Sales and marketing expenses for the first nine months of fiscal 2002 were $7.4 million, or 11% of revenue, compared with $6.4 million, or 15% of revenue, for fiscal 2001. The absolute dollar increase is primarily attributable to an increase in salaries and related expenses resulting from the acquisition of Total Research and an increase in sales commission expense. The improvement as a percentage of revenue is attributable to the Company's continuing efforts to reduce overall costs.

General and administrative. General and administrative expenses were $34.3 million, or 49%, of revenues for the first nine months of fiscal 2002 compared with $29.9 million or 71%, of revenues for fiscal 2001. Similar to sales and marketing expenses, general and administrative expenses have increased slightly in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition of Total Research Corporation. The decrease as a percentage of revenue is directly attributable to continuing cost reduction efforts.

Interest and other income, net. Net interest and other income totaled $1.1 million for the first nine months of fiscal 2002 compared with $2.8 million for fiscal 2001. The decrease was primarily attributable to a lower average marketable securities balance for fiscal 2002 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.2 million for the first nine months of fiscal 2002, and $12.1 million for the same period during fiscal 2001. Net cash used in operating activities in each of these periods was primarily the result of funding net operating losses.

Net cash provided by investing activities was $8.7 million for the first nine months of fiscal 2002, compared with net cash used in investing activities of $2.8 million for the same period in the prior year. The positive cash flow in fiscal 2002 resulted from the maturity and liquidation of marketable securities as well as a significant reduction in capital expenditures. Investing activities for the first nine months of fiscal 2002 also included the use of $3.8 million related to acquisitions. Capital expenditures were $2.0 million for the first nine months of fiscal 2002, a decline of $4.4 million from the same prior year period.

Net cash used in financing activities was $2.4 million for the first nine months of fiscal 2002, compared with $0.1 million for the same period during fiscal 2001. The use of cash in fiscal 2002 is related to the repayment of long-term and short-term debt obligations acquired through the acquisitions of Market Research Solutions Limited and M&A Create Limited, as well as the repurchase of 422,900 shares, pursuant to the Company's stock repurchase program, being held as Treasury Stock.

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

The Company issued an aggregate of 13,337 shares of its common stock upon the exercise of warrants granted by the Company, at a price of $1.50, during the third quarter. Each warrant had a net exercise provision under which the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares, based on the fair market value of our stock at the time of the exercise of the warrant, after deducting the aggregate exercise price. All such transactions were conducted using the net exercise provision during the third quarter of fiscal 2002. The Company relied upon
Section 4(2) and 3(a)(9) of the Securities Act of 1933 in connection with the issuance of those shares.

The Company issued and sold an aggregate of 84,000 shares of its common stock to employees during the third quarter of fiscal 2002, upon the exercise of options granted under the Company's 1997 stock option plan, at a price of $.47 per share, for an aggregate cash consideration of $39,060. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

During the period from December 6, 1999 through March 31, 2002, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $51.8 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.3 million of net cash used for the expansion of our Internet panel (iii) approximately $11.3 million of net cash for business acquisitions, and (iv) approximately $2.6 million of net cash used in connection with the repayment of short-term and long-term borrowings.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      - Exhibits

        10.1 Separation Agreement by and between Harris Interactive Inc. and David H. Clemm, dated as of March 15, 2002 (filed herewith).

 (b)     - Reports on Form 8-K

          On March 15, 2002, a report on Form 8-K was filed with the SEC announcing the retirement of David Clemm as vice chairman of the Company, effective April 1, 2002, attaching a copy of the related press release.

          On April 24, 2002, a report on Form 8-K was filed with the SEC announcing the Company's earning for the calendar quarter ended March 31, 2002, the participation of certain current and former executives of the Company in 10b5-1 sales plans, and the resignation of David Clemm from the Board of Directors of the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


May 15, 2002             Harris Interactive Inc.

                         By/s/ BRUCE A. NEWMAN
                         ---------------------
                               Bruce A. Newman
                               Chief Financial Officer, Secretary and Treasurer (On Behalf of the Registrant and as Principal
                                Financial and Accounting Officer)