Form 10-K
period 2002-06-30
HARRIS INTERACTIVE INC
filed 2002-09-30
CIK 1094238

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [x]  ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ---------       ----------

                       Commission File Number: 000-27577

                            HARRIS INTERACTIVE INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        16-1538028
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    135 Corporate Woods, Rochester, NY 14623
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (585) 272-8400

          Securities registered pursuant to Section 12(b) of the Act:

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 28, 2002, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $82,121,698.

   As of August 28, 2002, 52,413,732 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in November 2002, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
===============================================================================

                                     PART I


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

   The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive Inc. on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section of this Form 10-K. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission, such as the "Risk Factors" section of our definitive Joint Proxy Statement/Prospectus dated September 25, 2001, should also be reviewed.

Item 1.  Business

   Harris Interactive is a Delaware corporation that was incorporated in 1997. Harris Interactive Inc. and its subsidiaries (also herein referred to as "Harris Interactive", "we", "our", "us", or the "Company" ) is a worldwide market research and consulting firm best known for The Harris Poll(R), and for pioneering the Internet method to conduct scientifically accurate market research. Harris Interactive combines proprietary methodologies and technology with expertise in predictive, custom and strategic research. The Company conducts international research through wholly owned subsidiaries--London- based Total Research Limited, doing business under the brand, HI Europe (www.hieurope.com) and Tokyo-based Harris Interactive Japan K.K. (www.hpol.co.jp)--as well as through its network of local market-and opinion-research firms, and various U.S. offices.

   The Company has its corporate headquarters in Rochester, New York. The Company's fiscal year ends June 30th. Information about the Company's products and services, shareholder information, press releases, and SEC filings can be found on the Company's website at www.harrisinteractive.com. Information on our website (or the websites of our subsidiaries) does not constitute part of this Report on Form 10-K.

Merger with Total Research

   On November 1, 2001 Harris Interactive acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation, a Delaware corporation, located in Princeton, New Jersey. The transaction was completed pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company.

   Harris Interactive and Total Research are complementary market research and polling businesses. We believe that the acquisition is creating increased value for stockholders by providing opportunities for revenue growth and cost savings. In addition, the Merger is expected to offer increased opportunities to:

   o convert Total Research traditional-based clients to the Internet,

   o cross sell to one another's customers,

   o sell customers a larger set of diverse products and services,

   o leverage a larger, combined worldwide network for sales and execution, and

   o jointly pursue future acquisitions.

Overview

   The Company operates as one business segment, and services its clients through six distinct operating groups:

   o Strategic Marketing Solutions/Business and Consumer Research,

   o Health Care, Youth & Public Policy Research,

   o Customer Loyalty Management,

   o HI Europe,

   o Harris Interactive Japan, and

   o Harris Interactive Service Bureau.

The groups conduct:

   o custom research--internet-based and traditional studies conducted on specific issues for specific customers,

   o multi-client research--internet-based studies conducted on issues of general interest and sold to numerous clients, and

   o service bureau research--internet-based research conducted for other research firms.

   Five years ago, we embarked on our mission to develop our Internet panel and the proprietary technology infrastructure to conduct online market research which would meet our clients' needs for fast, comprehensive and accurate information. Accordingly, we made, and will continue to make, significant expenditures to drive the transformation of the market research and polling industry to an Internet-based platform. We now believe that Harris Interactive is the leading Internet-based market research and polling firm in the world, based on the size of our Internet panel, and the amount of revenue we derive from online research.

   The Company operates telephone data collection centers in Rochester, New York, London, England, and Tokyo, Japan. The Rochester call center currently has 240 CATI (Computer Assisted Telephone Interviewing) stations. The London call center has 150 CATI stations and the Tokyo call center has 65 CATI stations. The Company's phone centers conduct interviews utilizing computer programmed questionnaires. The data are immediately uploaded to the Company's central data-processing center, thereby enabling more efficient and effective analysis.

   The Company maintains secure in-house data processing operations that provide rapid data management and analysis. The Company supports many platforms and file types both to exchange data and to provide clients with extensive database design and management capabilities. The Company also provides its clients with sample management services and survey data results using a variety of software applications.

   Harris Interactive and The Harris Poll are U.S. registered trademarks of Harris Interactive Inc. This 10-K also includes other trademarks, trade names and service marks of Harris Interactive and of other parties.

Our Market Opportunity

General Overview

   Business is becoming more complex. Heightened competition, consolidation, globalization of product markets, shortened product life and rapidly changing consumer preferences mark today's business environment. This complexity has escalated the value of accurate and timely information needed to make critical decisions. Business covets data about the preferences, needs, purchase behavior and brand awareness of existing and potential clients. Well managed companies also need to continuously track product performance and competitive position, monitor consumer satisfaction, measure advertising effectiveness and determine price sensitivity.

   Historically, market research has been performed using traditional data collection methodologies: telephone, mail and in-person interviews. However, these methodologies are limited by high data collection costs, small sample sizes and the extensive time required to perform the research. Consequently, executing large research projects has been prohibitively expensive except for organizations with significant resources. The Internet has dramatically changed the market research and polling industry, making it possible for the first time to survey a broad, diverse population at costs and speeds that were previously unattainable.

The Internet and its Impact on the Market Research and Polling Industry

   Since its initial concept in the early 1960's, the Internet has enabled hundreds of millions of people worldwide to gather and share information and conduct business electronically. However, the use of the Internet as a market research and polling tool is still in its early stages, having only been practiced for the last five-to-seven years.

   Harris Interactive first began testing the Internet to conduct market research and polling in 1997. At that time, there were approximately 40 million people, or only about 16% of the population in the United States, who had Internet access. They were not representative of the general population.
Harris Interactive had to perfect data weighting systems to correct for this. As the demographic composition of Internet users has become closer to the overall population and weighting procedures have become more accurate, the Internet has become a viable means to conduct market research--with significant advantages:

   These advantages include:

   o Flexibility--Internet-based market research is conducted on the respondent's schedule--not the telephone researcher's schedule. Online questionnaires may be completed at home, work or anyplace with Internet access. Surveys can be created in multiple languages and administered around the world seven days a week, twenty-four hours a day.

   o Versatility--Motion and still pictures, graphics, advertising copy and other visual materials can be viewed over the Internet, a feature not available with telephone sampling. The images can be combined with sound as well as protected from being stolen, printed, forwarded, copied or saved. Internet-based methodology allows questions and their sequence in surveys to be modified as panelists respond. Mail surveys, in contrast, are limited to the order and content of the printed text of the survey.

   o Speed--In our experience, an average mail survey takes approximately six weeks from design to completion. In contrast, Internet surveys can generally be completed in two to seven days. As voicemail, caller ID, call screening answering machines and a general aversion to telemarketing proliferate, call acceptance rates drop and telephone researchers must call more people to get the same number of completed surveys. Therefore, the speed advantage of the Internet model actually becomes greater as the sample size increases.

   o Value--Internet-based methodology offers significant cost benefits when compared to traditional market research methodologies. Using traditional methodologies, the survey sample size is limited due to the high data collection costs per response. Internet-based market research methods can provide larger and more robust sample sizes for the same cost, or the same sample size can be gathered at a reduced cost.

   o Productivity--Because online panelists can read questions faster than they can listen, more questions can be asked in the same amount of time.

The Harris Interactive Advantage

   Harris Interactive offers a broad suite of Internet-based market research and polling products and services to meet our clients' needs. We possess several key competitive advantages that we believe will enable us to maintain and expand our lead position in Internet-based research. Our key competitive advantages include:

   o Largest Internet Panel. We believe that we have developed the largest Internet panel for conducting market research in the world. As of June 30, 2002, our Internet panel consisted of several million individuals who have voluntarily agreed to participate in our various online research studies. Our large and diverse Internet panel enables us to:

      o conduct a broad range of customer specific or multi-client research studies across a wide set of industries,

      o utilize survey sizes that range from a large representative sample of the overall population to targeted subsets,

      o market new research products and services through co-branded alliances that we historically could not develop, and

      o market our online panel to other research firms through the Harris Interactive Service Bureau, enabling us to penetrate new markets where we do not have relationships or specific expertise.

   o High Value Sub-panels. As our online panel has attained critical mass, we have shifted our focus from increasing its absolute size to acquiring high value sub-panels of participants. This change has enabled us to achieve increases in panel productivity while reducing costs. As part of these changes, in April 2001, we canceled our agreement to buy names in bulk from Excite@Home. We continue to acquire names from a variety of sources to meet specific needs, and are planning to invest significantly over the next several years to expand our databases in the U.K., France, Italy, Germany, Spain, Sweden, Norway, Denmark, Japan and other Asian countries.

   o Proprietary Technology Infrastructure. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. Since the beginning of fiscal 1998 through year end fiscal 2002, we have expended approximately $46.4 million to develop and maintain our technology infrastructure, data analysis techniques, and internal systems and procedures to capitalize on the Internet opportunity within our industry. Key elements of our technology infrastructure include:

      o A high speed customized email system, which enables us to rapidly format, target and deliver over one million email invitations per hour;

      o A sophisticated survey engine, which can support 240,000 custom, five-minute surveys per hour;

      o Software systems with the ability to collect data in foreign languages, including languages that require "double-byte character set" support, such as the Asian languages: Chinese, Japanese, Korean and Vietnamese; in any language supported by Microsoft, including those using Cyrillic, double-byte and left to right fonts;

      o An advanced survey dispatcher system, which monitors, controls and balances all respondent activity across our servers. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions to ensure high quality data collection;

      o A patented customizable multi-language registration and polling system, which allows new and existing panel members to add, delete or update their registration information online, and which recognizes each panelist's language preferences and delivers the survey in that language;

      o Flexible, automated reporting tools which will allow online access to survey information at any time and speed the process of data delivery to clients;

      o A scalable technology infrastructure which can accommodate the expansion of our business cheaply and with no significant modifications to the existing system design; and

      o A proprietary propensity weighting system that corrects for anomalies to the data that occur between the responses from online respondents and offline respondents.

   o A Strong Brand. We believe that The Harris Poll is one of the best known polls operating in the United States today. For over 45 years, The Harris Poll has been recognized for providing trusted information to a broad range of companies, non-profit organizations and governmental agencies. We use a variety of marketing strategies to heighten awareness of and enhance brand recognition of The Harris Poll, Harris Interactive and our Internet-based products and services.

   o Loyal Clients. Our almost fanatical customer satisfaction measurement system and the associated process improvements have allowed us to greatly improve the quality of services that we deliver. Consequently, our client satisfaction scores (over 9.0 out of 10) are in the top in the industry. Strong client satisfaction levels have enabled us to:

      o increase customer loyalty,

      o decrease our cost of sales,

      o respond to changing customer needs, and

      o improve our margins.

Our Products and Services

   Our services are focused upon serving numerous vertical markets, which include, but are not limited to, ecommerce, consumer packaged goods, automotive, financial services, health care, technology and education. By aligning all of our support functions (e.g. sales, marketing, research staff, etc.) on specific vertical markets, we can effectively and efficiently deliver our services, while providing industry expertise and consultative support.

Our three primary sources of revenues are:

      o custom research

      o multi-client research

      o service bureau research

   All multi-client and service bureau research is conducted via the Internet. We deliver custom research by employing both traditional and Internet-based methodologies. Currently, we are aggressively transitioning our custom research and polling products and services to Internet-based research. During fiscal 2002, 41% of our total revenues were derived from Internet-based products, down from 54% in fiscal 2001. The decrease occurred due to the dilutive effect of the traditional business that was acquired from Total Research. During fiscal 2000, 41% of our total revenues were derived from Internet-based products. We continue to dedicate a significant amount of our financial and management resources to developing and marketing additional products and services that use our Internet-based methodologies.

   The following table summarizes our products and services.


Product Type                         Description                                                      Methodology
------------                         -----------                                                      -----------
Custom Research                      Market research and polling conducted on an issue                Traditional and Internet-based
                                     specifically identified by a client.

Multi-Client Research                Studies developed for and sold to a large number of              Internet-based
                                     clients who have a similar interest in a particular
                                     subject area.

Service Bureau Research              Market research and polling conducted for other market           Internet-based
                                     research firms.


Custom Research

   For more than 45 years, we have provided custom research to a broad range of clients, ranging from business-to-business and business-to-consumer companies, to non-profit organizations and governmental agencies. This experience has served as our foundation to build the techniques used to conduct accurate Internet-based custom research. Our long history has also provided us with particular expertise in the following markets:

   o healthcare,

   o pharmaceuticals and medical devices,

   o office equipment and technology,

   o education and public policy,

   o transportation, and

   o public relations.

   We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

   o design meetings--Initial meetings are conducted with the client to clearly define the objectives and reasons for the study which ensures that the data collected by the research will meet the customer's needs. Based on the requirements, we then determine the proper research procedure such as a mail, telephone or Internet survey, focus group meetings or personal interviews; identify the population to be surveyed; and design the survey questionnaire or focus group protocol.

   o data collection--Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, or holding focus group meetings or any combination of the above. Quality procedures assure that surveys are returned and the correct number of interviews are completed.

   o weighting, analysis and reporting--We review the collected data for sufficiency and completeness; weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

   Our proprietary sample design and questionnaire development techniques ensure that complete and accurate information is collected, and that this data will satisfy the specific inquiries of our clients. We have developed in-depth data collection techniques that enhance the integrity and reliability of our sample database. Our survey methodology ensures that responses are derived from the appropriate decision-makers in each category. As a result, we deliver the data that our clients need.

Multi-Client Research

   Multi-client research is sold on a one-time or subscription basis to a large number of customers that have an interest in a particular market segment or research application. Our multi-client products are developed on an independent or co-branded basis and are marketed by us. We collaborate with other parties that have unique experience in a particular subject or market to produce co-branded multi-client products. Agreements for co-branded studies are negotiated on a case-by-case basis, with revenues generally applied to specified categories of expenses and any profits shared accordingly. Co-branded products typically enable our clients to conduct research that they could not conduct without our Internet panel and technology infrastructure. By combining their expertise with our vast database and research capabilities, we are able to develop and market products that benefit both parties.

Service Bureau Research

   The Harris Interactive Service Bureau ("HISB") conducts Internet-based market research for other market research firms and other clients that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such capabilities themselves. In addition to being a strong revenue source, HISB also enables us to penetrate markets or industries where we do not have current relationships or specific expertise. We also believe that HISB reduces the likelihood that those clients will invest significant financial and management resources to develop competitive Internet-based market research capabilities.

   Harris Interactive Service Bureau clients can access our data collection facilities on a long-term, continuous basis or on a project-by-project basis. During fiscal 2002, 90 market research firms used HISB, up from 74 in fiscal 2001 and 37 at the end of fiscal 2000.

Our Clients

   In fiscal 2002, approximately 37.5% of the Company's revenues were derived from Fortune 500 companies. The Company served approximately 737 clients, derived from the following sectors:

                                                                        % FY2002
            Sector                                                      Revenue
            ------                                                      --------
            Health Care/Pharmaceutical                                     24
            Customer Loyalty Management                                    15
            Market Research (HISB)                                          8
            Public Policy                                                   7
            Customer Relationship Management                                6
            Strategic Brands & Consulting                                   6
            Advertising                                                     5
            Automotive & Transportation.                                    4
            Ebusiness                                                       4
            Education                                                       4
            Consumer Packaged Goods                                         3
            Technology                                                      3
            General Markets/Other                                           7


   In fiscal 2002, no single client accounted for more than 10% of the Company's consolidated revenues. For the year ended June 30, 2001, our largest customer comprised 12% of total revenues and no other single customer comprised 10% of total revenue. For the year ended June 30, 2000, revenues from the Company's largest customer comprised 18%.

Our Sales and Marketing Programs

   During fiscal 2002 the Company has invested approximately $3.5 million to implement a broad range of sales and marketing programs, intended to:

   o raise awareness of the Harris Interactive brand,

   o build specific product awareness,

   o generate new sales leads,

   o expand our Internet panel, and

   o support our global network.

   Marketing activities are integrated and may contain elements of public relations, trade show participation, offline advertising and online promotion, as well as direct marketing.

   o Public Relations. We engage in comprehensive media relations and public relations on a full time basis. We regularly create and distribute via national and international news wires, media releases for both our Company and our clients who desire to jointly release data from studies that we have conducted. Last fiscal year, the Company created and distributed over 140 media releases, including the weekly distribution of The Harris Poll. Our public relations team also collaborated with our clients for over 40 joint releases of information. Our public relations team also responded to over 2,000 media inquiries from reporters and editors who wanted to publish our data--coordinating interviews between our researchers and the media. The Harris Interactive name regularly appears in Business Week and Time Magazines, and on CNN as a research provider for Time/CNN surveys. Brand Week and The Wall Street Journal publish our Brand and Reputation research on a regular basis. Public relations has been, and will remain, the main driver behind the rapid increase in the overall awareness of the Harris Interactive brand.

   o Trade Shows. To further our position as a global leader in Internet-based research Harris Interactive has participated and will continue to participate in a large number of industry tradeshows, seminars and expositions. Speakers from the Company are invited all over the world to share their knowledge with many prestigious organizations, including the Congress of the United States.

   o Offline Advertising and Promotion. We use print advertising to promote our brand name and our associated products and services. The weekly, public release of The Harris Poll is one of our most effective offline promotional activities. The Harris Poll has been in existence since 1963 and is one of the best known and longest running public opinion polls in the United States.

   o Online Promotion. The Company has entered into agreements with numerous Internet portals, which allow us to place The Harris Poll or Harris Interactive logo links to our panel registration website. The Company also purchases banner advertising and co-registration opportunities to recruit new members to The Harris Poll Online. Other online promotions are undertaken from time to time to recruit special segments to our panel such as senior citizens, teens, minorities, and Information Technology ("IT") users.

   o Direct Marketing. Direct marketing strategies are becoming increasingly important in generating leads for specific products and services of the Company. Campaigns that incorporate dimensional mail in combination with outbound telemarketing calls conducted by the inside sales force, have yielded the greatest response. These campaigns are scheduled on a rotating basis throughout the year to support all major lines of business and to maximize the productivity of the inside sales force.

Our Competition

   Traditional market research and polling is a mature industry with annual growth rates in the single digits. Consolidation continues to create larger and larger firms, some with billions of dollars in annual revenue. The Internet-based market research and polling industry continues to grow and evolve rapidly, with annual growth rates of more than forty percent. Many organizations created exclusively to enter the Internet-based research race have disappeared or are now greatly diminished. Meanwhile, other firms have stepped in to take their place. We expect that competition will intensify as existing market research firms recognize the potential impact of the Internet to their business.

   Although barriers to entry are high, we believe that many of the larger firms have the potential to spend the millions of dollars necessary to develop and deploy the infrastructure necessary to conduct accurate, Internet-based market research.

   However, we can compete well due to the knowledge of our people and our ability to excel in:

   o proprietary sample design techniques,

   o questionnaire development,

   o in-depth data collection, and

   o the ability to accurately deliver data that represents the desired demographics.

   We also believe that we have additional competitive advantages in the Internet-based market research and polling industry:

   o our ability to project results to the required universe,

   o our large Internet panel, diverse in geographic scope and demographic depth,

   o our scalable proprietary Internet technology platform,

   o our quality, and the depth and breadth of our products and services,

   o our brand recognition and strong reputation, and

   o our value.

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

Our Intellectual Property and Other Proprietary Rights

   Our success in becoming the leader in Internet-based market research was largely driven by our proprietary software technology, research methodology, data weighting and analysis techniques, and the internal processes that we developed to conduct online research. This intellectual property is essential to our continued success, and to protect it, we rely on a combination of patent, copyright, trademark and trade secret laws, plus confidentiality and license agreements. In October 2001, we received a patent for a system to conduct surveys over a network, including the Internet, to multiple respondents in multiple countries in different languages. This system only allows the respondent to participate once. It can also dynamically generate surveys from a database as well as immediately show and compare the results of the surveys. The patent will expire February 2, 2019. We also have two additional patents pending:

   o For ConceptLoc(TM)--a proprietary suite of online security products that protect non-animated graphics interchange format and Joint Photographic Expert Group images, prevent printing of protected images, disable screen print capability, disable save, save as, drag and drop, and copy capabilities and defeat third-party capture applications; and

   o For a system to conduct "build your own" product configuration research over a network.

   Our success and ability to compete substantially depend on our internally developed technologies and trademarks. We have trademark registrations for a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using The Harris Poll name, our brand recognition and business would likely suffer. We would have to make substantial financial commitments to promote and rebuild our brand identity and loyalty with our clients and members of our Internet panel and re- implement our website.

   Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available.

   Under the terms of our acquisition of Louis Harris and Associates, we purchased the HARRIS name including The Harris Poll, for global use except for use in Europe and the European portion of the former Soviet Union (the "Territory"). The prior owner of Louis Harris and Associates sold the HARRIS name for use in the Territory, and those rights are now owned by Taylor Nelson Sofres plc. ("TNS"). In February 2000, we entered into a trade mark license agreement with TNS, which provides us with a non-transferable license to use the names HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE, and HARRIS POLL INTERACTIVE within the Territory. Our use of these trademarks is permitted only with reference to the license and in connection with market research services involving use of the Internet. We may not otherwise use the HARRIS name in the Territory. The agreement prohibits TNS from using HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE and HARRIS POLL INTERACTIVE, or confusingly similar marks within the Territory, and provides that TNS will not contest our use of "HPOL" within the Territory. TNS retains the right to use the HARRIS name within the Territory unless such use indicates a connection with the Internet and is confusingly similar to the marks licensed to us. TNS also retains the right to terminate the license in the event of (i) our insolvency or our breach of the agreement, (ii) the termination of separate agreements between us and TNS relating to our providing TNS with access to our panelist database, and/or (iii) a change of control or sale of substantially all of our business or assets of Harris Interactive in favor of a competitor of TNS; provided however, in the latter two cases we may purchase perpetual rights to the names. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation. The steps taken by us to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us.

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

Financial Information About Geographic Areas

   During fiscal 2002, approximately 21% of our consolidated revenues were derived from our non-U.S. operations in the United Kingdom and Japan. During fiscal 2001 and 2000, there we no revenues generated from non-U.S. operations.

Backlog

   As of June 30, 2002, we had a revenue backlog of approximately $40 million, as compared to a backlog of approximately $27 million at June 30, 2001. It is estimated that substantially all of the backlog as of June 30, 2002 will be recognized during the fiscal year ending June 30, 2003.

Employees

   As of June 30, 2002, we employed a total of 745 persons on a full-time basis, worldwide, 550 of which are employed in the U.S. In addition, we employed 450 part-time and hourly individuals for data gathering and processing activities.

   None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

   The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of September 27, 2002. These individuals have been elected by and are serving at the pleasure of our board of directors:

Name                                      Age         Position
----                                      ---         --------
Gordon S. Black .................          61         Chairman of the Board, Chief Executive Officer

Albert A. Angrisani .............          53         President, Chief Operating Officer

Leonard R. Bayer ................          52         Executive Vice President, Chief Technology
                                                       Officer

Dennis Bhame ....................          54         Executive Vice President, Human Resources

Arthur E. Coles .................          59         Group President, Health Care, Education and
                                                       Public Policy

Peter J. Milla ..................          43         Executive Vice President, Chief Information
                                                       Officer

Ronald Knight ...................          63         Group President, Harris Interactive Service
                                                       Bureau and Chief of Staff

Bruce A. Newman .................          48         Chief Financial Officer, Secretary and Treasurer

Gregory T. Novak ................          40         Group President, Strategic Marketing Solutions
                                                       and Business & Consulting

Theresa A. Flanagan .............          41         President, Customer Loyalty Management

Gareth Davies ...................          44         Managing Director, HI Europe

Minoru Aoo ......................          58         Managing Director, Harris Interactive Japan

   The following is a brief account of the business experience of each of the above executive officers:

   Gordon S. Black has served as Chairman of the Board and Chief Executive Officer of Harris Interactive since he founded Gordon S. Black Corporation in July 1975. From July 1968 to June 1978, Dr. Black was a member of the faculty of the University of Rochester, where he was an Associate Professor with tenure. Dr. Black received a Ph.D. in Political Science from Stanford University and a B.A. degree in Political Science from Washington University.

   Albert A. Angrisani has served as President and Chief Operating Officer, and as a director of Harris Interactive since November 2001. Mr. Angrisani was elected to serve as President and Chief Operating Officer and as a director of Harris Interactive pursuant to the terms of the Agreement and Plan of Merger dated August 5, 2001 between Harris Interactive Inc., Total Research Corporation and Total Merger Sub Inc. From July 1998 to November 2001,
Mr. Angrisani served as President and Chief Executive Officer of Total
Research Corporation and as director of Total Research Corporation from November 1994 to November 2001. Prior to July 1998, Mr. Angrisani acted as a consultant to Total Research Corporation, and from January 1993 to April 1998, Mr. Angrisani served as the President of the Princeton-Potomac Management Company, a consulting and financial services firm. Mr. Angrisani earned an A.P.C. from New York University, an M.B.A. from Fairleigh Dickenson University and a B.A. from Washington & Lee University.

   Leonard R. Bayer has served as Executive Vice President and Chief Technology Officer, and as a director of Harris Interactive, since July 1978. From August 1976 to July 1978, Mr. Bayer worked for Practice Development Corporation where he served as Vice President of Research and Development. From September 1975 to August 1976, Mr. Bayer was a member of the faculty of the University of Rochester School of Medicine where he taught mathematical statistics. Mr. Bayer received an M.A. degree in Statistics, a B.S. degree in Astrophysics and a B.A. degree in Mathematics from the University of Rochester.

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

   Arthur E. Coles has served as our Group President, Health Care, Education and Public Policy, since July 2000. From June 1999 to June 2000, Mr. Coles was our Executive Vice President of Marketing and Business Development. Mr. Coles was President and Chief Executive Officer of our largest subsidiary from June 1997 to June 1999. Prior to joining the Company, Mr. Coles worked for Eastman Kodak Company, where he served as Vice President of Strategic Planning for the Digital Imaging Division. Prior to this, he spent over 30 years at Xerox Corporation in a variety of general management, marketing, and operational roles. Mr. Coles received an M.B.A. from the Rochester Institute of Technology and a B.S. in Mathematics from the State University of New York at Albany.

   Peter J. Milla has served as our Executive Vice President, Chief Information Officer since September 1999. From 1985 until 1999, Mr. Milla was the Senior Vice President and Chief Information Officer at Response Analysis Corporation and following its acquisition, at Roper Starch Worldwide, where he was responsible for all information technology and data processing activities.
From 1983 until 1985, Mr. Milla was on the staff of the National Opinion Research Center (NORC) at the University of Chicago and was responsible for managing the data processing activities on research projects for academic institutions and government agencies. Mr. Milla is currently a member of the Board of Directors of the Council of American Survey Research Organizations (CASRO). He also serves as chair of CASRO's Technology Committee. Mr. Milla holds a B.A. and M.A. from Queens College of the City University of New York.

   Ronald B. Knight has served as Group President, Harris Interactive Service Bureau and Chief of Staff since July 2001. He served as Group President, Business and Consumer Services; Consulting & Brand Management from July 2000 until July 2001. Prior to joining the Company, Mr. Knight was the Chief Operating Officer for The Sutherland Group from September 1998 through July 2000. He is the former Vice President and Chief of Staff of Business Operations for Xerox Corporation's Production Systems Group (PSG) where he worked for 30 years. He served as a Lieutenant in the U.S. Navy and worked as a financial analyst for General Motors prior to joining Xerox Corporation. Mr. Knight holds a B.S. in Business Administration from the University of Rochester, and an M.B.A. from the University of Rhode Island.

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

   Gregory T. Novak has served as Group President, Strategic Marketing Solutions and Business and Consulting since July 2001. He served as Group President, Strategic Marketing Solutions, from July 2000 to July 2001. From June 1999 through June 2000, Mr. Novak was the President of our Internet Division. From August 1996 to June 1999, Mr. Novak was Vice President/General Manager of Lightnin America's, a unit of GSX. Mr. Novak received an M.S. in Management from Purdue University's Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh. Mr. Novak is also a graduate of General Electric's Nuclear Power Engineering Program and Corporate Analyst's Training and Development Program.

   Theresa A. Flanagan has served as President of the Customer Loyalty Management division of Harris Interactive since November 2001. Ms. Flanagan became President of the Customer Loyalty Management division of Total Research Corporation in July 1996. She joined Total Research Corporation in 1983 and served as Senior Vice President from June 1993 to July 1996.

   Gareth Davies has served as Managing Director of HI Europe since November 2001. Mr. Davies became the Managing Director of Total Research Europe in June 1998. In 1989 he joined Business Marketing Services as a Financial Controller and had been its Financial Director prior to its purchase by Total Research Corporation in 1994.

   Minoru Aoo has served as Managing Director of Harris Interactive Japan since February 2000. He has also served as Managing Director of Adams Communications and M&A Create Limited since August 1995. From March 1987 to July 1995, Mr. Aoo worked for Dow Jones and Co. as a Managing Director in the International Marketing Services Department. Mr. Aoo joined Nihon Keizai Shimbun after receiving a Bachelor of Commercial Science from Keio University in Tokyo.

Item 2. Properties

   The Company's headquarters and principal United States operating facility is located at 135 Corporate Woods, Rochester, New York, 14623, under a lease that expires in June 2005. In addition, we lease data collection centers, which includes telephone interviewing and customer relationship management services, in Rochester, New York, London, England, and Tokyo, Japan, and we lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Princeton, New Jersey, Arlington, Virginia, Norwalk, Connecticut, Minneapolis, Minnesota, Claremont, California, London, England and Tokyo, Japan.

   We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Item 3. Legal Proceedings

   In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   Our common stock is traded on the Nasdaq National Market system under the symbol "HPOL". The following quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock.


                                                                   Price Range
                                                                 of Common Stock
                                                                 ---------------
                                                                  High      Low
                                                                 ------   ------
Year ending June 30, 2002:
 Fourth Quarter .............................................    3.9900   3.0700
 Third Quarter ..............................................    4.1000   2.4500
 Second Quarter .............................................    3.1800   1.6500
 First Quarter ..............................................    3.2100   1.6500

Year ending June 30, 2001:
 Fourth Quarter .............................................    3.8000   2.0500
 Third Quarter ..............................................    6.0625   2.6250
 Second Quarter .............................................    4.8750   2.5000
 First Quarter ..............................................    5.3750   3.1250


Holders

   At August 28, 2002, the Company's common stock was held by approximately 5,200 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

   We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.


Changes in Securities and Use of Proceeds

   On December 6, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-87311). Pursuant to this Registration Statement, the Company completed an initial public offering of 6,670,000 shares of its common stock. Net proceeds to the Company from the offering totaled approximately $85.5 million.

   The Company issued and sold an aggregate of 26,434 shares of its common stock to employees during the fourth quarter of fiscal 2002, upon the exercise of options granted under the Company's 1997 stock option plan, at a price ranging from $0.47 per share to $1.26 per share, for an aggregate cash consideration of $17,327. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

   In addition, the Company issued an aggregate of 13,337 shares of its common stock upon the exercise of warrants granted by the Company, at a price of $1.50 each. Each warrant had a net exercise provision under which the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares, based on the fair market value of our stock at the time of the exercise of the warrant, after deducting the aggregate exercise price. All such transactions were conducted using the net exercise provision during the fourth quarter of fiscal 2002. The Company relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuances of those shares.

   On June 30, 2002, the Company issued an aggregate of 32,155 shares of its common stock as the Company's matching contribution for the 401(k) Plan at a price of $3.37, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

   During the period December 6, 1999 through June 30, 2002, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $53.0 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel (iii) approximately
$12.0 million of net cash used for acquisitions and (iv) $2.8 million of net cash used in connection with the repayment of short-term and long-term borrowings.

Item 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K.


                                                                                               Year ended June 30,
                                                                              -----------------------------------------------------
                                                                                2002       2001        2000        1999       1998
                                                                                ----       ----        ----        ----       ----
                                                                              (In thousands, except per share data and sales growth)
Statement of Operations Data:
Revenues from services....................................................    $100,048   $ 60,061    $ 51,289    $ 28,965   $26,290
Cost of services..........................................................      53,470     30,764      28,600      19,086    16,618
                                                                              --------   --------    --------    --------   -------
Gross profit..............................................................      46,578     29,297      22,689       9,879     9,672

Operating expenses:
Internet database development expenses....................................         448      7,422       5,647       4,505     2,753
Sales and marketing expenses..............................................       9,720      8,475       8,665       1,316       957
General and administrative expenses.......................................      46,260     41,115      32,209      13,085     8,855
Restructuring and asset impairment charge.................................       6,222         --          --          --        --
                                                                              --------   --------    --------    --------   -------
Operating loss............................................................     (16,072)   (27,715)    (23,832)     (9,027)   (2,893)
Interest and other income.................................................       1,412      3,721       3,100         206        95
Interest expense..........................................................         (95)       (26)       (160)        (26)     (255)
                                                                              --------   --------    --------    --------   -------
Loss before income tax....................................................     (14,755)   (24,020)    (20,892)     (8,847)   (3,053)
Income tax expense (benefit)..............................................          38         --          50          --    (1,114)
                                                                              --------   --------    --------    --------   -------
Net loss..................................................................     (14,793)   (24,020)    (20,942)     (8,847)   (1,939)
Accrued dividends on preferred stock......................................          --         --        (738)     (1,176)       --
                                                                              --------   --------    --------    --------   -------
Net loss available to holders of common stock.............................    $(14,793)  $(24,020)   $(21,680)   $(10,023)  $(1,939)
                                                                              ========   ========    ========    ========   =======
Loss per share--basic and diluted.........................................    $  (0.32)  $  (0.70)   $  (0.93)   $  (1.01)  $ (0.16)
                                                                              ========   ========    ========    ========   =======
Weighted average shares outstanding--basic................................      46,136     34,239      23,318       9,955    11,903
Weighted average shares outstanding--diluted..............................      46,136     34,239      23,318       9,955    11,903
Selected Operating Data:
Sales Growth..............................................................          67%        17%         77%         10%       13%
Capital Expenditures......................................................       2,841      7,606      12,092       4,372       977

Balance Sheet Data (at end of period):
Cash, cash equivalents and marketable securities..........................      27,857     42,491      72,892         108         4
Working capital (deficit).................................................      27,799     44,634      78,698         552    (2,196)
Total assets..............................................................     135,518     85,221     104,452      14,785     9,798
Long-term debt, excluding current installment.............................         314         --          --          --       400
Mandatory redeemable preferred stock......................................          --         --          --      15,876        --
Total stockholders' equity (deficit)......................................     103,300     71,174      94,350      (8,496)      947

   Our results include the acquisitions of Total Research Corporation (November
2001), Market Research Solutions Limited (August 2001), M&A Create Limited (August 2001) and the custom research division of Yankelovich Partners (February 2001).

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

   We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research products on a periodic subscription basis, typically annually. Harris Interactive Service Bureau performs research for other market research firms on a project-by-project basis in response to requests from those firms.

Critical Accounting Policies and Estimates

   The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgements in 2002 include:

   o Revenue recognition,

   o Provision for uncollectible accounts,

   o Valuation of goodwill and intangible assets and other long-lived assets,

   o Realizability of deferred tax assets, and

   o HI Points loyalty program.

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

   The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. With respect to goodwill, the Company will complete its impairment test on an annual basis.

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

   The Company has implemented a loyalty program whereby points are awarded to survey respondents who register for the Company's online panel, complete online surveys and refer others to join the online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio. The Company estimated the redemption rate of the points based on research from other loyalty and retention programs. An actual redemption rate that differs from this estimated redemption rate may have a material impact on the results of operations of the Company.

Business Combinations

   On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research
Corporation ("Total Research"), a Delaware corporation, headquartered in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Consequently, the acquisition is intended to result in increased value for stockholders. The preliminary results of our first seven months of combined operations lead us to believe that our expectations were correct.

   Upon consummation of the Merger, each outstanding share of Total Research common stock was converted into the right to receive 1.222 shares of Harris Interactive common stock, par value $.001 per share. An aggregate of approximately 16,610,000 shares of common stock, with an estimated fair value of $41.3 million, was issued to the stockholders of Total Research Corporation. The value was determined using the average fair market value of the stock for the range of trading days beginning August 2, 2001 and ending August 8, 2001. Additionally, pursuant to the merger agreement, all outstanding options to purchase shares of Total Research common stock were, upon consummation of the merger, fully vested and converted into an option to purchase 1.222 shares of Harris Interactive common stock. As a result, the former option holders of Total Research received from Harris Interactive options to purchase approximately 2,899,000 shares of Harris Interactive common stock, with an estimated fair value of $3.6 million. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company's financial statements commencing on November 1, 2001.

   The Company recorded approximately $50.3 million in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 141 (See
Note 18 of Notes to Consolidated Financial Statements included in "Item 8-- Financial Statements and Supplementary Data").

   In September, 2001, the Company acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan, in consideration of a combination of cash and shares of Harris Interactive common stock. Additionally, in August, 2001, the Company acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned UK company, headquartered in Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock.

Restructuring and Asset Impairment Charge

   During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6.2 million directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL which resulted in asset write-downs and lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter. As a result of the restructuring, the Company realized approximately $1.1 million in non-cash savings and $1.9 million in cash savings in fiscal 2002. The Company estimates non-cash savings of approximately $2.1 million and cash savings of approximately $5.6 million, in fiscal 2003. The following table summarizes activity with respect to the restructuring and asset impairment charge for the period ended June 30, 2002:


                                                                                                  Asset          Lease
                                                                                  Severance    write-downs    Commitments    Total
                                                                                  ---------    -----------    -----------   -------
                                                                                                    (In thousands)
Net charge fiscal 2002 ........................................................    $ 1,169       $ 2,792        $2,261      $ 6,222
Asset write-downs during 2002 .................................................          0        (2,792)            0       (2,792)
Cash payments during 2002 .....................................................     (1,098)            0          (160)      (1,258)
                                                                                   -------       -------        ------      -------
Remaining reserve at June 30, 2002 ............................................    $    71       $     0        $2,101      $ 2,172
                                                                                   =======       =======        ======      =======


   As of June 30, 2002, all actions have been completed, however cash payments for severance and lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Cash payments on the leases will continue through 2005. Total number of employees included in the charge was 82. All have been terminated as of June 30, 2002 with the balance of severance to be paid in fiscal 2003.

Results of Operations

   The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:


                                                            Year ended June 30,
                                                            -------------------
                                                            2002    2001   2000
                                                            ----    ----   ----
Revenues from services..................................     100%   100%    100
Cost of services........................................      53     51      56
Gross margin............................................      47     49      44
Internet database development expenses..................       1     12      11
Sales and marketing expenses............................      10     14      17
General and administrative expenses.....................      46     69      63
Restructuring charges and asset impairment..............       6     --      --
Operating loss..........................................     (16)   (46)    (47)
Interest and other income, net..........................      (1)    (6)     (6)
Net loss before taxes...................................     (15)   (40)    (41)
Income taxes............................................     (--)    --      --
Net loss................................................     (15)   (40)    (41)


Fiscal 2002 as Compared to Fiscal 2001

   Revenues from services. Revenues increased 67% from $60.1 million in fiscal 2001 to $100.0 million in fiscal 2002. The revenue growth was mainly due to the acquisitions of Total Research in November of fiscal 2002, the Yankelovich custom research group in February of fiscal 2001, Market Research Solutions Limited and M&A Create Limited in August of fiscal 2002. In fiscal 2002, the Company also increased Internet-based revenues to $40.6 million, from $32.6 million in fiscal 2001. Acquiring new Internet-based revenue as well as converting existing, traditional work to the Internet drove this 25% increase.

   Gross margin. Gross margin decreased to 47% in fiscal 2002, from 49% in fiscal 2001. The margins declined mainly because a large majority of the acquired revenue was generated from traditional research.

   Internet database development. Internet database development costs declined $7.0 million, or 95%, to $0.4 million in fiscal 2002 from $7.4 million in fiscal 2001. This decrease was due to a number of factors:

   o the primary building of the U.S. database was completed last year,

   o the price to acquire double opt-in names for database replenishment dropped precipitously this year, and

   o we terminated our panel recruitment agreement with Excite@Home.

   In addition, the prior year expense included costs associated with The Planet Project Global Poll conducted in November 2000.

   Sales and marketing. Sales and marketing expenses were $9.7 million for fiscal 2002, or 10% of revenue, compared with $8.5 million, or 14% of revenue for fiscal 2001. The absolute dollar increase is primarily attributable to an increase in salaries and related expenses resulting from the acquisition of Total Research and an increase in sales commission expense. The improvement as a percentage of revenue is attributable to the Company's continuing efforts to reduce overall costs.

   General and administrative. General and administrative expenses were $46.3 million, or 46% of revenue in fiscal 2002, compared with $41.1 million, or 69% of revenue in fiscal 2001. Similar to sales and marketing expenses, general and administrative expenses have increased in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition of Total Research. The decrease as a percentage of revenue is directly attributable to continuing cost reduction efforts.

   Interest and other income, net. Net interest and other income totaled
$1.3 million for fiscal 2002, compared with $3.7 million for fiscal 2001. The decrease is primarily attributable to a lower average marketable securities balance for fiscal 2002 as compared to the prior year.

Fiscal 2001 as Compared to Fiscal 2000

   Revenues from services. Aggregate revenues increased 17% from $51.3 million in fiscal 2000 to $60.1 million in fiscal 2001. This increase was due primarily to the incremental revenue generated from the Yankelovich custom research group acquired effective February 1, 2001, supplemented by increased usage of our Internet-based market research products and services, which contributed $32.6 million to total revenue in fiscal 2001, a 55% increase over the prior year. Additionally, total revenues were negatively impacted by the economic slowdown that year.

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

   Internet database development. Database development expenses increased 32% to $7.4 million in fiscal 2001 from $5.6 million in fiscal 2000. The increase over fiscal 2000 was primarily due to The Planet Project Global Poll initiative, a four day, worldwide poll conducted in November, across all continents in eight languages. This survey was the largest of its type ever conducted, greatly increased our knowledge and expertise related to global research, and added modestly to the number of cooperative online respondents worldwide.

   Sales and marketing. Sales and marketing expenses decreased slightly to $8.5 million, or 14% of revenue in fiscal 2001 compared to $8.7 million, or 17% of revenue, in the prior year. The decrease is primarily attributable to a reduction in marketing expenses, with a focus on specific products, as well as the Company-wide initiative to reduce overall spending.

   General and administrative. General and administrative expenses increased to $41.1 million, or 69% of revenue in fiscal 2001 from $32.2 million, or 63% of revenue in fiscal 2000. This increase was primarily attributable to increased staffing and occupancy expenses associated with new hires, and higher costs associated with our development of new products, services and technologies for the Internet.

   Interest and other income, net. Net interest and other income totaled $3.7 million in fiscal 2001 as compared to $2.9 million in fiscal 2000. The increase was primarily due to a higher average marketable securities balance during fiscal 2001 as compared to the prior year.

Liquidity and Capital Resources

   In recent years we have financed our operations primarily through the $85.5 million of net proceeds generated from our December 1999 initial public offering. Consequently, cash and cash equivalents and marketable securities were $72.9 million at June 30, 2000, $42.5 million at June 30, 2001, and $27.9 million at June 30, 2002.

   The Company maintains a line of credit with a commercial bank providing borrowings up to $5.0 million in fiscal 2002 and fiscal 2001 at prime. The prime rate in effect at June 30, 2002 was 4.75%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at June 30, 2002 and June 30, 2001. The line of credit is collateralized by the assets of the Company.

   As of June 30, 2002, the Company had short-term and long-term borrowings of $0.8 million and $1.5 million, respectively, limited to operations in the United Kingdom and Japan. Interest rates related to the borrowings range from 1.8% to 3.0% with maturity dates extending to 2006. There are no restrictive covenants associated with these borrowings.

   Net cash used in operating activities was $5.5 million for fiscal 2002, $15.5 million for fiscal 2001 and $22.0 million for fiscal 2000. Net cash used in operating activities in each of these periods was primarily the result of net losses.

   Net cash provided by investing activities was $8.0 million for fiscal 2002 and $2.1 million for fiscal 2001. During fiscal 2002, net proceeds from sales and maturities of marketable securities of $14.6 million were partially offset by the $3.8 million cash outflow for transaction related costs to acquire Total Research in November 2001. During fiscal 2001, net proceeds from sales and maturities of marketable securities of $17.9 million were partially offset by the $8.2 million cash outflow to purchase the custom research division of YankelovichPartners, Inc. in February 2001. Fiscal 2002 and 2001 capital expenditures of $2.8 million and $7.6 million, respectively, primarily supported the development of our Internet infrastructure.

   During fiscal 2000, net cash used in investing activities was $60.9 million. Net cash used in investing activities during fiscal 2000 was attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock, pending the use of these proceeds for working capital, expansion of our Internet panel, and development of new technologies, products, and services. Additionally, capital expenditures associated with our Internet infrastructure development and facilities expansion were $12.1 million.

   Net cash used in financing activities of $1.7 million in fiscal 2002 was primarily related to the paydown of long-term debt and the repurchase of common stock. Net cash provided by financing activities was $0.1 million in fiscal 2001, resulting from issuances of common stock and stock options, offset by the repurchase of common stock. During fiscal 2000 net cash provided by financing activities was $106.7 million. In fiscal 2000, our financing activities primarily consisted of the issuance of common stock in connection with the initial public offering completed in December 1999, with net proceeds of $85.5 million, as well as a private placement of our Class B preferred stock with net proceeds of $19.9 million.

   Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. Management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2003 at levels consistent with fiscal 2002.

   Based on current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

New Accounting Pronouncements

SFAS 144

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

SFAS 146

   In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. This new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

Risk Factors

If the marketplace does not continue to convert to internet-based market research and polling, our growth will be adversely affected.

   The continued success of our business will depend on our ability to continue to develop and market Internet-based products and services that achieve broad market acceptance. Clients must continue to accept the Internet as an attractive replacement for traditional market research methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews.

   Since the beginning of fiscal 1998, we have expended $67.1 million and significant management resources in the development and growth of our Internet-based market research and polling business. We have experienced resistance from some of our clients regarding our Internet-based market research and polling methodologies. These clients have expressed concern that Internet users do not yet accurately reflect their applicable population, and any resulting information will be inherently biased toward the views, experiences and attitudes of an unrepresentative group. If our current and potential clients do not accept our Internet-based methodologies as reliable and unbiased, our revenues may not meet expectations or may decline, and our business, financial condition and results of operations would likely suffer.

We must continue to attract and retain highly-skilled employees.

   Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly-skilled technical, managerial, marketing, sales and client support personnel. Competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. We have experienced in the past, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. Our past difficulties in hiring and retaining highly skilled employees have resulted in additional costs for recruitment, compensation and relocation or the provision of remote access to our facilities. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

We have incurred losses in recent years.

   Since the beginning of fiscal 1998 through year end fiscal 2002, we have expended approximately $67.1 million to develop and maintain our Internet capabilities, comprising of approximately $20.7 million to develop our Internet panel and approximately $46.4 million to develop and maintain our technology infrastructure. Consequently, we incurred net losses of $14.8 million in fiscal 2002, $24.0 million in fiscal 2001 and $20.9 million in fiscal 2000. We base current and future expense levels on our operating plans and our estimates of future revenues. While we were profitable in the fourth quarter of fiscal 2002, if our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not be able to maintain profitability. Even if we are profitable in the future, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Variations in our operating results may cause our stock price to decline.

   Our quarterly operating results have in the past, and may in the future, fluctuate significantly. Our future results of operations may fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline.

   Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

   o a general decline in the demand for market research and polling products and services,

   o seasonal decreases in demand for market research and polling services during the summer and year-end vacation and holiday periods,

   o development of parity or superior products and services by our competitors,

   o technical difficulties that cause general and long-term failure of the Internet, and

   o declines in general economic conditions or the budgets of our clients.

   Factors that are within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

   o our relative mix of Internet-based and traditional market research and polling businesses,

   o technical difficulties that negatively affect our operations,

   o our ability to maintain the proper critical mass and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues,

   o our ability to recruit respondents into our sub-panels, such as our IT Decision Makers, to conduct high-value research for our clients, and

   o development of new, marketable products and services

   The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or any trend in our performance.

If we are unable to maintain adequate size and demographic composition of our Internet panel, or if we are required to spend substantial funds to do so, our business, financial condition and results of operations will suffer.

   Our success is highly dependent on our ability to obtain and retain an adequate number of panelists in our Internet panel and its sub-panels. Our ability to maintain an adequate online panel or increase Internet revenues may be harmed if:

   o a significant number of our current online panelists decide that they are no longer willing to participate in our surveys,

   o we lose a large number of online panelists from over use, and then must rely on a limited number of online panelists for ongoing research, and

   o we are unable to attract an adequate number of replacement panelists and subpanelists.

   If the number of our survey respondents significantly decreases, or the demographic composition of our Internet panel narrows, our ability to provide our clients with accurate and statistically projectable information would likely suffer. This risk is likely to increase as our business expands. For example, our Internet panel is surveyed for our own studies as well as for studies conducted for other market research firms by our Harris Interactive Service Bureau. Our business cannot grow and will suffer if we have an insufficient number of panelists to respond to our surveys, or if our panel becomes unreliable due to reduced size, or because it is not representative of the general population.

   Our online panelists are not obligated to participate in our surveys and polls and there can be no assurance that they will continue to do so.

   We believe our HI Points and HI Stakes programs currently appear to provide adequate incentives to encourage participation in our surveys and to maintain the size of our Internet panel. These programs may lose their effectiveness in the future, resulting in the reduction in size of the panel.

We may not be able to compete successfully.

   The markets for our products and services are highly competitive. Our current competitors also offer Internet-based and traditional market research and polling services. We expect to face future competition from other organizations that develop Internet-related products and services. These companies may, either alone or in alliances with other firms, penetrate the Internet-based market research and polling market.

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

Potential acquisitions of, or investments in, other companies may not be available and/or have a negative impact on our business.

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

   The material risks involved with acquisitions are:

   o the difficulties in the integration and assimilation of the operations, technologies, products and personnel of the acquired business,

   o the diversion of management's attention from other business concerns,

   o the availability of favorable acquisition financing, and

   o the potential loss of key employees and/or customers of any acquired business.

   Acquisitions may require the use of significant amounts of cash, resulting in the inability to use those funds for other business purposes. Acquisitions using our capital stock could result in potentially dilutive issuances of our capital stock, which could adversely affect the market price of our common stock. Amortization of intangible assets would reduce our earnings, which in turn could negatively influence the price of our common stock. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

The loss of the services of one or more of our key personnel could disrupt our operations and result in loss of revenues.

   Our future success depends to a significant extent on the continued services of our key technical and senior management personnel. The loss of the services of any of these persons could seriously harm our business. Although some of our key employees have signed non-competitive agreements, none of our officers, other than Albert A. Angrisani, or key employees is bound by an employment agreement, and our relationships with our officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees other than Gordon S. Black.

We are growing rapidly, and may not be able to effectively manage and support that growth.

   We have grown rapidly and will need to continue to grow in all areas of our operations to execute our business strategy. Managing and sustaining our growth will place significant demands on management as well as on our administrative, operational, technical and financial systems and controls. If we are unable to manage our growth effectively, we may have to divert resources away from the continued growth of our business and the implementation of our business strategy.

If we do not continue to keep pace with rapid technological change and the intense competition of the market research and polling industry, we will not be able to successfully implement our business plan.

   The market research and polling industry is characterized by intense competition, frequent new products and service introductions and evolving methodologies. The continued growth of the Internet amplifies these market characteristics. To succeed, we will need to develop and integrate effectively the various software programs, technologies and methodologies required to enhance and improve our market research product and service offerings and manage our business. Any enhancements or new services or products must meet the requirements of our current and potential clients and achieve significant market acceptance. Our success also will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

Any failure in the performance of our Internet-based technology infrastructure could harm our business and our reputation.

   Any system failure, including network, software or hardware failure, that causes an interruption in our ability to communicate with our Internet panel or in our ability to collect research data could result in reduced revenue, and could impair our reputation. Our systems and operations are vulnerable to damage or interruption from fire, earthquake, flooding, power loss, telecommunications failure, break-ins and similar events. Verio Co-location, a secure, off-site Web hosting facility, currently maintains approximately one-third of our servers at its facility in Rochester, New York. We depend upon them to protect our systems and operations from the events described above.

   We have experienced technical difficulties with downtime of individual components of our computer system in the past and believe that technical difficulties and downtime may continue to occur from time to time in the future. To date, technical difficulties and downtime have had minimal impact on our operations and have usually been corrected within several hours to forty-eight hours. Their impact may be more severe in the future. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for any losses that may occur due to failures in our systems. In addition, our servers and software must be able to accommodate a high volume of traffic. Any increase in demands on our servers beyond that which we currently anticipate, will require us to fund the expansion and modification of our network infrastructure. If we were unable to add additional software and hardware to accommodate increased demand, unanticipated system disruptions and slower data collection would likely result.

   Moreover, our Internet panel members communicate with us using various Internet service providers. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties unrelated to our systems in the future.

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

   Our success and ability to compete substantially depend on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We have trademark registrations for a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using The Harris Poll name, our brand recognition and business would likely suffer. We would have to make substantial financial commitments to promote and rebuild our brand identity and loyalty with our clients and members of our Internet panel and re-implement our website.

   Currently, we have pending trademark applications for a number of our products and services. We also have patent applications currently pending for our CONCEPTLOC encryption system and our system and method for conducting product configuration research over a computer-based network. In addition, we may apply for additional trademarks or patents in the future. Our patent or trademark applications may not be approved, or if approved, our patents or trademarks may be successfully challenged by others or invalidated. If our patent or trademark applications are not approved because third parties own these patents or trademarks, our use of these patents or trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

   We generally enter confidentiality or license agreements with parties with whom we do business, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our technologies. The steps we have taken may not prevent misappropriation of our technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

   We may need to raise additional funds in the future to fund the expansion of our Internet panel and the marketing of our products and services, or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all.
If we raise additional funds by issuing equity securities, current stockholders will experience dilution, which may be significant, to their ownership interest, and such securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required, or is not available on acceptable terms, we may be unable to fund the development and expansion of our business, promote our brand name successfully, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is largely dependent on the continued development and worldwide growth of the Internet. The Internet may not grow, or if it does grow, may be unable to support the demands placed on it by this growth.

   If worldwide Internet usage does not continue to grow, we may be unable to attract International online panelists to our Internet panel or clients for our Internet-based market research and polling products and services. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth or the ability of the Internet infrastructure to adequately support the growth in Internet usage, including:

   o inadequate network infrastructure,

   o security concerns,

   o inconsistent quality of service, and

   o unavailability of cost effective, high speed service.

   Our Internet panel depends on Internet service providers, online service providers and other website operators for access to the Internet and our websites. Many websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure.

   Nua Ltd., of Dublin, Ireland, a company that specializes in measuring global online populations, reported that the total number of worldwide users who had access to the Internet during the month of May 2002 (but did not necessarily log on), was approximately 580 million or about 9.5% of the world population, an increase of almost 26% from one year ago (462 million) and an increase of over 72% from two years ago (336 million). If worldwide Internet usage declines, or grows at a significantly slower rate than projected, our ability to maintain our current Internet panel, expand our global Internet panel and gather research data and information around the world will decrease, which would likely harm our business financial condition and results of operations.

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

   There are currently few laws or regulations that specifically regulate communications on the Internet. However, we expect more stringent laws and regulations to be enacted both in the United States and on a global basis, due to the increasing popularity and worldwide use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third parties. Existing laws and regulations currently address, and new laws and regulations and industry self-regulatory initiatives are likely to address, a variety of issues, including the following:

   o email distribution,

   o user privacy and expression,

   o the rights and safety of children,

   o intellectual property,

   o information security,

   o anti-competitive practices,

   o the convergence of traditional channels with Internet commerce,

   o taxation and pricing, and

   o the characteristics and quality of products and services.

   Those laws that do reference the Internet have limited interpretation by the courts and their applicability and scope are not well defined, particularly on an International basis. Any new laws or regulations relating to the Internet could adversely affect our business.

   Industry standards related to the Internet are still evolving. Moreover, some private entities have proposed their own standards for communications with, and use of information related to, individuals who use the Internet. Internet service providers also have the ability to disrupt our communications with our panel. Although we believe that we maintain the highest standards for the recruitment of members into our database, communications with our panelists and use of information provided by our respondents, some service providers and/or self appointed industry regulators may not agree. As a result, our communications with our panelists may be disrupted from time to time.

Internet security concerns could hinder Internet communications and our ability to obtain sufficient and reliable responses from our online panelists.

   Historically, the capability to securely transmit confidential information has been a significant barrier to communications over the Internet. Internet security concerns could cause some online panelists to reduce their participation levels, provide inaccurate responses or end their membership in our Internet panel. This could harm our credibility with our current clients. If our clients become dissatisfied, they may stop using our products and services. In addition, dissatisfied and lost clients could damage our reputation. A loss of online panelists or a loss of clients would hurt our efforts to generate increased revenues.

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

Liability arising from the use of the personal information of our Internet panel could be costly.

   We could be subject to liability claims by our online panelists for any misuse of personal information. These claims could result in costly litigation. In addition, the Federal Trade Commission and other domestic and international agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

If we are unable to achieve the anticipated global growth of our Internet panel, or if we are unable to overcome other risks associated with global operations, we will be unable to conduct business on a global level.

   Key components of our strategy are extension of our Internet-based market research and polling products and services to clients globally, expansion of our Internet panel to include global online panelists and development of strategic alliances globally. The following risks are inherent in doing business on a global level:

   o export controls relating to encryption technology,

   o more restrictive privacy laws,

   o unexpected changes in regulatory requirements,

   o lower penetration of Internet use globally, which may effect our ability to obtain international panel members,

   o currency exchange fluctuations,

   o problems in collecting accounts receivable and longer collection periods,

   o potentially adverse tax consequences,

   o political instability,

   o Internet access restrictions,

   o terrorist activity against American interests abroad, and

   o ability to attract a critical mass of panel members in key countries and regions.

   We have little or no control over these risks. We have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited our ability to develop our European Internet panel. We have also experienced currency exchange fluctuations, the impact of which has not been material. As we increase our global operations in the future, we may experience some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

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

   The market prices of the securities of Internet-related companies have been especially volatile and these securities may be overvalued. The market price of our common stock is likely to be subject to wide fluctuations. If financial operating results do not improve or improve at a slower rate than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock would decline. In addition, if the market for Internet-related stocks or the stock market in general experiences an additional loss in investor confidence or declines further, the market price of our common stock could fall for reasons unrelated to our business, financial condition and results of operations. Investors might be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Anti-takeover provisions in our charter could delay or prevent an acquisition of the company.

   Our restated certificate of incorporation provides for the division of our board of directors into three classes and provides our board of directors with the power to issue shares of preferred stock without stockholder approval.

   This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire our company. The effect of these provisions of our certificate of incorporation and Delaware law provisions could discourage or prevent third parties from seeking to obtain control of us, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The carrying values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

   We have historically had very low exposure to changes in foreign currency exchange rates. Therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

Item 8. Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements
     Report of Independent Accountants ........................................    30
     Consolidated Balance Sheets at June 30, 2002 and 2001 ....................    31
     Consolidated Statements of Operations for the years ended June 30, 2002,
       2001 and 2000...........................................................    32
     Consolidated Statements of Stockholders' Equity for the years ended June
       30, 2002, 2001 and 2000.................................................    33
     Consolidated Statements of Cash Flows for the years ended June 30, 2002,
       2001 and 2000...........................................................    34
     Notes to Consolidated Financial Statements (including unaudited
       quarterly results of operations)........................................    35
     Index to Financial Statement Schedules
     Schedule II--Valuation and Qualifying Accounts ...........................    54


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Harris Interactive Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. (the "Company") and its subsidiaries at June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", on July 1, 2001.

                         /S/ PricewaterhouseCoopers LLP

                       Rochester, New York
                       July 29, 2002

                            HARRIS INTERACTIVE INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                  June 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                      ASSETS
Current assets:
 Cash and cash equivalents ..............................    $ 10,787   $ 10,585
 Marketable securities ..................................      17,070     31,906
 Accounts receivable, less allowances of $474 and $383,
   respectively..........................................      20,791     12,722
 Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................       4,669      1,888
 Other current assets ...................................       4,808      2,340
                                                             --------   --------
    Total current assets ................................      58,125     59,441
Property, plant and equipment, net ......................       9,703     13,523
Goodwill ................................................      63,428      8,912
Other intangibles, less accumulated amortization of $408
   and $41, respectively.................................       1,042         59
Other assets ............................................       3,221      3,286
                                                             --------   --------
    Total assets ........................................    $135,519   $ 85,221
                                                             ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installment of long-term debt ..................    $  1,193
 Accounts payable .......................................       7,417   $  4,805
 Accrued expenses .......................................      11,081      2,863
 Short-term borrowings ..................................         811
 Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................       9,824      6,379
                                                             --------   --------
    Total current liabilities ...........................      30,326     14,047
Long-term debt, excluding current installment ...........         314
Other long-term liabilities .............................       1,579

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized, no shares issued and outstanding
 Common stock, $.001 par value, 100,000,000 shares
   authorized; 53,020,087 shares issued at June 30, 2002
   and 34,614,503 shares issued at June 30, 2001.........          53         34
 Additional paid-in capital .............................     177,014    128,793
 Unamortized deferred compensation ......................        (147)      (436)
 Accumulated other comprehensive (loss) income ..........        (248)       184
 Accumulated deficit ....................................     (71,402)   (56,609)
 Officer Loan ...........................................        (277)
 Less: Treasury stock at cost, 655,600 shares at June,
   30, 2002 and 232,700 shares at June 30, 2001..........      (1,693)      (792)
                                                             --------   --------
    Total stockholders' equity ..........................     103,300     71,174
                                                             --------   --------
    Total liabilities and stockholders' equity ..........    $135,519   $ 85,221
                                                             ========   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)



                                                                        For the Years Ended June 30,
                                                                  ----------------------------------------
                                                                      2002          2001           2000
                                                                  -----------    -----------   -----------
Revenues from services ........................................   $   100,048    $    60,061   $    51,289
Cost of services ..............................................        53,470         30,764        28,600
                                                                  -----------    -----------   -----------
   Gross profit ...............................................        46,578         29,297        22,689
Operating expenses:
 Internet database development expenses .......................           448          7,422         5,647
 Sales and marketing expenses .................................         9,720          8,475         8,665
 General and administrative expenses ..........................        46,260         41,115        32,209
 Restructuring and asset impairment ...........................         6,222              -             -
                                                                  -----------    -----------   -----------
   Operating loss .............................................       (16,072)       (27,715)      (23,832)
Interest and other income .....................................         1,412          3,721         3,100
Interest expense ..............................................           (95)           (26)         (160)
                                                                  -----------    -----------   -----------
   Loss before income taxes ...................................       (14,755)       (24,020)      (20,892)
Income tax expense ............................................            38              -            50
                                                                  -----------    -----------   -----------
   Net loss ...................................................       (14,793)       (24,020)      (20,942)
Accrued dividends on preferred stock ..........................             -              -          (738)
                                                                  -----------    -----------   -----------
Net loss attributable to holders of common stock ..............   $   (14,793)   $   (24,020)  $   (21,680)
                                                                  ===========    ===========   ===========
Basic and diluted net loss per share ..........................   $     (0.32)   $     (0.70)  $     (0.93)
                                                                  ===========    ===========   ===========
Weighted average shares outstanding--basic and diluted ........    46,136,445     34,239,393    23,317,847
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

                            HARRIS INTERACTIVE INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                               Common Stock                                   Accumulated
                                               Outstanding      Additional    Unamortized        Other
                                             ----------------     Paid-In       Deferred     Comprehensive    Accumulated
                                             Shares    Amount     Capital     Compensation   (Loss) Income      Deficit
                                             ------    ------   ----------    ------------   -------------    -----------
Balance At June 30, 1999 .................   10,871      109        4,813          (650)                        (12,767)
Comprehensive loss:
 Net loss ................................                                                                      (20,942)
 Unrealized losses on
   marketable securities..................                                                       $(127)
 Foreign currency translation ............                                                          (6)
Total comprehensive loss .................
Exercise of options and warrants .........    2,010        2          696
Issuance of common stock under Employee
 Stock Purchase Plan .....................       28                   118
Deferred compensation on stock options
 issued ..................................                          2,431        (2,431)
Amortization of deferred Compensation ....                                        1,006
Conversion to $.001 par value stock ......               (98)          98
Issuance costs incurred on preferred
 stock ...................................                                                                          (56)
Issuance of common stock .................      151                   811
Accrued dividends on preferred stock .....                                                                         (738)
Conversion of Class A Preferred Stock ....   11,790       12       14,688                                         1,688
Conversion of Class B Preferred Stock ....    2,591        2       19,998                                           226
Initial public offering, net of costs ....    6,670        7       85,460
                                             ------     ----     --------       -------          -----         --------

Balance At June 30, 2000 .................   34,111       34      129,113        (2,075)          (133)         (32,589)
Comprehensive loss:
 Net loss ................................                                                                      (24,020)
 Unrealized gains on
   marketable securities..................                                                         357
 Foreign currency translation ............                                                         (40)
Total comprehensive loss .................
Exercise of options and warrants .........      291                   318
Issuance of common stock under Employee
 Stock Purchase Plan .....................      145                   385
Deferred compensation related to
 cancelled stock options .................                         (1,218)        1,218
Amortization of deferred compensation ....                                          421
Repurchase of common stock ...............
Issuance of common stock .................       67                   195
                                             ------     ----     --------       -------          -----         --------

Balance At June 30, 2001 .................   34,614       34      128,793          (436)           184          (56,609)
Comprehensive loss:
 Net loss ................................                                                                      (14,793)
 Unrealized gains on
   marketable securities..................                                                        (176)
 Foreign currency translation ............                                                        (256)
Total comprehensive loss .................
Exercise of options and warrants .........      466        1          731
Issuance of common stock under Employee
 Stock Purchase Plan .....................      347                   281
Amortization of deferred compensation ....                                          289
Repurchase of common stock ...............
Issuance of common stock under 401(k)
 plan ....................................      120                   328
Issuance of common stock for acquisitions    17,533       18       47,104
Paydown of officer loan ..................      (60)                 (223)
                                             ------     ----     --------       -------          -----         --------
Balance At June 30, 2002 .................   53,020     $ 53     $177,014       $  (147)         $(248)        $(71,402)
                                             ======     ====     ========       =======          =====         ========


                                                                      Total
                                                                   Stockholders'
                                             Treasury    Officer       Equity
                                               Stock      Loan       (Deficit)
                                             --------    -------   -------------
Balance At June 30, 1999 .................                              (8,495)
Comprehensive loss:
 Net loss ................................                             (20,942)
 Unrealized losses on
   marketable securities..................                                (127)
 Foreign currency translation ............                                  (6)
                                                                      --------
Total comprehensive loss .................                             (21,075)
                                                                   -------------
Exercise of options and warrants .........                                 698
Issuance of common stock under Employee
 Stock Purchase Plan .....................                                 118
Deferred compensation on stock options
 issued ..................................
Amortization of deferred Compensation ....                               1,006
Conversion to $.001 par value stock ......
Issuance costs incurred on preferred
 stock ...................................                                 (56)
Issuance of common stock .................                                 811
Accrued dividends on preferred stock .....                                (738)
Conversion of Class A Preferred Stock ....                              16,388
Conversion of Class B Preferred Stock ....                              20,226
Initial public offering, net of costs ....                              85,467
                                              -------     -----       --------

Balance At June 30, 2000 .................                              94,350
Comprehensive loss:
 Net loss ................................                             (24,020)
 Unrealized gains on
   marketable securities..................                                 357
 Foreign currency translation ............                                 (40)
                                                                      --------
Total comprehensive loss .................                             (23,703)
                                                                      --------
Exercise of options and warrants .........                                 318
Issuance of common stock under Employee
 Stock Purchase Plan .....................                                 385
Deferred compensation related to
 cancelled stock options .................
Amortization of deferred compensation ....                                 421
Repurchase of common stock ...............    $  (792)                    (792)
Issuance of common stock .................                                 195
                                              -------     -----       --------

Balance At June 30, 2001 .................       (792)                  71,174
Comprehensive loss:
 Net loss ................................                             (14,793)
 Unrealized gains on
   marketable securities..................                                (176)
 Foreign currency translation ............                                (256)
                                                                      --------
Total comprehensive loss .................                             (15,226)
                                                                      --------
Exercise of options and warrants .........                                 732
Issuance of common stock under Employee
 Stock Purchase Plan .....................                                 281
Amortization of deferred compensation ....                                 289
Repurchase of common stock ...............       (901)                    (901)
Issuance of common stock under 401(k)
 plan ....................................                                 328
Issuance of common stock for acquisitions                 $(500)        46,622
Paydown of officer loan ..................                  223
                                              -------     -----       --------
Balance At June 30, 2002 .................    $(1,693)    $(277)      $103,300
                                              =======     =====       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                   For the Years Ended June 30,
                                                 -------------------------------
                                                   2002        2001       2000
                                                 --------    --------   --------
Cash flows from operating activities:
 Net loss....................................    $(14,793)   $(24,020)  $(20,942)
 Adjustments to reconcile net loss to net
   cash used in operating activities--
   Depreciation and amortization.............       6,534       6,441      3,584
   Restructuring and asset impairment charge.       6,222
   Less: Cash outflows related to
   restructuring and asset
    impairment charge........................      (1,104)
   Amortization of deferred compensation.....         289         421      1,006
   Amortization of premium and discount on
   marketable
    securities...............................          54        (493)      (269)
   Loss on disposal of assets................                     152
   Decrease (increase) in--
    Accounts receivable......................       3,138      (2,666)    (4,067)
    Costs and estimated earnings in excess of
   billings on
      uncompleted contracts..................         425       1,892     (2,074)
    Other current assets.....................        (379)        492     (1,918)
    Other assets                                      681      (1,668)      (316)
    (Decrease) increase in--
     Accounts payable........................      (1,975)        562      2,400
     Accrued expenses........................      (4,817)        (95)     1,158
     Billings in excess of costs and
   estimated earnings on
       uncompleted contracts.................        (971)      3,478       (569)
     Other long-term liabilities.............       1,168
                                                 --------    --------   --------
       Net cash used in operating activities.      (5,528)    (15,504)   (22,007)
                                                 --------    --------   --------

Cash flows from investing activities:
 Cash paid in connection with acquisitions,
   net of cash acquired......................      (3,751)     (8,207)
 Purchase of marketable securities...........     (36,603)    (41,838)   (73,860)
 Proceeds from sales and maturities of
   marketable securities.....................      51,208      59,742     25,042
 Capital expenditures........................      (2,841)     (7,606)   (12,092)
                                                 --------    --------   --------
       Net cash provided by (used in)
   investing activities......................       8,013       2,091    (60,910)
                                                 --------    --------   --------

Cash flows from financing activities:
 Principal payments under long-term debt.....      (2,327)
 Decrease in short-term borrowings...........        (137)                  (291)
 Net proceeds from initial public offering of
   common stock..............................                             85,467
 Net proceeds from issuance of preferred
   stock.....................................                             19,944
 Repurchase of common stock..................        (901)       (792)
 Issuance of common stock and exercise of
   stock options.............................       1,662         898      1,627
                                                 --------    --------   --------
       Net cash (used in) provided by
   financing activities......................      (1,703)        106    106,747
                                                 --------    --------   --------
Effect of exchange rate changes on cash and
   cash equivalents..........................        (580)        (40)        (6)
Net increase (decrease) in cash and cash
   equivalents...............................         202     (13,347)    23,824
Cash and cash equivalents at beginning of
   year......................................      10,585      23,932        108
                                                 --------    --------   --------
Cash and cash equivalents at end of year.....    $ 10,787    $ 10,585   $ 23,932
                                                 ========    ========   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

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

 Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid investments with a remaining maturity of three months or less at date of purchase.

 Marketable Securities

   Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of June 30, 2002 and 2001. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

 Property, Plant and Equipment

   Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the estimated useful life of the assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company assesses all long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Goodwill and Other Intangibles

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."SFAS No.141 requires all business combinations initiated after June 30,2001, to be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. Effective January 1, 2002, SFAS No. 142 eliminates the requirement to amortize goodwill and instead requires periodic testing of goodwill for impairment. If goodwill is impaired, it will be written down to its estimated fair value. The impact of adoption of SFAS No. 142 did not result in an adjustment to recorded goodwill. Goodwill amortization expense was $330 in fiscal 2001 and $103 in fiscal 2000. See also footnotes 17 and 19.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies--(Continued)

 Computer Software Developed or Obtained for Internal Use

   During the year ended June 30, 2000, the Company adopted the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. Such amounts are included in other assets in the balance sheet and amounted to $1,628 and $1,460 at June 30, 2002 and 2001, respectively. Amortization expense related to these costs amounted to $913 and $678 for fiscal years 2002 and 2001, respectively. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

 Internet Database Development Expenses

   The Company will continue to develop the database of e-mail addresses and use these addresses to conduct marketing research, polling and surveys on behalf of its customers. The costs to acquire these addresses and other external database development costs approximated $488, $7,422, and $5,647 in fiscal 2002, 2001, and 2000, respectively. Such costs have been classified as Internet database development expenses in the consolidated statements of operations and are expensed as incurred.

 Concentration of Credit Risk

   Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable as well as costs and estimated earnings in excess of billings on uncompleted contracts.

   Credit losses are provided for in the financial statements and have been within management's expectations.

   In fiscal 2002, no single customer accounted for more than 10% of the Company's consolidated revenues. For the year ended June 30, 2001, our largest customer comprised 12% of total revenues and no other single customer comprised 10% of total revenue. For the year ended June 30, 2000, revenues from the Company's largest customer comprised 18%.

 Income Taxes

   The Company and its U.S. subsidiaries file a consolidated federal income tax return. The Company files separate state income tax returns in certain states and combined income tax returns in other states.

   The Company follows the asset and liability approach to account for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has not provided any domestic income taxes applicable to the unremitted earnings of its foreign subsidiaries as these amounts are considered to be indefinitely reinvested outside the U.S.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies--(Continued)

 Foreign Currency

   For the Company's subsidiaries outside of the United States, the local currency is the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of the subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive(loss)income in the accompanying consolidated balance sheet.

 Advertising Expenses

   Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Such expenses amounted to $1,275, $1,653 and $3,133, for the years ended June 30, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

 SFAS 144

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

 SFAS 146

   In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. This new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No.
146. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

 Reclassifications

   It is the Company's policy to reclassify amounts in prior years' financial statements to conform to the current year's presentation.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies--(Continued)

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair Value of Financial Instruments

   Cash and accounts receivable are valued at their carrying or redemption amounts, which are reasonable estimates of their fair value. The fair value of all other instruments approximates cost.

 Loss Per Share

   Basic loss per share amounts are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. Options to purchase 6,543,458, 3,858,484 and 4,059,400 shares of common stock at weighted average per share prices of $2.67, $3.38 and $3.52, for the years ended June 30, 2002, 2001 and 2000, respectively, were outstanding during the years presented but were not included in the computation of net loss per share on a diluted basis because the effect would have been anti-dilutive.

3. Business Combinations

   On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Consequently, the acquisition is intended to result in increased value for stockholders. The preliminary results of our first seven months of combined operations lead us to believe that our expectations were correct.

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

   The Company recorded approximately $50,281 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See
Note 19).

                            HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

3. Business Combinations--(Continued)

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


                                                                 Twelve months ended
                                                                        June 30,
                                                                 -------------------
                                                                   2002       2001
                                                                 --------   --------
    Revenue .................................................    $114,139   $113,845
    Net income (loss) .......................................     (22,755)   (21,992)
    Loss per share--basic ...................................    $  (0.43)  $  (0.43)
    Loss per share--diluted .................................    $  (0.43)  $  (0.43)

   In September, 2001, the Company acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan, in consideration of a combination of cash and shares of Harris Interactive common stock. Additionally, in August, 2001, the Company acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned UK company, headquartered in Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock.

   Supplemental cash flow information and non-cash investing and financing activities are as follows:


                                                                     As of June 30, 2002
                                                                     -------------------
        Acquisitions--Market Research Solutions Limited
          and M&A Create Limited:
           Fair value of assets acquired .........................         $ 4,500
           Liabilities assumed ...................................           6,568
           Stock issued ..........................................           2,256

        Acquisition--Total Research Corporation:
           Fair value of assets acquired .........................         $13,443
           Liabilities assumed ...................................          16,925
           Stock issued ..........................................          41,259
           Fair value of stock options issued ....................           3,609


4. Restructuring and Asset Impairment Charge

   During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL which resulted in asset write-downs and lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter. The following table summarizes activity with respect to the restructuring charges for the period ended June 30, 2002:

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

4. Restructuring and Asset Impairment Charge--(Continued)


                                                                  Severance    Asset write-downs   Lease Commitments     Total
                                                                  ---------    -----------------   -----------------    -------
    Net charge fiscal 2002 ....................................    $ 1,169          $ 2,792              $2,261         $ 6,222
      Asset write-downs during 2002............................          0           (2,792)                  0          (2,792)
      Cash payments during 2002................................     (1,098)               0                (160)         (1,258)
                                                                   -------          -------              ------         -------
    Remaining reserve at June 30, 2002 ........................    $    71          $     0              $2,101         $ 2,172
                                                                   =======          =======              ======         =======


   As of June 30, 2002, all actions have been completed, however cash payments for severance and lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Cash payments on the leases will continue through 2005. Total number of employees included in the charge was 82. All have been terminated as of June 30, 2002 with the balance of severance to be paid in fiscal 2003.

5. Marketable Securities

   At June 30, 2002 and 2001, marketable securities consisted of the following:

                                                                                           2002                    2001
                                                                                   --------------------    --------------------
                                                                                    Cost     Fair Value     Cost     Fair Value
                                                                                  -------    ----------   -------    ----------
    Type of issue:
      Available-for-sale securities--
       Commercial paper .......................................................   $ 4,127     $ 4,127     $ 5,000     $ 5,000
       Corporate bonds ........................................................     7,878       7,924      16,507      16,627
       Government securities ..................................................     5,012       5,019      10,169      10,279
                                                                                  -------     -------     -------     -------
        Total available-for-sale securities....................................   $17,017     $17,070     $31,676     $31,906
                                                                                  =======     =======     =======     =======


   Gross unrealized gains and losses on available-for-sale securities at June 30, 2002 were $53 and $3, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2001 were $232 and $2, respectively. The cost and fair value of available-for-sale securities at June 30, 2002 and 2001, by contractual maturity, are shown below:


                                                                                           2002                    2001
                                                                                   --------------------    --------------------
                                                                                    Cost     Fair Value     Cost     Fair Value
                                                                                  -------    ----------   -------    ----------
    Maturity date:
      Due in one year or less..................................................   $15,507     $15,560     $22,676     $22,768
      Due after one year through three years ..................................     1,510       1,510       9,000       9,138
                                                                                  -------     -------     -------     -------
        Total available-for-sale securities....................................   $17,017     $17,070     $31,676     $31,906
                                                                                  =======     =======     =======     =======


   There were no material gains or losses from sales of available-for-sale securities during the years ended June 30, 2002 and 2001.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

6. Contracts In Progress

   Accumulated costs and estimated earnings and billings on contracts in progress at June 30 was as follows:


                                                                   2002       2001
                                                                 --------   --------
    Accumulated costs and estimated earnings ................    $ 16,687   $ 17,399
    Billings ................................................     (21,842)   (21,890)
                                                                 --------   --------
                                                                 $ (5,155)  $ (4,491)
                                                                 ========   ========


   Contracts in progress are included in the accompanying balance sheets under the following captions:


                                                                    2002       2001
                                                                   -------   -------
    Costs and estimated earnings in excess of billings on
      uncompleted contracts....................................    $ 4,669   $ 1,888
    Billings in excess of costs and estimated earnings on
      uncompleted contracts....................................     (9,824)   (6,379)
                                                                   -------   -------
                                                                   $(5,155)  $(4,491)
                                                                   =======   =======


7. Property, Plant and Equipment

   Property, plant and equipment consists of the following:


                                                                      June 30,
                                                                 -------------------
                                                                   2002       2001
                                                                 --------   --------
    Furniture and fixtures ..................................    $  4,691   $  5,178
    Equipment ...............................................      17,679     18,332
    Leasehold improvements ..................................       3,173      3,802
                                                                 --------   --------
                                                                   25,543     27,312
      Accumulated depreciation...............................     (15,840)   (13,789)
                                                                 --------   --------
                                                                 $  9,703   $ 13,523
                                                                 ========   ========


   Depreciation expense amounted to $5,334, $5,433 and $3,481 in fiscal years 2002, 2001 and 2000, respectively.

   The Company has several noncancelable operating leases for office space and office equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2002 are as follows:


        Years Ending June 30:
        ---------------------
        2003 ..................................................................   $5,340
        2004 ..................................................................    5,126
        2005 ..................................................................    4,514
        2006 ..................................................................    1,524
        2007 ..................................................................      496
        2008 and beyond .......................................................      386


   Total rental expense for operating leases in 2002, 2001 and 2000 was $5,922, $5,121 and $2,749, respectively.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

8. Business Segment and Geographical Information

   The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the U.S., United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements. Geographic information for the years ended June 30, 2002, 2001 and 2000 are as follows:


                                                                                 US       United Kingdom     Japan
                                                                               Market         Market        Market
                                                                              Research       Research      Research     Total
                                                                              --------    --------------   --------    --------
    Year ended June 30, 2002:
    Revenues ..............................................................    $78,488       $16,418        $5,142     $100,048
    Long-lived assets .....................................................     64,277         9,056         3,188       76,521

    Year ended June 30, 2001:
    Revenues ..............................................................    $60,061       $     0        $    0       60,061
    Long-lived assets .....................................................     25,804             0             0       25,804

    Year ended June 30, 2000:
    Revenues ..............................................................    $51,289       $     0        $    0       51,289
    Long-lived assets .....................................................     14,960             0             0       14,960


9. Accrued Expenses

   Accrued expenses consisted of the following at June 30:


                                                                     2002      2001
                                                                    -------   ------
    Payroll and withholding expenses ...........................    $ 1,022   $  791
    Accrued benefits ...........................................      1,055      210
    Bonuses ....................................................      2,003      373
    Accrued software ...........................................         --      709
    Accrued restructuring ......................................      1,053       --
    Accrued HI Points ..........................................        930       --
    Vacation accrual ...........................................        688       --
    Other ......................................................      4,330      780
                                                                    -------   ------
                                                                    $11,081   $2,863
                                                                    =======   ======

   Other consists of accrued expenses individually less than 5% of total current liabilities.

10. Line of Credit

   The Company maintains a line of credit with a commercial bank providing borrowings up to $5,000 in fiscal 2002 and fiscal 2001 at prime. The prime rate in effect at June 30, 2002 was 4.75%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at June 30, 2002 and June 30, 2001. The line of credit is collateralized by the assets of the Company.

   As of June 30, 2002, the Company had short-term and long-term borrowings of $0.8 million and $1.5 million, respectively, limited to operations in the United Kingdom and Japan. Interest rates related to the borrowings range from 1.8% to 3.0% with maturity dates extending to 2006. There are no restrictive covenants associated with these borrowings.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

11. Income Taxes

   The provision for income taxes consists of:


                                                                                                           2002   2001    2000
                                                                                                           ----   ----    -----
    Current:
      Federal..........................................................................................    $ --    $--    $ 256
      State............................................................................................      --     50
      Foreign..........................................................................................      38     --       --
                                                                                                           ----    ---    -----
                                                                                                           $ 38    $--    $ 306
    Deferred:
      Federal..........................................................................................    $ --    $--    $(256)
      State............................................................................................      --     --       --
      Foreign..........................................................................................      --     --       --
                                                                                                           ----    ---    -----
                                                                                                           $ --    $--    $(256)
                                                                                                           ----    ---    -----
                                                                                                             38     --       50
                                                                                                           ====    ===    =====

   The U.S. and foreign components of loss before income taxes are as follows:


                                                                                                  2002       2001        2000
                                                                                                --------   --------    --------
    U.S.....................................................................................    $(12,528)  $(23,839)   $(20,892)
    Foreign.................................................................................      (2,227)      (181)         --
                                                                                                --------   --------    --------
                                                                                                $(14,755)  $(24,020)   $(20,892)
                                                                                                ========   ========    ========

   Deferred tax assets (liabilities) at June 30 consist of the following:


                                                                   2002       2001
                                                                 --------   --------
    Net operating loss carryforwards ........................    $ 30,121   $ 21,011
    Internet database development expenses ..................       1,837      3,227
    Stock option compensation ...............................         521        723
    Restructuring Charges ...................................         357         --
    Tax credit carryforwards ................................          97        107
    Property, plant and equipment ...........................          85         86
    Other ...................................................         945        174
                                                                 --------   --------
    Gross deferred tax assets ...............................      33,963     25,328
    Valuation allowance .....................................     (32,966)   (24,592)
                                                                 --------   --------
                                                                      997        736
    Goodwill ................................................        (261)        --
                                                                 --------   --------
    Net deferred tax assets .................................    $    736   $    736
                                                                 ========   ========

   As of June 30, 2002, the Company has Federal and New York State net operating loss carryforwards of approximately $75,406 and $73,331, respectively, that will begin to expire in 2019. A change in ownership could create a limitation on the amount of income that can be offset by net operating loss carryforwards and credits.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

11. Income Taxes--(Continued)

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:


                                                                                                    2002       2001      2000
                                                                                                   -------   -------    -------
    Benefit at Federal statutory rate..........................................................    $(5,017)  $(8,167)   $(7,104)
    State income tax benefit, net of Federal income tax........................................       (938)   (1,162)    (1,388)
    Stock option deductions....................................................................       (202)     (211)    (2,832)
    Foreign losses.............................................................................       (778)       62         --
    Merger related expenses....................................................................     (1,426)       --         --
    Increase in valuation allowance............................................................      8,374     9,588     11,488
    Other non-deductible items.................................................................         25      (110)      (114)
                                                                                                   -------   -------    -------
                                                                                                   $    38   $    --    $    50
                                                                                                   =======   =======    =======


12. Stockholders' Equity

 Common Stock

   In fiscal 2000, the Company amended the Certificate of Incorporation to increase the number of authorized common stock to 100,000,000 shares. At June 30, 2002 the Company had no outstanding Warrants. At June 30, 2001, the Company had outstanding Warrants to purchase 67,659 shares of common stock at $1.50 per share.

 Employee Stock Purchase Plan

   The Company registered 500,000 shares of common stock in March 2000 for issuance under the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP provides employees with an opportunity to purchase the Company's common stock through payroll deductions. Under the ESPP, the Company's employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85 percent of the fair value at either the beginning or the end of each offering period. During fiscal years 2002, 2001 and 2000, employees purchased 104,507, 145,143 and 28,672 shares of common stock, respectively.

 Treasury Stock

   In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". As of June 30, 2002, the Company had repurchased 655,600 shares of common stock, at a cost of $1,693 under such program.

13. Net Loss Per Share

   Basic and diluted net loss per share are computed based on the weighted average number of common shares outstanding during the period. In arriving at the net loss attributable to holders of common stock, preferred stock dividends of $738 were added in fiscal 2000. Upon conversion of the preferred stock in conjunction with the initial public offering, all rights to accrued and unpaid dividends were terminated. All potentially dilutive securities (see Notes 12 and 14) were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

13. Net Loss Per Share--(Continued)

   The following table sets forth the computation of basic and diluted net loss per share:


                                                                                          2002           2001          2000
                                                                                       -----------   -----------    -----------
    Numerator:
      Net loss.....................................................................    $   (14,793)  $   (24,020)   $   (20,942)
      Accrued dividends on preferred stock.........................................             --            --           (738)
                                                                                       -----------   -----------    -----------
    Net loss attributable to holders of common stock...............................    $   (14,793)  $   (24,020)   $   (21,680)
                                                                                       ===========   ===========    ===========
    Denominator for basic and diluted loss per share--weighted average shares......     46,136,445    34,239,393     23,317,847
                                                                                       ===========   ===========    ===========
    Basic and diluted net loss per share...........................................    $     (0.32)  $     (0.70)   $     (0.93)
                                                                                       ===========   ===========    ===========


14. Employee Stock Option Plan

   The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to purchase its common stock, generally at fair value as of the date of grant. Options generally vest over a period up to 4 years and expire after 10 years from the date of grant.

   The Company has registered 3,250,000 shares of common stock for issuance under the 1999 long-term incentive plan. There were 923,194 shares available for future grant at June 30, 2002.

   During fiscal 2000, 617,000 were granted to employees at an amount that was less than the fair value of the common stock as of the grant date. Accordingly, the Company recorded $2,431 in unamortized deferred compensation in fiscal 2000 for such options which vest over 3 to 4 years. Compensation expense is being amortized over the vesting period and unamortized deferred compensation has been recorded as a reduction in stockholders' equity. No such options were granted in fiscal 2002 or 2001. During fiscal 2002, 2001 and 2000, compensation expense recognized in the consolidated statements of operations amounted to $289, $421 and $1006, respectively.

   Stock option activity is as follows:


                                                        Number of   Weighted Average
                                                         Shares      Price Per Share
                                                        ---------   ----------------
    Outstanding at June 30, 1999 ...................    3,777,200         $ .48
      Granted.......................................    2,288,600          5.88
      Canceled......................................      126,200          2.93
      Exercised.....................................    1,880,200           .34
                                                        ---------

    Outstanding at June 30, 2000 ...................    4,059,400          3.52
      Granted.......................................      653,250          4.25
      Canceled......................................      600,130          6.21
      Exercised.....................................      254,036          1.25
                                                        ---------

    Outstanding at June 30, 2001 ...................    3,858,484          3.38
     Assumed in acquisition ........................    2,898,706          2.03
      Granted.......................................      877,000          2.10
      Canceled......................................      367,194          6.51
      Exercised.....................................      723,538          1.15
                                                        ---------

    Outstanding at June 30, 2002 ...................    6,543,458          2.67
                                                        =========

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

14. Employee Stock Option Plan--(Continued)

   Options exercisable as of June 30, 2002, 2001 and 2000 amounted to 5,209,755, 2,456,572 and 2,173,408 respectively. The weighted average exercise price of the exercisable options at June 30, 2002, 2001 and 2000 was $2.40, $2.50 and $0.80, respectively.

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

                                                                                            Basic Net Loss     Diluted Net Loss
                                                                         Net Loss             Per Share           Per Share
                                                                       Available to          Available to        Available to
                                                                          Holders              Holders             Holders
                                                                      of Common Stock      of Common Stock     of Common Stock
                                                                    -------------------    ----------------    ----------------
                                                                      As         Pro         As        Pro       As        Pro
                                                                   Reported     Forma     Reported    Forma   Reported    Forma
                                                                   --------    --------   --------    -----   --------    -----
    2002 .......................................................   $(14,793)   $(18,443)    $(.32)    $(.40)    $(.32)    $(.40)
    2001 .......................................................    (24,020)    (25,282)     (.70)     (.74)     (.70)     (.74)
    2000 .......................................................    (21,680)    (22,224)     (.93)     (.95)     (.93)     (.95)


   For purposes of this disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding in 2002, 2001 and 2000.


                                                                                                            2002   2001    2000
                                                                                                            ----   ----    ----
    Risk-free interest rate.............................................................................    3.01%  4.31%   6.28%
    Weighted average expected life (years)..............................................................       3      3       3


   For option grants made subsequent to the initial public offering, volatility factors of 81%, 110% and 137% were used for fiscal 2002, 2001 and 2000, respectively.

   The weighted average grant date fair value of options granted in 2002, 2001 and 2000 is summarized below:


                                                                             2002                2001                2000
                                                                       ----------------    ----------------    ----------------
                                                                           Weighted            Weighted            Weighted
                                                                           Average             Average             Average
                                                                       ----------------    ----------------    ----------------
                                                                       Fair    Exercise    Fair    Exercise    Fair    Exercise
                                                                      Value     Price     Value     Price     Value     Price
                                                                      -----    --------   -----    --------   -----    --------
    Options whose exercise price equaled the grant date
      fair value...................................................   $2.37     $4.37     $3.95     $5.80     $3.33     $6.16
    Options whose exercise price was less than the grant date
      fair value...................................................   $4.18     $3.46     $6.57     $4.92     $4.36     $4.65

                            HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

14. Employee Stock Option Plan--(Continued)

   The following represents additional information about stock options outstanding at June 30, 2002:


                                       Options Outstanding                                                Options Exercisable
------------------------------------------------------------------------------------------------    -------------------------------
                                                                  Weighted
                                                                   Average           Weighted                          Weighted
                  Range of                                        Remaining           Average                          Average
               Exercise Prices                    Number      Contractual Life    Exercise Price      Number      Exercisable Price
                  Per Share                     Outstanding        (Years)          (Per Share)     Exercisable      (Per Share)
--------------------------------------------    -----------   ----------------    --------------    -----------   -----------------
$  .18 - $  .47.............................     1,246,010            5               $  .45         1,246,010          $  .45
  1.26 -   3.70.............................     4,228,908            7                 2.32         3,338,539            2.28
  3.75 -   7.06.............................       750,540            8                 4.70           428,623            4.87
 11.00 -  14.00.............................       318,000            8                11.26           196,583           11.32


15. 1997 Stock Program

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

   Transactions under the 1997 Stock Program are as follows:


                                                                         2000
                                                                  ------------------
                                                                    Number
                                                                  of Shares   Amount
                                                                  ---------   ------
    Shares purchased or retired ..............................         --        --
    Shares issued ............................................     75,880      $281


   There were no transactions under the 1997 Stock Program for the years ended June 30, 2002 and June 30, 2001.

16. 401(k) Plan

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

   Participants may contribute 1% to 18% of compensation. Employer matching contributions are discretionary, and include matching contributions and profit sharing contributions. Matching contribution expense incurred by the Company during 2002, 2001 and 2000 was $634, $344 and $137, respectively.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

17. Acquired Intangible Assets Subject to Amortization


                                                            As of June 30, 2002
                                                       -----------------------------
                                                       Gross Carrying    Accumulated
                                                           Amount       Amortization
                                                       --------------   ------------
    Amortized intangible assets
      Contract based intangibles...................        $1,450           $408
                                                           ------           ----
       Total.......................................        $1,450           $408
                                                           ======           ====

    Aggregate amortization expense:
      For the three months ended June 30, 2002.....        $   78
                                                           ------
      For the twelve months ended June 30, 2002....        $  241

    Estimated amortization expense:
      For the year ended June 30, 2003.............        $  312
                                                           ------
      For the year ended June 30, 2004.............        $  312
                                                           ------
      For the year ended June 30, 2005.............        $  312
                                                           ------
      For the year ended June 30, 2006.............        $  106
                                                           ------


18. Goodwill and other intangibles

    Balance as of July 1, 2001 ...........................................   $ 8,913
    Acquisitions of Market Research Solutions Limited and M&A Create
      Limited during the quarter ended September 30, 2001.................   $ 5,276
                                                                             -------
    Balance as of September 30, 2001 .....................................   $14,189
                                                                             =======
    Acquisition of Total Research during the quarter
      Ended December 31, 2001.............................................   $50,281
                                                                             =======
    Balance as of June 30, 2002 ..........................................   $64,470
                                                                             =======


19. Goodwill and Other Intangible Asset - Adoption of FAS 142


                                                                                                   Twelve months ended June 30,
                                                                                                   ----------------------------
                                                                                                    2002       2001      2000
                                                                                                   -------   -------    -------
    Reported net loss..........................................................................    $14,793   $24,020    $21,680
    Add back goodwill amortization.............................................................                  331        103
    Adjusted net loss..........................................................................    $14,793   $23,689    $21,577

    Basic and diluted net loss per share:
    Reported net loss..........................................................................    $  0.32   $  0.70    $  0.93
    Add back goodwill amortization.............................................................         --      0.01       0.00
    Adjusted basic and diluted net loss........................................................    $  0.32   $  0.69    $  0.93


   The Company completed its transitional impairment test in accordance with FAS 142 as of December 31, 2001, with no impairment identified. The Company completed its annual impairment test in accordance with FAS 142 as of June 30, 2002, with no impairment identified.

                             HARRIS INTERACTIVE INC.

                    Years Ended June 30, 2002, 2001 and 2000
               (In thousands, except share and per share amounts)

20. Supplemental Cash Flow Information

 Supplemental Disclosure of Cash Flow Information

   Cash paid (received) during the year for:


                                                                  2002   2001    2000
                                                                  ----   ----    ----
    Interest...................................................   $95     $26    $160
                                                                  ---     ---    ----
    Taxes......................................................   $41     $ -    $ 50
                                                                  ---     ---    ----

 Non-Cash Financing Activity

   Upon completion of the initial public offering during fiscal 2000, all outstanding shares of preferred stock were converted into 14,381,445 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired.

22. Unaudited Quarterly Results of Operations

   The following table presents unaudited consolidated quarterly statement of operations data for the years ended June 30, 2001 and 2002. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.


                                                                    Three Months Ended
                       ------------------------------------------------------------------------------------------------------------
                      September 30,    December 31,   March 31,    June 30,   September 30,    December 31,    March 31,   June 30,
                           2000            2000          2001        2001          2001            2001          2002        2002
                      -------------    ------------   ---------    --------   -------------    ------------    ---------   --------
                                                          (In thousands, except per share data)
Revenues from
  services.........      $12,053         $14,532       $15,826     $17,650       $17,134         $ 24,804       $28,323     $29,787
Cost of services ..        6,301           6,939         8,444       9,080         9,188           14,405        14,536      15,341
                         -------         -------       -------     -------       -------         --------       -------     -------
Gross Profit ......        5,752           7,593         7,382       8,570         7,946           10,399        13,787      14,446

Operating
  expenses:
 Internet database
  development
  Expenses.........        2,517           2,617         1,633         655            48               84           136         180
 Sales and
  marketing
  expenses.........        1,913           2,071         2,443       2,048         1,599            2,742         3,023       2,344
 General and
  administrative
   Expenses........       10,086           9,748        10,045      11,236        10,039           12,248        12,069      11,916
 Restructuring and
  asset impairment.           --              --            --          --            --            6,222*           --          --
                         -------         -------       -------     -------       -------         --------       -------     -------

Operating (loss)
  income...........       (8,764)         (6,843)       (6,739)     (5,369)       (3,740)         (10,897)       (1,441)          6
Interest and other
  income...........        1,144           1,051           860         878           529              406           246         230
Interest expense ..           (6)           (174)          (42)        (16)          (19)             (25)          (21)        (29)
                         -------         -------       -------     -------       -------         --------       -------     -------
(Loss) income
  before income
  taxes............       (7,626)         (5,966)       (5,921)     (4,507)       (3,230)         (10,516)       (1,216)        207
Income tax expense            --              --            --          --            --               --            --          38
                         -------         -------       -------     -------       -------         --------       -------     -------

Net (loss) income..      $(7,626)        $(5,966)      $(5,921)    $(4,507)      $(3,230)        $(10,516)      $(1,216)    $   169
                         =======         =======       =======     =======       =======         ========       =======     =======

Basic and diluted
  net (loss) income
  Per share........      $ (0.22)        $ (0.17)      $ (0.17)    $ (0.13)      $ (0.09)        $  (0.23)      $ (0.02)    $  0.00
                         =======         =======       =======     =======       =======         ========       =======     =======

---------------
* During the quarter ended December 31, 2002, the Company recorded a restructuring and asset impairment charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. See further discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 8 "Financial Statements and Supplementary Data", Footnote 8 of the "Notes to Consolidated Financial Statements."

 Our results include the acquisitions of Total Research Corporation (November
 2001), Market Research Solutions Limited (August 2001), M&A Create Limited (August 2001) and the custom research division of Yankelovich Partners (February 2001).

                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in November 2002 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to our executive officers, see the section captioned "Executive Officers of Harris Interactive" at the end of Part I of this report. The information required by
Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

   The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Compensation Committee Report on Executive Compensation", "Compensation of Executive Officers and Directors and Other Matters" and "Comparison of
31 Month Cumulative Total Return" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Financial Statements

   The following financial statements are filed as a part of this Report under "Item 8--Financial Statements and Supplementary Data":

     Report of Independent Accountants ........................................    30

     Consolidated Balance Sheets at June 30, 2002 and 2001 ....................    31

     Consolidated Statements of Operations for the years ended
     June 30, 2002, 2001 and 2000 .............................................    32

     Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 2002, 2001 and 2000 .................................    33

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2002, 2001 and 2000 .............................................    34

     Notes to Consolidated Financial Statements (including unaudited
     quarterly results of operations) .........................................    35

Financial Statement Schedules

   The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II--Valuation and Qualifying Accounts for the three fiscal years ended
June 30, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Reports on Form 8-K

   On April 25, 2002, a report on Form 8-K was filed with the SEC announcing the Company's earnings for the calendar quarter ended March 31, 2002, the participation of certain current and former executives of the Company in 10b5-1 Sales plans, and the resignation of David Clemm from the Board of Directors of the Company.

Exhibits

Exhibit
Number    Exhibit Title
------    -------------
 2.1      Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc., Total Merger Sub Inc., and Total
          Research Corporation (Incorporated by reference to Harris Interactive's Current Report on Form 8-K filed August 14, 2001, listed as Exhibit 99.1).

 3.1      Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Form 10-K filed September 27,
          2000 and incorporated herein by reference).

 3.2      By laws of the Company (filed as Exhibit 3.2 to Form 10-K filed August 31, 2002 and incorporated herein by reference).

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

Exhibit
Number    Exhibit Title
------    -------------
10.5.3    Confidentiality and Non-Competition Agreement dated September 1, 1999 between the Company and Leonard R. Bayer (filed as
          Exhibit 10.5.3 to the Company's Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311)
          and incorporated herein by reference).

10.6.1    Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company's
          Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated
          February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to Form 10-K filed August 31, 2001 and incorporated herein by reference).

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

10.8      Revolving CreditFacility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18,
          1999 (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1/A filed October 26, 1999 (Registration
          No. 333-87311) and incorporated herein by reference).

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

Exhibit
Number    Exhibit Title
------    -------------
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

10.21     Consulting Agreement between the Company and James R. Riedman dated April 25, 2001 (filed as Exhibit 10.21 to Form 10-K filed August 31, 2002 and incorporated herein by reference).

10.22     Separation Agreement by and between Harris Interactive Inc. and David H. Clemm, dated as of March 15, 2002 (filed as
          Exhibit 10.1 to Form 10-Q filed May 15, 2002 and incorporated herein by reference).

10.23     Employment Agreement by and between Harris Interactive Inc. and Albert A. Angrisani, dated as of August 5, 2001 (filed as
          Exhibit 10.23 to Form S-4 filed September 6, 2001 and incorporated herein by reference).

10.24     Letter Agreement of Albert A. Angrisani, dated August 5, 2001 (filed as Exhibit 10.24 to Form S-4 filed September 6, 2001 and incorporated herein by reference).

10.25     Change of Control Agreement by and between Harris Interactive Inc. and Bruce A. Newman, dated as of June 28, 2002 (filed herewith).

10.26     Amendment No. 1 to the Employment Agreement by and between Harris Interactive Inc. and Albert A. Angrisani, dated as of
          June 28, 2002 (filed herewith).

10.27     Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed herewith).

21.       List of Subsidiaries (filed herewith).

23.1      Consent of Independent Accountants (filed herewith).

23.2      Report of Independent Accountants on Financial Statemen Schedule (filed herewith).

24.       Power of Attorney (included on page 61 of this Report).

                                  Schedule II
                       Valuation and Qualifying Accounts
                                 (In thousands)



                                                                                Balance at     Additions    Deductions     Balance
                                                                                 beginning    charged to      amounts       at end
                                                                                 of period     earnings     written off   of period
                                                                                ----------    ----------    -----------   ---------
Year ended June 30, 2000
 Deducted in the consolidated balance sheet:
   Trade accounts receivable, allowance for
    doubtful accounts .......................................................     $     0       $    74        $  0        $    74
                                                                                  =======       =======        ====        =======
   Deferred tax valuation  allowance.........................................       3,516        11,488           0         15,004
                                                                                  =======       =======        ====        =======
Year ended June 30, 2001
 Deducted in the consolidated balance sheet:
   Trade accounts receivable, allowance for
    doubtful  accounts ......................................................          74           309           0            383
                                                                                  =======       =======        ====        =======
   Deferred tax valuation allowance..........................................      15,004         9,588           0         24,592
                                                                                  =======       =======        ====        =======
Year ended June 30, 2002
 Deducted in the consolidated balance sheet:
   Trade accounts receivable, allowance for
    doubtful accounts .......................................................         383           364         273            474
                                                                                  =======       =======        ====        =======
 Deferred tax valuation allowance ...........................................      24,592         8,374           0         32,966
                                                                                  =======       =======        ====        =======

                                   SIGNATURES


   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September 2002.


                                   HARRIS INTERACTIVE INC.

                                   By: /s/ BRUCE A. NEWMAN
                                       ---------------------------------------
                                           Bruce A. Newman
                                       Title: Chief Financial Officer,
                                              Secretary, and Treasurer

                               POWER OF ATTORNEY


   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Bruce A. Newman and Gordon S. Black, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange
Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      Name                                            Capacity                            Date
                      ----                                            --------                            ----
              /s/ Gordon S. Black                  Chairman and Chief Executive Officer                  September 30, 2002
 -----------------------------------------------   (Principal Executive Officer)
                Gordon S. Black


              /s/ Bruce A. Newman                  Chief Financial Officer, Secretary, and               September 30, 2002
 -----------------------------------------------   Treasurer (Principal Financial and Accounting
                Bruce A. Newman                    Officer)


            /s/ Albert A. Angrisani                President, Chief Operating Officer, and               September 30, 2002
 -----------------------------------------------   Director
              Albert A. Angrisani


              /s/ Leonard R. Bayer                 Director                                              September 30, 2002
 -----------------------------------------------
                Leonard R. Bayer


              /s/ Thomas D. Berman                 Director                                              September 30, 2002
 -----------------------------------------------
                Thomas D. Berman


              /s/ James R. Riedman                 Director                                              September 30, 2002
 -----------------------------------------------
                James R. Riedman


             /s/ Benjamin D. Addoms                Director                                              September 30, 2002
 -----------------------------------------------
               Benjamin D. Addoms


               /s/ David Brodsky                   Director                                              September 30, 2002
 -----------------------------------------------
                 David Brodsky


             /s/ Howard L. Shecter                 Director                                              September 30, 2002
 -----------------------------------------------
               Howard L. Shecter

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                            HARRIS INTERACTIVE INC.


I, Gordon S. Black, Chairman and Chief Executive Officer of Harris Interactive Inc., certify that:

   1. I have reviewed this annual report on Form 10-K of Harris Interactive
      Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                   Date: September 30, 2002

                                   /s/ GORDON S. BLACK
                                   -------------------------------------------
                                   Gordon S. Black,
                                   Chairman and Chief Executive Officer


I, Bruce A. Newman, Chief Financial Officer, Secretary, and Treasurer of Harris Interactive Inc., certify that:

   4. I have reviewed this annual report on Form 10-K of Harris Interactive
      Inc.;

   5. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   6. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                   Date: September 30, 2002

                                   /s/ BRUCE A. NEWMAN
                                   -------------------------------------------
                                   Bruce A. Newman,
                                   Chief Financial Officer, Secretary, and
                                   Treasurer