Form 10-Q
period 2002-09-30
HARRIS INTERACTIVE INC
filed 2002-11-14
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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
      (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                    135 CORPORATE WOODS, ROCHESTER, NY 14623
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (585) 272-8400

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 2002, 52,505,689 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                            HARRIS INTERACTIVE INC.
                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002



                                     INDEX

                                                                         Page
                                                                         ----
Part I: Financial Information

   Item 1: Financial Statements (Unaudited)

   Consolidated Balance Sheets at September 30, 2002 and June 30, 2002     1

   Consolidated Statements of Operations for the three months ended
   September 30, 2002 and 2001                                             2

   Consolidated Statements of Cash Flows for the three months ended
   September 30, 2002 and 2001                                             3

   Notes to Unaudited Consolidated Financial Statements                    4

   Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               9

   Item 3: Quantitative and Qualitative Disclosures About Market Risk     12

   Item 4: Controls and Procedures                                        12

Part II: Other Information

   Item 1: Legal proceedings                                              13

   Item 2: Changes in Securities and Use of Proceeds                      13

   Item 3: Defaults Upon Senior Securities                                13

   Item 4: Submission of Matters to a Vote of Security Holders            13

   Item 5: Other Information                                              13

   Item 6: Exhibits and Reports on Form 8-K                               13

Signatures                                                                14

                            HARRIS INTERACTIVE INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                 September 30,       June 30,
                                                                                     2002              2002
                                                                                 -------------       ---------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                       $   9,958         $  10,787
   Marketable securities                                                              15,570            17,070
   Accounts receivable, less allowances of $408 and $474, respectively                21,061            20,791
   Costs and estimated earnings in excess of  billings on  uncompleted
      contracts                                                                        5,377             4,669
   Other current assets                                                                5,280             4,808
                                                                                   ---------         ---------
              Total current assets                                                    57,246            58,125

   Property, plant and equipment, net                                                  9,291             9,703
   Goodwill                                                                           63,428            63,428
   Other intangibles, less accumulated amortization of $486 and $408,
      respectively                                                                       964             1,042
   Other assets                                                                        3,305             3,221
                                                                                   ---------         ---------
              Total assets                                                         $ 134,234         $ 135,519
                                                                                   =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installment of long-term debt                                           $     185         $   1,193
   Accounts payable                                                                    7,387             7,417
   Accrued expenses                                                                    9,937            11,081
   Short-term borrowings                                                               1,475               811
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                            9,360             9,824
                                                                                   ---------         ---------
              Total current liabilities                                               28,344            30,326

Long-term debt, excluding current installment                                            244               314
Other long-term liabilities                                                            1,371             1,579

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
   Common stock, $.001 par value, 100,000,000 shares authorized; 53,161,289 shares issued at September 30,
      2002 and 53,020,087 shares issued at June 30, 2002                                  53                53
   Additional paid in capital                                                        177,159           177,014
   Unamortized deferred compensation                                                    (124)             (147)
   Accumulated other comprehensive loss                                                 (455)             (248)
   Accumulated deficit                                                               (70,388)          (71,402)
   Officer loan                                                                         (277)             (277)


   Less: treasury stock at cost, 655,600 shares at
      September 30, 2002 and June 30, 2002, respectively                              (1,693)           (1,693)
                                                                                   ---------         ---------
              Total stockholders' equity                                             104,275           103,300
                                                                                   ---------         ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 134,234         $ 135,519
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

                            HARRIS INTERACTIVE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            Three Months Ended
                                                               September 30,
                                                     ---------------------------------
                                                         2002                 2001
                                                     ------------         ------------
Revenues from services                               $     30,329         $     17,134
Cost of services                                           16,552                9,188
                                                     ------------         ------------
      Gross profit                                         13,777                7,946

Operating expenses:
  Sales and marketing expenses                              1,909                1,599
  General and administrative expenses                      11,003               10,087
                                                     ------------         ------------
      Operating income (loss)                                 865               (3,740)

Interest and other income                                     168                  529
Interest expense                                              (19)                 (19)
                                                     ------------         ------------
      Income (loss before income taxes)                     1,014               (3,230)
                                                     ------------         ------------
Income tax expense                                           --                   --
                                                     ------------         ------------
      Net income (loss)                                     1,014               (3,230)
                                                     ============         ============
Basic net income (loss) per share                    $       0.02         $      (0.09)
                                                     ============         ============
Diluted net income (loss) per share                  $       0.02         $      (0.09)
                                                     ============         ============
Weighted average shares outstanding - basic            52,399,007           34,543,527
                                                     ============         ============
Weighted average shares outstanding - diluted          54,108,920           34,543,527
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

                            HARRIS INTERACTIVE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                           FOR THE THREE MONTHS ENDED


                                                                                         September 30,
                                                                                   -------------------------
                                                                                     2002             2001
                                                                                   --------         --------
Cash flows from operating activities:
   Net profit (loss)                                                               $  1,014         $ (3,230)
   Adjustments to reconcile net profit (loss) to net cash
      used in operating activities -
         Depreciation and amortization                                                1,328            1,794
         Cash outflows related to restructuring and asset impairment charge            (293)
         Amortization of deferred compensation                                           23               72
         Amortization of premium and discount on marketable securities                   52              (31)
         (Increase) decrease in -
            Accounts receivable                                                        (210)           3,081
            Cost and estimated earnings in excess of billings on
               uncompleted contracts                                                   (677)             325
            Other current assets                                                       (451)             369
            Other assets                                                                (94)            (330)
            (Decrease) increase in -
               Accounts payable                                                         (77)          (1,579)
               Accrued expenses                                                      (1,210)            (202)
               Other long-term liabilities                                               85
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                                (479)          (1,140)
                                                                                   --------         --------
                  Net cash used in operating activities                                (989)            (871)
                                                                                   --------         --------
Cash flows from investing activities:
   Cash paid in connection with acquisitions, net of cash acquired                                      (811)
   Purchase of marketable securities                                                 (5,318)          (7,130)
   Proceeds from maturities and sales of marketable securities                        6,747           14,408
   Capital expenditures                                                                (801)            (497)
                                                                                   --------         --------
                  Net cash provided by investing activities                             628            5,970
                                                                                   --------         --------
Cash flows from financing activities:
   Proceeds from the issuance of common stock and exercise of stock options             146              190
   Principal payments on long-term debt                                              (1,070)          (1,478)
   Increase in short-term borrowings                                                    663              576
   Repurchase of treasury stock                                                        --               (901)
                                                                                   --------         --------
                  Net cash used in financing activities                                (261)          (2,765)

Effect of exchange rate change on cash and cash equivalents                            (207)             (34)
                                                                                   --------         --------
Net (decrease) increase in cash and cash equivalents                                   (829)           2,300
Cash and cash equivalents at beginning of period                                     10,787           10,585
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $  9,958         $ 12,885
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

                            HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1. BASIS OF PRESENTATION

Harris Interactive Inc. (the "Company" or "Harris Interactive") is a global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll
(R), the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2002 has been prepared from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission on September 30, 2002.

2. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share ("EPS") for the quarter ended September 30, 2002. During periods of losses from continuing operations, all potentially dilutive securities are excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Options to purchase 2,025,600 shares of common stock at a weighted average price per share of $5.18 were outstanding at September 30, 2003 but were not included in the computation of net income per share on a diluted basis because the effect would have been anti-dilutive.


-------------------------------------------------------------------------------------------------
                                                                                 Quarter ended
                                                                               September 30, 2002
-------------------------------------------------------------------------------------------------
Weighted average of outstanding common shares for basic EPS                        52,399,007
-------------------------------------------------------------------------------------------------
Diluted effect of outstanding stock options                                         1,709,913
-------------------------------------------------------------------------------------------------
Shares for diluted EPS                                                             54,108,920
-------------------------------------------------------------------------------------------------

3. COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:

                                                         Three months ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                   -------------   -------------
                                                         2002            2001
                                                   -------------   -------------

Net income (loss)                                     $ 1,014         $(3,230)

Foreign currency translation adjustments                 (187)            (34)
Unrealized (loss) gain on marketable securities           (20)              4
                                                      -------         -------
Total comprehensive income (loss)                     $   807         $(3,260)
                                                      =======         =======

                            HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. RECENT ACCOUNTING PRONOUNCEMENTS

                             SFAS 145 and SFAS 146

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company has adopted SFAS No. 145. There was no material impact.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146, as applicable, beginning in the second quarter of this fiscal year.

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

The Company recorded approximately $50,281 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Note 9).

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



                                         Three months ended
                                            September 30,
                                     --------------------------
                                        2002            2001
                                     ----------     -----------
Revenue                              $   30,329     $    29,856
Net income (loss)                         1,014         (10,043)
Income(loss) per share - basic       $     0.02     $    ( 0.20)
Income(loss) per share - diluted     $     0.02     $    ( 0.20)


In September 2001, the Company acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan, in consideration of cash and shares of Harris Interactive common stock. Additionally, in August 2001, the Company acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned U.K. company, headquartered in Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock.

Supplemental cash flow information and non-cash investing and financing activities are as follows:


                                                      As of September 30, 2002
Acquisitions - Market Research Solutions Limited
and M&A Create Limited:
     Fair value of assets acquired                            $  4,500
     Liabilities assumed                                         6,568
     Stock issued                                                2,256
Acquisition - Total Research Corporation:
     Fair value of assets acquired                            $ 13,443
     Liabilities assumed                                        16,925
     Stock issued                                               41,259
     Fair value of stock options issued                          3,609


6. RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002. The following table summarizes activity with respect to the restructuring charges for the period ended September 30, 2002:


                                                               Asset write-      Lease
                                                   Severance      downs       Commitments     Total
                                                   ---------   ------------   -----------     -----
  Net charge fiscal 2002                            $ 1,169      $ 2,792        $ 2,261      $ 6,222
     Asset write-offs during fiscal 2002                  0       (2,792)             0       (2,792)
     Cash payments during fiscal 2002                (1,098)           0           (160)      (1,258)
                                                    -------      -------        -------      -------
  Remaining reserve at June 30, 2002                     71            0          2,101        2,172
                                                    -------      -------        -------      -------
     Cash payments during fiscal 2003                   (71)           0           (222)        (293)
                                                    -------      -------        -------      -------
  Remaining reserve at September 30, 2002           $     0      $     0        $ 1,879      $ 1,879
                                                    =======      =======        =======      =======

As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. Total number of employees included in the charge and ultimately terminated was 82.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. GEOGRAPHIC INFORMATION

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the U.S., United Kingdom and Japan. Non-US market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements. Geographic information for the three months ended September 30, 2002, 2001 and 2000 are as follows:


                                               US      United Kingdom   Japan
                                              Market       Market       Market
                                             Research     Research     Research      Total
                                             --------  --------------  ---------    -------
Three months ended September 30, 2002:
Revenues..................................   $22,796       $ 6,081      $ 1,452     $30,329
Long-lived assets.........................    63,732         9,223        3,165      76,120

Three months ended September 30, 2001:
Revenues..................................   $14,332                     $2,802     $17,134
Long-lived assets.........................    24,883                      5,874      30,757

Three months ended September 30, 2000:
Revenues..................................   $12,053                                $12,053
Long-lived assets.........................    17,719                                 17,719

8. ACQUIRED INTANGIBLE ASSESTS SUBJECT TO AMORTIZATION


                                                       As of September 30, 2002
                                                   --------------------------------
                                                   Gross carrying      Accumulated
                                                       Amount          Amortization
                                                   --------------      ------------
Amortized intangible assets
         Contract-based intangibles                    $1,450             $  486
                                                       ------             ------
           Total                                       $1,450             $  486
                                                       ======             ======

Aggregate amortization expense:
  For the three months ended September 30, 2002        $   78
                                                       ------
Estimated amortization expense:
  For the year ending June 30, 2003                    $  312
                                                       ------
  For the year ending June 30, 2004                    $  312
                                                       ------
  For the year ending June 30, 2005                    $  312
                                                       ------
  For the year ending June 30, 2006                    $  106
                                                       ------

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and other intangibles with indefinite lives for the period ended September 30, 2002 are as follows:

Balance as of July 1, 2001                                                                     $      8,913
Acquisitions of Market Research Solutions Limited and M&A Create Limited
during the quarter ended September 30, 2001                                                    $      5,276
                                                                                               ------------
Balance as of September 30, 2001                                                               $     14,189
                                                                                               ============
Acquisition of Total Research during the quarter ended December 31, 2001                       $     49,239
                                                                                               ============
Balance as of June 30, 2002 and September 30, 2002                                             $     63,428
                                                                                               ============

10. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS 142

                                                                                Three months ended
                                                                                   September 30,
                                                                             ----------------------
                                                                                2002         2001
                                                                             ---------    ---------
Reported net income (loss)                                                   $   1,014    $  (3,230)
Add back goodwill amortization
Adjusted net income (loss)                                                   $   1,014    $  (3,230)

Basic and diluted net loss per share:
Reported net income (loss)                                                   $    0.02    $   (0.09)
Add back goodwill amortization
Adjusted basic and diluted net loss per share                                $    0.02    $   (0.09)

The Company adopted FAS 142 as of July 1, 2001. The Company completed its annual impairment test in accordance with FAS 141 as of June 30, 2002, with no impairment identified.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON THE INFORMATION AVAILABLE TO HARRIS INTERACTIVE ON THE DATE HEREOF, AND HARRIS INTERACTIVE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS HARRIS INTERACTIVE FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS OUR 10-K FILED SEPTEMBER 30, 2002 FOR THE FISCAL YEAR ENDED JUNE 30, 2002 WITH THE SECURITIES AND EXCHANGE COMMISSION SHOULD BE REVIEWED.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgements in fiscal 2003 include:

o Revenue recognition,
o Provision for uncollectible accounts,
o Valuation of goodwill and intangible assets and other long-lived assets,
o Realizability of deferred tax assets, and
o HIpoints(TM) loyalty program.

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

Revenues under fixed fee arrangements are recognized on a percentage of completion method based on the ratio of costs incurred to total estimated costs. These revenues include amounts billed to our clients to cover subcontractor costs and other direct expenses. Provisions for estimated contract losses, if any, is made in the period such losses are determined. Subscription revenues are recognized upon delivery of the research product. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of operations of the Company. We consider all of the revenues from a project to be Internet-based whenever 50% or more of the surveys used in the completed project were completed by online panelists over the Internet.

The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances may be required.

The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets is determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. With respect to goodwill, the Company will complete its two-step impairment test on an annual basis.

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

The Company has implemented a loyalty program (HIpointsTM) whereby points are awarded to market survey respondents who register for the Company's online panel, complete online surveys and refer others to join the online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio. The Company estimated the redemption rate of the points based on research from other loyalty and retention programs. An actual redemption rate that differs from this estimated redemption rate may have a material impact the results of operations of the Company.

BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, headquartered in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to sell to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse products and services, use a combined worldwide network, and pursue jointly future acquisitions. Consequently, the acquisition is intended to result in increased value for stockholders. The preliminary results of our first eleven months of combined operations lead us to believe that our expectations are correct.

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

The Company recorded approximately $50.3 million in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See
Note 9).

RESTRUCTURING AND ASSET WRITE-DOWN CHARGE

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6.2 million directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002. The Company realized approximately $1.1 million in non-cash savings and $1.9 million in cash savings in fiscal 2002. The Company estimates non-cash savings of approximately $2.1 million and cash savings of approximately $5.6 million, in fiscal 2003. The following table summarizes activity with respect to the restructuring charges for the period ended September 30, 2002:


                                                           Asset write-       Lease
                                              Severance       downs        Commitments    Total
                                              ---------    ------------    -----------    -----
Net charge fiscal 2002                         $ 1,169       $ 2,792         $ 2,261     $ 6,222
   Asset write-offs during fiscal 2002               0        (2,792)              0      (2,792)
   Cash payments during fiscal 2002             (1,098)            0            (160)     (1,258)
                                               -------       -------         -------     -------
Remaining reserve at June 30, 2002                  71             0           2,101       2,172
                                               -------       -------         -------     -------
   Cash payments during fiscal 2003                (71)            0            (222)       (293)
                                               -------       -------         -------     -------
Remaining reserve at September 30, 2002        $     0       $     0         $ 1,879     $ 1,879
                                               =======       =======         =======     =======

As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. Total number of employees included in the charge and ultimately terminated was 82.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                       Three months ended
                                                          September 30,
                                                       ------------------
                                                        2002        2001
                                                       ------      ------
Revenues from services                                   100%        100%
Cost of services                                          55          54
                                                        ----        ----
Gross margin                                              45          46
                                                        ----        ----
Operating expenses:
Sales and marketing                                        6           9
General and administrative                                36          59
                                                        ----        ----
Operating income (loss)                                    3         (22)
Interest and other income, net                          --             3
                                                        ----        ----
Net income (loss)                                          3         (19)
                                                        ====        ====

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues from services. Total revenues increased 77% to $30.3 million for the quarter ended September 30, 2002, from $17.1 million for the quarter ended September 30, 2001. This increase was primarily attributable to the incremental revenue generated from the acquisition of Total Research in November 2001. Revenue from Internet-based products was $11.4 million, or 37.7% of total revenues, for the first quarter of fiscal 2003, compared with $7.9 million, or 46.0% of total revenues for the first quarter of fiscal 2002. The decline as a percentage of total revenues is the result of the acquired revenue mix from Total Research. While many clients have been converted to Internet-based research, a significant amount of the revenues being generated by acquired clients is still being conducted through traditional research.

Gross margin. Gross margin for the quarter ended September 30, 2002 was $13.8 million, or 45% of revenues, compared with $7.9 million or 46% of revenues for the quarter ended September 30, 2001. The slight decline in gross margin as a percentage of revenue reflects the largely traditional-based acquired revenues, as noted above.

Sales and marketing. Sales and marketing expenses increased 19% to $1.9 million for the first quarter of fiscal 2003 from the same prior year quarter. However, as a percentage of revenue, sales and marketing expenses decreased three percentage points. The absolute increase is primarily attributable to an increase in salaries and related expenses resulting from the acquisition of Total Research and an increase in sales commission expense. The improvement as a percentage of revenue is attributable to the Company's continuing efforts to reduce overall costs.

General and administrative. General and administrative expenses for the quarter ended September 30, 2002 increased $0.9 million, or 9% over the quarter ended September 30, 2001. As a percentage of revenue, general and administrative expenses decreased twenty-three percentage points. Similar to sales and marketing expenses, general and administrative expenses have increased in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition of Total Research. The decrease as a percentage of revenue is directly attributable to continuing cost reduction efforts.

Interest and other income, net. Net interest and other income totaled $0.1 million for the quarter ended September 30, 2002 compared with $0.5 million for the quarter ended September 30, 2001. The decrease was primarily attributable to a lower average marketable securities balance for fiscal 2003 compared to the prior year as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a line of credit with a commercial bank providing borrowings up to $5.0 million in fiscal 2003 and 2002, at prime. The prime rate in effect at September 30, 2002 was 4.75%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at September 30, 2002 and 2001. The line of credit is collateralized by the assets of the Company.

As of September 30, 2002, the Company had short-term and long-term borrowings of $1.5 million and $0.4 million, respectively, limited to operations in the United Kingdom and Japan. Interest rates related to the borrowings range from 1.8% to 3.0% with maturity dates extending to 2006. There are no restrictive covenants associated with these borrowings.

Net cash used in operating activities was $1.0 million for the first quarter of 2003, compared with $0.8 million for the same prior year quarter. During fiscal 2003 the use of cash was primarily related to the payout of fiscal 2002 bonuses. During fiscal 2002 the use of cash was primarily the result of net losses.

Net cash provided by investing activities was $0.6 million for the first quarter of fiscal 2003, compared with $6.0 million for the same period in the prior year. The positive cash flow in each period resulted from the maturity and liquidation of marketable securities. Capital expenditures were $0.8 million for the quarter of fiscal 2003, an increase of $0.4 million from the same prior year period.

Net cash used in financing activities was $0.3 million for the first quarter of fiscal 2003, compared with $2.8 million for the same prior year period. The use of cash in fiscal 2003 is primarily related to the repayment of long-term debt obligations. The use of cash in fiscal 2002 was also related to the repayment of long-term debt obligations, as well as the repurchase of 422,900 shares, pursuant to the Company's stock repurchase program, being held as Treasury Stock.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2003, these expenditures are expected to be consistent with fiscal 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

The Company issued and sold an aggregate of 91,900 shares of its common stock to employees during the first quarter of fiscal 2003, upon the exercise of options granted under the Company's 1997 stock option plan, at a price of $.47 per share, for an aggregate cash consideration of $42,734. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

During the period from December 6, 1999 through September 30, 2002, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $54.8 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel (iii) approximately $11.3 million of net cash for business acquisitions, and (iv) approximately $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits

      99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

      99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) - Reports on Form 8-K

On September 30, 2002, a report on Form 8-K was filed with the SEC reporting that the Annual Report on Form 10-K filed on September 30, 2002 by Harris Interactive was accompanied by the certifications of Messrs. Gordon S. Black and Bruce A. Newman required under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,





November 14, 2002               Harris Interactive Inc.


                                By            /s/ BRUCE A. NEWMAN
                                   ---------------------------------------------
                                                Bruce A. Newman
                                Chief Financial Officer, Secretary and Treasurer
                                 (On Behalf of the Registrant and as Principal
                                 Financial and Accounting Officer)

                                 CERTIFICATION
      --------------------------------------------------------------------

I, Gordon S. Black, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harris Interactive
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          Signature: /s/ GORDON S. BLACK
                                            ------------------------------------
                                            Gordon S. Black
                                            Chairman and Chief Executive Officer

                                 CERTIFICATION
      --------------------------------------------------------------------

I, Bruce A. Newman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harris Interactive
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          Signature: /s/ BRUCE A. NEWMAN
                                            ------------------------------------
                                            Bruce A. Newman
                                            Chief Financial Officer, Secretary
                                            and Treasurer