Form 10-Q
period 2002-12-31
HARRIS INTERACTIVE INC
filed 2003-02-10
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 2002

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

On December 31, 2002, 52,480,872 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                            HARRIS INTERACTIVE INC.
                                   FORM 10-Q

                        QUARTER ENDED DECEMBER 31, 2002

                                     INDEX

                                                                            PAGE

Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Consolidated Balance Sheets at December 31, 2002
   and June 30, 2002                                                           3

   Consolidated Statements of Operations for the three
   and six months ended December 31, 2002 and 2001                             4

   Consolidated Statements of Cash Flows for the six months
   ended December 31, 2002 and 2001                                            5

   Notes to Unaudited Consolidated Financial Statements                        6

   Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                  12

   Item 3: Quantitative and Qualitative Disclosures About Market Risk         18

   Item 4: Controls and Procedures                                            18

Part II: Other Information

   Item 1: Legal proceedings                                                  19

   Item 2: Changes in Securities and Use of Proceeds                          19

   Item 3: Defaults Upon Senior Securities                                    19

   Item 4: Submission of Matters to a Vote of Security Holders                19

   Item 5: Other Information                                                  20

   Item 6: Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    20

                            HARRIS INTERACTIVE INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             December 31,   June 30,
                                                                                 2002         2002
                                                                             ------------   --------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $  17,675    $  10,787
   Marketable securities                                                         12,479       17,070
   Accounts receivable, less allowances of $407 and $474, respectively           21,464       20,791
   Costs and estimated earnings in excess of billings on uncompleted
      Contracts                                                                   3,576        4,669
   Other current assets                                                           4,950        4,808
                                                                              ---------    ---------
              Total current assets                                               60,144       58,125

   Property, plant and equipment, net                                             8,566        9,703
   Goodwill                                                                      63,677       63,428
   Other intangibles, less accumulated amortization of $564 and $408,
      respectively                                                                  886        1,042
   Other assets                                                                   3,392        3,221
                                                                              ---------    ---------
              Total assets                                                    $ 136,665    $ 135,519
                                                                              =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installment of long-term debt                                      $     175    $   1,193
   Accounts payable                                                               7,284        7,417
   Accrued expenses                                                               8,114       11,081
   Short-term borrowings                                                            632          811
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                      12,238        9,824
                                                                              ---------    ---------
              Total current liabilities                                          28,443       30,326

Long-term debt, excluding current installment                                       224          314
Other long-term liabilities                                                       1,121        1,579

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 Shares authorized; 53,136,472 shares issued at December 31,
      2002 and 53,020,087 shares issued at June 30, 2002                             53           53
   Additional paid in capital                                                   177,185      177,014
   Unamortized deferred compensation                                               (102)        (147)
   Accumulated other comprehensive loss                                            (232)        (248)
   Accumulated deficit                                                          (68,334)     (71,402)
   Officer loan                                                                    --           (277)
   Less: Treasury stock at cost, 655,600 shares at
      December 31, 2002 and June 30, 2002                                        (1,693)      (1,693)
                                                                              ---------    ---------
              Total stockholders' equity                                        106,877      103,300
                                                                              ---------    ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 136,665    $ 135,519
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

                            HARRIS INTERACTIVE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                                  December 31,                    December 31,
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------
Revenues from services                                    $     32,468    $     24,804    $     62,797    $     41,938
Cost of services                                                16,944          14,405          33,496          23,593
                                                          ------------    ------------    ------------    ------------
      Gross profit                                              15,524          10,399          29,301          18,345
Operating expenses:
  Internet database development expenses                           383              84             439             132
  Sales and marketing expenses                                   2,226           2,742           4,135           4,353
  General and administrative expenses                           11,380          12,248          22,327          22,275
  Restructuring (credits) charges and asset write-downs           (389)          6,222            (389)          6,222
                                                          ------------    ------------    ------------    ------------
      Operating income (loss)                                    1,924         (10,897)          2,789         (14,637)

Interest and other income                                          149             406             317             935
Interest expense                                                   (19)            (25)            (38)            (44)
                                                          ------------    ------------    ------------    ------------
      Income (loss) before income taxes                          2,054         (10,516)          3,068         (13,746)
                                                          ------------    ------------    ------------    ------------
Income tax expense                                                --              --              --              --
                                                          ------------    ------------    ------------    ------------
      Net income (loss)                                          2,054         (10,516)          3,068         (13,746)
                                                          ============    ============    ============    ============
Basic net income (loss) per share                         $       0.04    $      (0.23)   $       0.06    $      (0.34)
                                                          ============    ============    ============    ============
Diluted net income (loss) per share                       $       0.04    $      (0.23)   $       0.06    $      (0.34)
                                                          ============    ============    ============    ============
Weighted average shares outstanding - basic                 52,488,181      46,028,791      52,522,702      40,286,159
                                                          ============    ============    ============    ============
Weighted average shares outstanding - diluted               54,656,732      46,028,791      54,509,331      40,286,159
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

                                        HARRIS INTERACTIVE INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

                                                                        For the Six Months Ended
                                                                              December 31,
                                                                           2002        2001
Cash flows from operating activities:
   Net income (loss)                                                     $  3,068    $(13,746)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities -
         Depreciation and amortization                                      2,771       3,621
         Restructuring (credits) charges and asset write-offs                (389)      6,222
         Amortization of deferred compensation                                 45         145
         Amortization of premium and discount on marketable securities        103         (27)
         (Increase) decrease in -
            Accounts receivable                                              (506)      1,791
            Cost and estimated earnings in excess of billings on
               Uncompleted contracts                                        1,135       1,076
            Other current assets                                             (124)        536
            Other assets                                                     (168)         52
            (Decrease) increase in -
               Accounts payable                                              (247)     (2,733)
               Accrued expenses                                            (2,650)     (2,774)
               Other liabilities                                             (493)        145
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                     2,370         881
                                                                         --------    --------
                  Net cash provided by (used in) operating activities       4,915      (4,811)
                                                                         --------    --------
Cash flows from investing activities:

   Cash paid in connection with acquisitions, net of cash acquired           (249)     (3,091)
   Purchase of marketable securities                                      (12,096)    (18,601)
   Proceeds from maturities and sales of marketable securities             16,536      27,015
   Capital expenditures                                                    (1,390)     (1,328)
                                                                         --------    --------
                  Net cash provided by investing activities                 2,801       3,995
                                                                         --------    --------
Cash flows from financing activities :
   Decrease in short-term borrowings                                         (184)       (530)
   Decrease in long-term borrowings                                        (1,111)     (1,560)
   Issuance of common stock and stock options                                 471         407
   Purchase of treasury stock                                                --          (901)
                                                                         --------    --------
                  Net  cash used in financing activities                     (824)     (2,584)

Effect of exchange rate changes on cash and cash equivalents                   (4)        (58)
                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents                        6,888      (3,458)
Cash and cash equivalents at beginning of period                           10,787      10,585
                                                                         --------    --------
Cash and cash equivalents at end of period                               $ 17,675    $  7,127
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission on September 30, 2002.

2. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share ("EPS") for the three and six months ended December 31, 2002. Unexercised stock options to purchase 1,873,651 and 1,885,871 shares of the Company's common stock for the three and six months ended December 31, 2002, respectively, at weighted average prices per share of $5.22 and $5.20, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. During periods of losses from continuing operations, all potentially dilutive securities are excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

-------------------------------------------------------------------------------------------------
                                                           Three Months ended  Six Months ended
                                                            December 31, 2002  December 31, 2002
-------------------------------------------------------------------------------------------------
Weighted average outstanding common shares for basic EPS       52,488,181          52,522,702
-------------------------------------------------------------------------------------------------
Diluted effect of outstanding stock options                     2,168,551           1,986,629
-------------------------------------------------------------------------------------------------
Shares for diluted EPS                                         54,656,732          54,509,331
-------------------------------------------------------------------------------------------------

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:

                                              Three months ended                    Six months ended
                                              ------------------                    ----------------
                                       December 31,       December 31,         December 31,         December 31,
                                           2002              2001                 2002                 2001
                                           ----              ----                 ----                 ----

Net income (loss)                      $      2,054       $  (10,516)         $     3,068          $  (13,746)

Foreign currency translation
   adjustments                                  249             (157)                  62                (191)
Unrealized loss on
   marketable securities                        (26)             (80)                 (46)                (76)
                                         ----------        ----------          ----------           ----------
Total comprehensive income (loss)      $      2,277       $  (10,753)         $     3,084          $  (14,013)
                                         ==========        ==========          ==========           ==========

4. RECENT ACCOUNTING PRONOUNCEMENTS

                         SFAS 145, SFAS 146 and SFAS 148

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company has adopted SFAS No. 145. There was no impact.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146, as applicable, beginning in the third quarter of this fiscal year.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

annual financial statements for the year ended June 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company anticipates that the adoption of SFAS 148 will not have an impact on the Company's consolidated financial statements.

5. BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition has created opportunities for revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse products and services, and use a combined worldwide network.

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

The Company recorded approximately $50,530 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Notes 8 and 9).

The pro forma information set forth below assumes the acquisition with Total Research Corporation had occurred at the beginning of fiscal 2002, after giving effect to adjustments for amortization of intangibles.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time.

                                         Three months ended            Six months ended
                                            December 31,                 December 31,
                                     --------------------------  --------------------------
                                        2002            2001        2002           2001
                                     ----------     ----------   ----------     ----------
Revenue                              $   32,468     $   26,173   $   62,797     $   56,029
Net income (loss)                         2,054        (18,289)       3,068        (21,708)
Income(loss) per share - basic       $     0.04     $    (0.35)  $     0.06     $    (0.42)
Income(loss) per share - diluted     $     0.04     $    (0.35)  $     0.06     $    (0.42)

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

                                                      As of December 31, 2002

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


6. RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWNS

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and a reserve for lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002.

The following table summarizes activity with respect to the restructuring charges for the period ended December 31, 2002:

                                                          Asset write-      Lease
                                              Severance      downs       Commitments     Total
                                              ---------   ------------   -----------     -----
Net charge fiscal 2002                         $ 1,169      $ 2,792        $ 2,261      $ 6,222
   Asset write-downs during fiscal 2002              0       (2,792)             0       (2,792)
   Cash payments during fiscal 2002             (1,098)           0           (160)      (1,258)
                                               -------      -------        -------      -------
Remaining reserve at June 30, 2002                  71            0          2,101        2,172
   Cash payments during fiscal 2003                (71)           0           (721)        (792)
   Fiscal 2003 second quarter reversal                                        (389)        (389)
                                               -------      -------        -------      -------
Remaining reserve at December 31, 2002         $     0      $     0        $   991      $   991
                                               =======      =======        =======      =======

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWNS CONT

As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. Total number of employees included in the charge and ultimately terminated was 82.

During the second quarter of 2003, the Company reversed $389 of lease commitments that were no longer required. The reversal is due to the Company obtaining a release from its obligations under a previous lease obligation.

7. GEOGRAPHIC INFORMATION

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the U.S., United Kingdom and Japan. Non-US market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements. Geographic information for the three and six months ended December 31, 2002, 2001 and 2000 are as follows:

                                               US      United Kingdom   Japan
                                              Market       Market       Market
                                             Research     Research     Research      Total
                                             --------  --------------  ---------    -------
Three months ended December 31, 2002:
Revenues..................................   $ 25,681    $  5,218      $  1,569     $32,468
Long-lived assets.........................     63,195       9,234         3,219      75,648

Three months ended December 31, 2001:
Revenues..................................   $ 18,951    $  4,524      $  1,329     $24,804
Long-lived assets.........................     66,267       9,094         3,186      78,547

Three months ended December 31, 2000:
Revenues..................................   $ 14,532                               $14,532
Long-lived assets.........................     16,921                                16,921


Six months ended December 31, 2002:
Revenues..................................   $ 48,477    $ 11,299      $  3,021     $62,797
Long-lived assets.........................     63,195       9,234         3,219      75,648

Six months ended December 31, 2001:
Revenues..................................   $ 33,264    $  6,396      $  2,278     $41,938
Long-lived assets.........................     66,267       9,094         3,186      78,547

Six months ended December 31, 2000:
Revenues..................................   $ 26,585                               $26,585
Long-lived assets.........................     16,921                                16,921

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. ACQUIRED INTANGIBLE ASSESTS SUBJECT TO AMORTIZATION

                                                  As of December 31, 2002
                                              --------------------------------
                                              Gross carrying      Accumulated
                                                  Amount          Amortization
                                              --------------      ------------
Amortized intangible assets

         Contract-based intangibles               $1,450             $  564
                                                  ------             ------
           Total                                  $1,450             $  564
                                                  ======             ======

                                               December 31,        December 31,
Aggregate amortization expense:                    2002                2001
                                                  ------              ------
  For the three months ended                      $   78              $   60
                                                  ------              ------
  For the six months ended                        $  156              $   85
                                                  ------              ------
Estimated amortization expense:

  For the year ending June 30, 2003               $  312
                                                  ------
  For the year ending June 30, 2004               $  312
                                                  ------
  For the year ending June 30, 2005               $  312
                                                  ------
  For the year ending June 30, 2006               $  106
                                                  ------



9. GOODWILL

The changes in the carrying amount of goodwill for the period ended December 31, 2002 are as follows:

Balance as of July 1, 2001                                                               $      8,913
Acquisitions of Market Research Solutions Limited and M&A Create Limited
 during the quarter ended September 30, 2001                                             $      5,276
                                                                                         ------------
Balance as of September 30, 2001                                                         $     14,189

Acquisition of Total Research during the quarter ended December 31, 2001                 $     49,488
                                                                                         ------------
Balance as of December 31, 2002                                                          $     63,677
                                                                                         ============

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

Since July 2001, the Company has had a loyalty program (HIpointsTM) whereby points are awarded to market survey respondents who register for the Company's online panel, complete online surveys and refer others to join the online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio. The Company maintains a reserve for the obligation of future redemption of outstanding points, calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on research from other loyalty and retention programs and the Company's actual redemption rates to date. An actual redemption rate that differs from this estimated redemption rate may have a material impact the results of operations of the Company.

BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, headquartered in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition has created opportunities for revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse products and services, and use a combined worldwide network.

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

The Company recorded approximately $50.5 million in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Notes 8 and 9).

RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWN CHARGE

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6.2 million directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk,

CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and a reserve for lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002. The Company realized approximately $1.1 million in non-cash savings and $1.9 million in cash savings in fiscal 2002. The Company estimates non-cash savings of approximately $2.1 million and cash savings of approximately $5.6 million, in fiscal 2003. The following table summarizes activity with respect to the restructuring charges for the period ended December 31, 2002:

                                                           Asset write-       Lease
                                              Severance       downs        Commitments    Total
                                              ---------    ------------    -----------    -----
Net charge fiscal 2002                         $ 1,169       $ 2,792         $ 2,261     $ 6,222
   Asset write-downs during fiscal 2002              0        (2,792)              0      (2,792)
   Cash payments during fiscal 2002             (1,098)            0            (160)     (1,258)
                                               -------       -------         -------     -------
Remaining reserve at June 30, 2002                  71             0           2,101       2,172
   Cash payments during fiscal 2003                (71)            0            (721)       (792)
   Fiscal 2003 second quarter reversal               -             -            (389)       (389)
                                               -------       -------         -------     -------
Remaining reserve at December 31, 2002         $     0       $     0         $   991     $   991
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

During the second quarter of 2003, the Company reversed $389 of lease commitments that were no longer required. The reversal is due to the Company obtaining a release from its obligations under a previous lease obligation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                    Three months ended         Six months ended
                                       December 31,              December 31,
                                      2002         2001        2002        2001

Revenues from services                100%         100%        100%        100%
Cost of services                       52           58          53          56
                                    ------       ------      ------      ------
Gross profit                           48           42          47          44
                                    ------       ------      ------      ------
Operating expenses:

Internet database development           1            -           1           -
Sales and marketing                     7           11           7          11
General and administrative             35           50          36          53
Restructuring charges and asset
 write-downs                           (1)          25          (1)         15
                                    ------       ------      ------      ------
Operating income (loss)                 6          (44)          4         (35)
Interest and other income, net          -            2           1           2
                                    ------       ------      ------      ------
Net income (loss)                       6          (42)          5         (33)
                                    ======       ======      ======      ======



THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues from services. Total revenues increased 31% to $32.5 million for the quarter ended December 31, 2002, from $24.8 million for the quarter ended December 31, 2001. This increase was attributable to growth in several markets, most prominently healthcare and pharmaceuticals, as well as incremental revenues generated from the acquisition of Total Research Corporation on November 1, 2001. Revenues from Internet-based services was $15.3 million, or 47% of total revenues, for the second quarter of fiscal 2003, compared with $8.2 million, or 33% of revenues for the second quarter of fiscal 2002. This increase was due to the acquisition of new Internet-based revenues as well as the conversion of existing, traditional work to the Internet.

Gross profit. Gross profit increased to $15.5 million, or 48% of revenues, during the second quarter of fiscal 2003, from $10.4 million or 42% of revenues for the same prior year quarter, primarily due to the growth in Internet-related business relative to overall revenue growth.

Internet database development. Internet database development costs were $0.4 million for the second quarter of fiscal 2003 compared to $0.1 million for the second quarter of fiscal 2002. The increase of $0.3 million was related to the establishment of our Western European panel as well as the expansion of our US panel, which are both expected to continue throughout fiscal 2003.

Sales and marketing. Sales and marketing expenses decreased to $2.2 million, or 7% of revenues, for the second quarter of fiscal 2003 compared with $2.7 million, or 11%, of revenues from the same prior year quarter. As a percentage of revenue, sales and marketing expenses decreased four percentage points. The decrease is attributable to reductions in headcount and related expenses, reflecting the Company's continuing efforts to reduce costs, as well as productivity improvements from the increased experience level of the Company's salesforce with Harris Interactive sales and marketing strategies.

General and administrative. General and administrative expenses decreased to $11.4 million, or 35% of revenues, for the quarter ended December 31, 2002, as compared to $12.2 million or 50% of revenues for the same prior year quarter. The decrease reflects reductions in headcount and related expenses, rent expense and depreciation expense, and reflect the Company's continuing efforts to reduce costs.

Interest and other income, net. Net interest and other income totaled $0.1 million for the quarter ended December 31, 2002 compared with $0.4 million for the quarter ended December 31, 2001. The decrease was primarily attributable to a lower average marketable securities balance and interest rates for fiscal 2003 compared to the prior year.

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues from services. Total revenues increased 50%, from $41.9 million in fiscal 2002 to $62.8 million in fiscal 2003. This increase was primarily attributable to the incremental revenue generated from the acquisition of Total Research Corporation. Additionally, excluding the acquisition, the Company recognized a modest increase in revenues related to our expanding Internet client base and Internet-based market research products and services, which contributed $26.7 million in total revenues for the six months ended December 31, 2002, as compared to $16.1 million for the same prior year period.

Gross profit. Gross profit was $29.3 million, or 47% of revenues, for the first half of fiscal 2003, compared with $18.3 million, or 44% of revenues, in fiscal 2002. The improvement in gross margin resulted primarily from the growth in Internet-related business relative to overall revenue growth.

Internet database development. Internet database development costs increased to $0.4 million for the first half of fiscal 2003 from $0.1 million for the first half of fiscal 2002. The increase of $0.3 million was related to the establishment of our Western European panel as well as the expansion of our US panel, which are both expected to continue throughout fiscal 2003.

Sales and marketing. Sales and marketing expenses for the first half of fiscal 2003 were $4.1 million, or 7% of revenue, compared with $4.4 million, or 11% of revenue, for fiscal 2002. As a percentage of revenue, sales and marketing expenses decreased three percentage points. The decrease is attributable to reductions in headcount and related expenses, reflecting the Company's continuing efforts to reduce costs, as well as productivity improvements from the increased experience level of the Company's salesforce with Harris Interactive sales and marketing strategies.

General and administrative. General and administrative expenses were $22.3 million, or 36% of revenues, for the first half of fiscal 2003 compared with $22.3 million, or 53% of revenues, for fiscal 2002. The decrease reflects reductions in headcount and related expenses, rent expense and depreciation expense, and reflect the Company's continuing efforts to reduce costs.

Interest and other income, net. Net interest and other income totaled $0.3 million for the first half of fiscal 2003 compared with $0.9 million for fiscal 2002. The decrease was primarily attributable to a lower average marketable securities balance and interest rates for fiscal 2003 compared to the prior year.

SIGNIFICANT FACTORS AFFECTING COMPANY PERFORMANCE

In the past, the Company has disclosed EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) because management believes that EBITDA, although not a GAAP measurement, is widely understood and is an additional tool that assists investors in evaluating current operating performance of the business without the effect of the non-cash depreciation and amortization expenses. While instructive, EBITDA should not be considered as an alternative to net income or cash flows from operations or any other GAAP measure of performance or liquidity.

Globally, for the three and six months ended December 31, 2002, EBITDA was $3.3 million, or 10% of revenues, and $5.5 million, or 9% of revenue, respectively. In the US alone, for the three and six months ended December 31, 2002, EBITDA was $3.1 million, or 11% of revenues, and $4.9 million, or 10% of revenue, respectively.

The primary factors driving the growth in the Company's gross profit, EBITDA and net income are growth in revenues and the percentage of those revenues that are derived from Internet versus non-Internet work. The Company's model is based upon the premise that Internet work is more profitable than traditional work, due to the comparatively low variable cost of Internet work. Thus, to the extent the mix of Internet work increases, assuming that operating expenses continue to be managed at current levels, all of the above financial results should improve. In any particular quarter, however, the mix could be affected by receipt of large non-Internet projects.

For the quarter ended December 31, 2002, the Company's actual Internet mix was 47% on a global basis and 57% in the United States alone. Although the Company continues to work to convert projects to the Internet in the United States, there is also a significant new growth opportunity in Europe, where the ability to change the Internet mix is dependent upon the Company's ability to continue to expand the size of its respondent panel and increase customer acceptance of Internet-based work. The globalization of the Internet portion of the Company's business has commenced and is expected to increase over the next several years.

Because the bulk of the Company's business consists of specific client projects, the Company must continually generate new business from existing clients as well as new sources, both for internal growth and to replace contracts which are concluded or which are not renewed. Although no current clients constitute more than 5% of the Company's revenues, the Company has had to, and in the future will likely have to, generate significant amounts of replacement and additional revenue as customer relationships change. The Company's ability to generate revenues is dependent not only on execution of its business plan but also may be affected by the risk factors outlined in our most recently filed Form 10-K, dated September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a line of credit with a commercial bank providing borrowings up to $5.0 million in fiscal 2003 and 2002, at prime. The prime rate in effect at December 31, 2002 was 4.25%. Borrowings under this arrangement are due upon demand. There were no borrowings outstanding under this agreement at December 31, 2002 and 2001. The line of credit is collateralized by the assets of the Company.

As of December 31, 2002, the Company had short-term and long-term borrowings of $0.6 million and $0.4 million, respectively, limited to operations in Japan. Interest rates related to the borrowings range from 1.8% to 3.0% with maturity dates extending to 2006. There are no restrictive covenants associated with these borrowings.

Net cash provided by operating activities was $4.7 million for the first six months of fiscal 2003 compared with net cash used in operating activities of $4.8 million for the same period during fiscal 2002. The positive cash flow in fiscal 2003 was primarily the result of the Company generating net income in fiscal 2003 compared to the funding of net losses, including the restructuring and asset impairment charge, in fiscal 2002.

Net cash provided by investing activities was $3.1 million for the first six months of fiscal 2003, compared with $4.0 million for the same period in the prior year. The decrease resulted from the maturity and liquidation of fewer marketable securities in fiscal 2003 compared to fiscal 2002. Investing activities for the first six months of fiscal 2002 also included the use of $3.1 million related to acquisitions. Capital expenditures of $1.4 million for the first half of fiscal 2003 were consistent with the $1.3 million from the same prior year period.

Net cash used in financing activities was $0.8 million for the first six months of fiscal 2003, compared with $2.6 million for the same period during fiscal 2002. The decrease is due to fewer repayments of long-term and short-term debt obligations in fiscal 2003 compared to fiscal 2002. Financing activities for the first six months of fiscal 2002 also included the repurchase of 422,900 shares being held as Treasury Stock, there were no purchases of Treasury Stock in fiscal 2003.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, acquisition activity and other factors. While management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2003, these expenditures are expected to be consistent with fiscal 2002.

At December 31, 2002, the Company had $30.2 million in cash and marketable securities. The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company issued and sold an aggregate of 2,500 shares of its common stock to employees during the second quarter of fiscal 2003, upon the exercise of options granted under the Company's 1997 stock option plan, at a price of $1.26 per share, for an aggregate cash consideration of $3,150. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

During the period from December 6, 1999 through December 31, 2002, the Company used a portion of the proceeds from its public offering as follows: (i) approximately $54.8 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel (iii) approximately $11.3 million of net cash for business acquisitions, and (iv) approximately $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 annual meeting of stockholders was held on November 18, 2002. The following matters were voted upon and received the votes set forth below:

1. The individuals named below were re-elected to three-year terms as directors.

                                            Votes Cast

                                 ----------------------------
                                                    Withheld
Director                            For             Authority
--------                            ---             ---------
Albert A. Angrisani              42,037,945         4,086,281
Gordon S. Black                  44,568,651         1,555,575
James R. Riedman                 42,149,184         3,975,042


Directors continuing in office were Leonard R. Bayer, Benjamin Addoms, David Brodsky, Thomas D. Berman and Howard L. Shecter.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits

10.1 Confidentiality and Non-Competition Agreement of Gordon S. Black

99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) - Reports on Form 8-K
          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

February 10, 2003            Harris Interactive Inc.

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

Date: February 10, 2003          Signature: /s/ GORDON S. BLACK
                                            ------------------------------------
                                            Gordon S. Black
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

CERTIFICATION

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

Date: February 10, 2003          Signature: /s/ BRUCE A. NEWMAN
                                            ------------------------------------
                                            Bruce A. Newman
                                            Chief Financial Officer, Secretary
                                            And Treasurer
                                            (Principal Financial Officer)