Form 10-Q
period 2003-03-31
HARRIS INTERACTIVE INC
filed 2003-05-14
CIK 1094238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

On March 31, 2003, 53,615,395 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             HARRIS INTERACTIVE INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003


                                      INDEX

                                                                            PAGE
                                                                            ----
Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Consolidated Balance Sheets at March 31, 2003
   and June 30, 2002                                                           3

   Consolidated Statements of Operations for the three
   and nine months ended March 31, 2003 and 2002                               4

   Consolidated Statements of Cash Flows for the nine months
   ended March 31, 2003 and 2002                                               5

   Notes to Unaudited Consolidated Financial Statements                        6

   Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                  13

   Item 3: Quantitative and Qualitative Disclosures About Market Risk         19

   Item 4: Controls and Procedures                                            20

Part II: Other Information

   Item 1: Legal proceedings                                                  21

   Item 2: Changes in Securities and Use of Proceeds                          21

   Item 3: Defaults Upon Senior Securities                                    21

   Item 4: Submission of Matters to a Vote of Security Holders                21

   Item 5: Other Information                                                  21

   Item 6: Exhibits and Reports on Form 8-K                                   21

Signatures                                                                    22

                             HARRIS INTERACTIVE INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                March 31,              June 30,
                                                                                  2003                  2002
                                                                                  ----                  ----
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                   $  16,449             $  10,787
   Marketable securities                                                          18,836                17,070
   Accounts receivable, less allowances of $300 and $474, respectively            18,902                20,791
   Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                    3,497                 4,669
   Other current assets                                                            4,651                 4,808
                                                                              ----------             ---------
              Total current assets                                                62,335                58,125

   Property, plant and equipment, net                                              7,862                 9,703
   Goodwill                                                                       63,677                63,428
   Other intangibles, less accumulated amortization of $642 and $408,
      respectively                                                                   808                 1,042
   Other assets                                                                    3,382                 3,221
                                                                              ----------             ---------
              Total assets                                                    $  138,064             $ 135,519
                                                                              ==========             =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installment of long-term debt                                        $    161             $   1,193
   Accounts payable                                                                4,943                 7,417
   Accrued expenses                                                                8,783                11,081
   Short-term borrowings                                                             758                   811
   Billings in excess of costs and estimated earnings  on
      uncompleted contracts                                                       11,617                 9,824
                                                                              ----------             ---------
              Total current liabilities                                           26,262                30,326

Long-term debt, excluding current installment                                        199                   314
Other long-term liabilities                                                          789                 1,579

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000
      shares authorized; 54,270,995 shares issued at March 31,
      2003 and 53,020,087 shares issued at June 30, 2002                              54                    53
   Additional paid in capital                                                    178,609               177,014
   Unamortized deferred compensation                                                 (79)                 (147)
   Accumulated other comprehensive loss                                             (300)                 (248)
   Accumulated deficit                                                           (65,777)              (71,402)
   Officer loan                                                                       -                   (277)
   Less: Treasury stock at cost, 655,600 shares at
      March 31, 2003 and June 30, 2002                                            (1,693)               (1,693)
                                                                              ----------             ---------
              Total stockholders' equity                                         110,814               103,300
                                                                              ----------             ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  138,064             $ 135,519
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

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Three Months Ended                 Nine Months Ended
                                                                    March 31,                         March 31,
                                                           --------------------------       ----------------------------

                                                               2003            2002             2003              2002
                                                               ----            ----             ----              ----

Revenue from services                                      $   32,080      $   28,323       $   94,877        $   70,261
Cost of services                                               16,141          14,536           49,637            38,129
                                                           ----------      ----------       ----------        ----------
      Gross profit                                             15,939          13,787           45,240            32,132
Operating expenses:
  Sales and marketing expenses                                  2,352           3,023            6,487             7,376
  General and administrative expenses                          11,411          12,205           34,177            34,612
  Restructuring (credits) charges and asset write-downs          (273)                            (662)            6,222
                                                           ----------      ----------       ----------        ----------
      Operating income (loss)                                   2,449          (1,441)           5,238           (16,078)

Interest and other income                                         114             247              431             1,181
Interest expense                                                   (6)            (22)             (44)              (65)
                                                           ----------      ----------       ----------        ----------
      Income (loss) before income taxes                         2,557          (1,216)           5,625           (14,962)
                                                           ----------      ----------       ----------        ----------
Income tax expense                                                 -               -                -                 -
                                                           ----------      ----------       ----------        ----------
      Net income (loss)                                         2,557          (1,216)           5,625           (14,962)
                                                           ==========      ==========       ==========        ==========
Basic net income (loss) per share                          $     0.05      $   (0.02)       $     0.11        $    (0.34)
                                                           ==========      ==========       ==========        ==========
Diluted net income (loss) per share                        $     0.05      $   (0.02)       $     0.10        $    (0.34)
                                                           ==========      ==========       ==========        ==========
Weighted  average  shares  outstanding  -  basic           53,162,127      51,998,168       52,680,549        44,133,169
                                                           ==========      ==========       ==========        ==========
Weighted  average  shares  outstanding  -  diluted         55,424,689      51,998,168       54,330,591        44,133,169
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

                             HARRIS INTERACTIVE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2003            2002
                                                                                     ----            ----

Cash flows from operating activities:
   Net income (loss)                                                              $  5,625        $ (14,962)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities -
         Depreciation and amortization                                               4,130            5,312
         Restructuring (credits) charges and asset write-offs                         (662)           6,222
         Less: Cash outflows related to restructuring charges and
            asset write-offs                                                          (925)          (1,104)
         Amortization of deferred compensation                                          68              361
         Amortization of premium and discount on marketable securities                 164               (6)
         (Increase) decrease in -
            Accounts receivable                                                      1,837            6,875
            Cost and estimated earnings in excess of billings on
               uncompleted contracts                                                 1,164              768
            Other current assets                                                       119              366
            Other assets                                                              (160)             279
            (Decrease) increase in -
               Accounts payable                                                     (2,450)          (4,051)
               Accrued expenses                                                       (635)          (5,102)
               Other liabilities                                                      (823)           1,331
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                              1,816           (1,517)
                                                                                  --------        ---------
                  Net cash provided by (used in) operating activities                9,268           (5,228)
                                                                                  --------        ---------
Cash flows from investing activities:
   Cash paid in connection with acquisitions, net of cash acquired                    (249)          (3,775)
   Purchase of marketable securities                                               (24,130)         (24,728)
   Proceeds from maturities and sales of marketable securities                      22,142           39,220
   Capital expenditures                                                             (2,086)          (1,991)
                                                                                  --------        ---------
                  Net cash (used in) provided by investing activities               (4,323)           8,726
                                                                                  --------        ---------
Cash flows from financing activities :
   Decrease in short-term borrowings                                                   (57)            (541)
   Decrease in long-term borrowings                                                 (1,150)          (1,611)
   Issuance of common stock and stock options                                        1,896              639
   Purchase of treasury stock                                                            -             (902)
                                                                                  --------        ---------
                  Net cash provided by (used in) financing activities                  689           (2,415)

Effect of exchange rate changes on cash and cash equivalents                            28             (392)
                                                                                  --------        ---------
Net increase in cash and cash equivalents                                            5,662              691
Cash and cash equivalents at beginning of period                                    10,787           10,585
                                                                                  --------        ---------
Cash and cash equivalents at end of period                                        $ 16,449        $  11,276
                                                                                  ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

Harris Interactive Inc. (the "Company" or "Harris Interactive") is a global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll
(R), the Company has over 45 years experience in providing clients with market research and polling services. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission on September 30, 2002.

2.  EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share ("EPS") for the three and nine months ended March 31, 2003. Unexercised stock options to purchase 549,540 and 1,736,285 shares of the Company's common stock for the three and nine months ended March 31, 2003, respectively, at weighted average prices per share of $8.67 and $5.27, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. During periods of losses from continuing operations, all potentially dilutive securities are excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.


-----------------------------------------------------------------------------------------------------
                                                           Three Months ended      Nine Months ended
                                                            March 31, 2003           March 31, 2003
-----------------------------------------------------------------------------------------------------
Weighted average outstanding common shares for basic EPS       53,162,127              52,680,549
-----------------------------------------------------------------------------------------------------
Diluted effect of outstanding stock options                     2,262,562               1,650,042
-----------------------------------------------------------------------------------------------------
Shares for diluted EPS                                         55,424,689              54,330,591
-----------------------------------------------------------------------------------------------------

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:


                                             Three months ended                       Nine months ended
                                           --------------------------            -----------------------------
                                           March 31,        March 31,            March 31,           March 31,
                                             2003            2002                  2003                 2002
                                             ----            ----                  ----                 ----

Net income (loss)                        $    2,557        $  (1,216)          $    5,625           $ (14,962)

Foreign currency translation
   adjustments                                  (56)            (154)                   6                (345)
Unrealized loss on
   marketable securities                        (12)             (99)                 (58)               (175)
                                         ----------        ----------          ----------           ----------
Total comprehensive income (loss)        $    2,489        $  (1,469)          $    5,573           $ (15,482)
                                         ==========        ==========          ==========           ==========


4.  RECENT ACCOUNTING PRONOUNCEMENTS

                         SFAS 145, SFAS 146 and SFAS 148

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company has adopted SFAS No. 145. The adoption did not have an impact on the Company's financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF Issue No. 94-3. This standard is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. This adoption did not have an impact on the Company's financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending June 30, 2003 and is also required to provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company adopted SFAS 148 on January 1, 2003 and elects to continue to account for its stock based compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as are described in Note 10 of these Unaudited Consolidated Financial Statements. The adoption did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of an

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  RECENT ACCOUNTING PRONOUNCEMENTS CONT

obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003 and there was no impact.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The Company adopted FIN 45 on January 1, 2003 and there was no impact.

5.  BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition has created revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse services, and use a combined worldwide network.

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

The pro forma information set forth below assumes the acquisition with Total Research Corporation had occurred at the beginning of fiscal 2002, after giving effect to adjustments for amortization of intangibles. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

                                         Three months ended           Nine months ended
                                              March 31,                     March 31,
                                     --------------------------  --------------------------
                                        2003            2002        2003           2002
                                     ----------     ----------   ----------     ----------
Revenue                              $  32,080      $   28,323   $  94,877      $   84,352
Net income (loss)                        2,557          (1,216)      5,625         (22,924)
Income(loss) per share - basic       $    0.05      $    (0.02)  $    0.11      $    (0.44)
Income(loss) per share - diluted     $    0.05      $    (0.02)  $    0.10      $    (0.44)

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


                                                        As of March 31, 2003
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

The following table summarizes activity with respect to the restructuring charges for the period ended March 31, 2003:

                                                          Asset write-      Lease
                                              Severance      downs       Commitments     Total
                                              ---------   ------------   -----------     -----
Net charge fiscal 2002                         $ 1,169      $ 2,792        $ 2,261      $ 6,222
   Asset write-offs during fiscal 2002               0       (2,792)             0       (2,792)
   Cash payments during fiscal 2002             (1,098)           0           (160)      (1,258)
                                               -------      -------        -------      -------
Remaining reserve at June 30, 2002                  71            0          2,101        2,172
   Cash payments during fiscal 2003                (71)           0           (854)        (925)
   Fiscal 2003 second quarter adjustments                                     (389)        (389)
   Fiscal 2003 third quarter adjustments                                      (273)        (273)
                                               -------      -------        -------      -------
Remaining reserve at March 31, 2003            $     0      $     0        $   585      $   585
                                               =======      =======        =======      =======

As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. The total number of employees included in the charge and ultimately terminated was 82.

During the second and third quarters of fiscal 2003, the Company adjusted the reserve for restructuring charges by $389 and $273, respectively, for lease commitments that were no longer required. The adjustments are due to the Company obtaining a release from its obligations under previous lease obligations.

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.  GEOGRAPHIC INFORMATION

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the United States, the United Kingdom and Japan. Non-U.S. market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements and all inter-segment sales have been eliminated upon consolidation. Geographic information for the three and nine months ended March 31, 2003 and 2002 are as follows:

                                               U.S.         U.K.        Japan
                                              Market       Market       Market
                                             Research     Research     Research      Total
                                             --------  --------------  ---------    -------
Three months ended March 31, 2003:
Revenue..................................    $ 24,874    $  5,598      $ 1,608     $ 32,080
Long-lived assets........................      62,529       9,123        3,205       74,857

Three months ended March 31, 2002:
Revenue..................................    $ 21,868    $  5,305      $ 1,150     $ 28,323
Long-lived assets........................      66,016       8,808        3,157       77,981


Nine months ended March 31, 2003:
Revenue..................................    $ 73,352    $ 16,896      $ 4,629     $ 94,877
Long-lived assets........................      62,529       9,123        3,205       74,857

Nine months ended March 31, 2002:
Revenue..................................    $ 55,132    $ 11,701      $ 3,428     $ 70,261
Long-lived assets........................      66,016       8,808        3,157       77,981

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

                                                       As of March 31, 2003
                                                   --------------------------------
                                                   Gross carrying      Accumulated
                                                       Amount          Amortization
                                                   --------------      ------------
Amortized intangible assets
         Contract-based intangibles                    $1,450             $  642
                                                       ------             ------
           Total                                       $1,450             $  642
                                                       ======             ======

                                                       March 31,          March 31,
Aggregate amortization expense:                         2003                2002
                                                       ------              ------
  For the three months ended                           $   78              $  78
                                                       ------              ------
  For the nine months ended                            $  234              $ 163
                                                       ------              ------
Estimated amortization expense:
  For the year ending June 30, 2003                    $  312
                                                       ------
  For the year ending June 30, 2004                    $  312
                                                       ------
  For the year ending June 30, 2005                    $  312
                                                       ------
  For the year ending June 30, 2006                    $  106
                                                       ------


9.  GOODWILL

The changes in the carrying amount of goodwill for the period ended March 31, 2003 is as follows:


Balance as of July 1, 2001                                                               $      8,913
Acquisitions of Market Research Solutions Limited and M&A Create Limited
during the quarter ended September 30, 2001                                              $      5,276
                                                                                         ------------
Balance as of September 30, 2001                                                         $     14,189

Acquisition of Total Research during the quarter ended December 31, 2001                 $     49,488
                                                                                         ------------
Balance as of March 31, 2003                                                             $     63,677
                                                                                         ============

                             HARRIS INTERACTIVE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below illustrates the effect on net income (loss) and net income (loss) per share based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, issued in December 2002.

                                         Three months ended           Nine months ended
                                              March 31,                     March 31,
                                     --------------------------  --------------------------
                                        2003            2002        2003           2002
                                     ----------     ----------   ----------     ----------
Net Income (Loss) - As Reported      $   2,557      $  (1,216)   $   5,625       $ (14,962)
Net Income (Loss) - Pro Forma            2,156         (1,582)       4,839         (15,987)

Basic Net Income (Loss) Per Share
   - As Reported                           0.05          (0.02)        0.11           (0.34)
Basic Net Income (Loss) Per Share
   - Pro Forma                             0.04          (0.03)        0.09           (0.36)

Diluted Net Income (Loss) Per Share
   - As Reported                           0.05          (0.02)        0.10           (0.34)
Diluted Net Income (Loss) Per Share
   - Pro Forma                             0.04          (0.03)        0.09           (0.36)

Compensation costs charges against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three and nine months ended March 31, 2003 totaled $23 and $68, respectively. Total compensation costs charged against income for the three and nine months ended March 31, 2002 totaled $72 and $216, respectively.

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

OVERVIEW

Harris Interactive provides market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. Since 1956, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling services.

We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research services on a periodic subscription basis, typically annually. Harris Interactive Service Bureau performs research for other market research firms on a project-by-project basis in response to requests from those firms.

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

Revenue under fixed fee arrangements is recognized on a proportional performance basis based on the ratio of costs incurred to total estimated costs. This revenue includes amounts billed to our clients to cover subcontractor costs and other direct expenses. Provisions for estimated contract losses, if any, are made in the period such losses are determined. Subscription revenue is recognized upon delivery of the research results. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of operations of the Company.

The Company maintains provisions for uncollectible accounts and estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances may be required.

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

The Company evaluates the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income.

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


BUSINESS COMBINATIONS

On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation ("Total Research"), a Delaware corporation, headquartered in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the "Merger"), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition has created revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another's customers, offer customers more comprehensive and diverse services, and use a combined worldwide network. For example, the Company was able to build on Total Research's prior relationship with a key customer to win unrelated Internet-based work in excess of $1 million over the past year.

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

RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWN CHARGE

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6.2 million directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and a reserve for lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002. The Company realized approximately $1.1 million in non-cash savings and $1.9 million in cash savings in fiscal 2002. The Company estimates non-cash savings of approximately $2.1 million and cash savings of approximately $5.6 million, in fiscal 2003. The following table summarizes activity with respect to the restructuring charges for the period ended March 31, 2003:

                                                           Asset write-       Lease
                                              Severance       downs        Commitments    Total
                                              ---------    ------------    -----------    -----
Net charge fiscal 2002                         $ 1,169       $ 2,792         $ 2,261     $ 6,222
   Asset write-offs during fiscal 2002               0        (2,792)              0      (2,792)
   Cash payments during fiscal 2002             (1,098)            0            (160)     (1,258)
                                               -------       -------         -------     -------
Remaining reserve at June 30, 2002                  71             0           2,101       2,172
   Cash payments during fiscal 2003                (71)            0            (854)       (925)
   Fiscal 2003 second quarter adjustment            -             -             (389)       (389)
   Fiscal 2003 third quarter adjustment              -             -            (273)       (273)
                                               -------       -------         -------     -------
Remaining reserve at March 31, 2003            $     0       $     0         $   585     $   585
                                               =======       =======         =======     =======


As of June 30, 2002, all actions were completed, however cash payments for lease commitments have been, and will continue to be, made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. During the second and third quarters of fiscal 2003, the Company adjusted the reserve for restructuring charges by $389 and $273, respectively, for lease commitments that were no longer required. The adjustments are due to the Company obtaining a release from its obligations under lease obligations previously included in restructuring charges.

The total number of employees included in the charge and ultimately terminated was 82.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

                                          Three months ended       Nine months ended
                                               March 31,                 March 31,
                                          -------------------      ------------------
                                            2003         2002        2003        2002
                                            ----         ----        ----        ----
Revenue from services                       100%         100%        100%        100%
Cost of services                             50           51          52          54
                                          ------       ------      ------      ------
Gross profit                                 50           49          48          46
                                          ------       ------      ------      ------
Operating expenses:

Sales and marketing                           7           11           7          11
General and administrative                   36           43          36          49
Restructuring (credits) charges and
   asset write-downs                          (1)                      (1)          9
                                          ------       ------      ------      ------
Operating income (loss)                       8          (5)           6         (23)
Interest and other income, net                -           1            -           2
                                          ------       ------      ------      ------
Net income (loss)                             8          (4)           6         (21)
                                          ======       ======      ======      ======


THREE MONTHS ENDED March 31, 2003 AND 2002

Revenue from services. Total revenue increased 13% to $32.1 million for the quarter ended March 31, 2003, from $28.3 million for the quarter ended March 31, 2002. This increase in quarterly revenue was primarily driven by the $3 million increase in U.S. revenue, or 14%, to $24.9 million for the quarter ended March 31, 2003. The increased U.S. revenue was attributable to growth in several markets, most prominently healthcare and customer loyalty management. Although revenue in the United Kingdom was lower than the Company's expectations because of a continuing British market research industry recession, revenue in that market increased 6% over the prior year third quarter to $5.6 million. Revenue in Japan increased 40%, to $1.6 million, with continued benefit from new contracts with selected customers.

Gross profit. Gross profit increased to $15.9 million, or 50% of revenue, during the third quarter of fiscal 2003, from $13.8 million or 49% of revenue for the same prior year quarter, primarily due to the growth in Internet-related business relative to overall revenue growth. We consider all of the revenue from a project to be Internet-based whenever 50% or more of the surveys used were completed over the Internet. Revenue from Internet-based services was $15.3 million, or 48% of total revenue, for the third quarter of fiscal 2003, compared with $12.2 million, or 43% of revenue for the third quarter of fiscal 2002. This increase in Internet revenue was due to the acquisition of new Internet-based projects as well as the conversion of existing, traditional work to the Internet. The Company's service bureau ("HISB"), which is 100% Internet based, has also played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as custom Internet-based research work. For the third quarter ended March 31, 2003, HISB achieved an all time high in revenue, as the Company's Internet-based research business model continues to mature and expand, primarily in the United States.

Sales and marketing. Sales and marketing expenses decreased to $2.4 million, or 7% of revenue, for the third quarter of fiscal 2003 compared with $3 million, or 11% of revenue, from the same prior year quarter. As a percentage of revenue, sales and marketing expenses decreased four percentage points. The decrease is attributable to reductions in headcount and related expenses, reflecting the Company's continuing efforts to reduce costs, as well as productivity improvements from the increased experience level of the Company's sales force. The quarter's sales and marketing costs as a percentage of sales are in line with the prior fiscal 2003 quarters.

General and administrative. General and administrative expenses decreased to $11.4 million, or 36% of revenue, for the quarter ended March 31, 2003, as compared to $12.2 million or 43% of revenue for the same prior year quarter. The decrease reflects reductions in headcount and related expenses, as well as depreciation and equipment rental and maintenance expenses, and reflects the Company's continuing efforts to reduce costs. Third quarter depreciation and equipment rental and maintenance expenses decreased by a combined $0.4 million, or 19%, as a result of the fixed asset write-offs and lease terminations in connection with the Company's fiscal 2002 second quarter restructuring charge which reduced the level of gross fixed assets. While the Company continues to maintain the major systems and assets established in prior years, overall capital expenditures continue to decrease.

Interest and other income, net. Net interest and other income totaled $0.1 million for the quarter ended March 31, 2003 compared with $0.2 million for the quarter ended March 31, 2002. The decrease was primarily attributable to a lower average marketable securities balance and interest rates for fiscal 2003 compared to the prior year.

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue from services. Total revenue for the first nine months of fiscal 2003 increased 35%, from $70.2 million in fiscal 2002 to $94.9 million in fiscal 2003. This increase in revenue was primarily driven by the $18.2 million increase in U.S. revenue, or 33%, to $73.4 million for the nine months ended March 31, 2003. The increased U.S. revenue was partially attributable to the incremental revenue generated from the acquisition of Total Research Corporation as well as overall growth in several U.S. markets, most prominently healthcare and customer loyalty management. Additionally, excluding the Total Research acquisition, the Company recognized a modest increase in U.S. revenue related to our expanding Internet client base and Internet-based market research services, which contributed $41.7 million in total Internet-based revenue for the nine months ended March 31, 2003, as compared to $28.3 million for the same prior year period.

Revenue for the United Kingdom and Japan for the first nine months of fiscal 2003 increased from the comparable prior year period by $5.2 million, or 44%, and $1.2 million, or 35%, respectively. The increase in U.K. revenue was primarily attributable to the incremental revenue generated from the acquisition of Total Research in November 2001. Revenue from Japan increased with continued benefit from new contracts with selected customers throughout the period.

Gross profit. Gross profit was $45.2 million, or 48% of revenue, for the first nine months of fiscal 2003, compared with $32.1 million, or 46% of revenue, for the same period in fiscal 2002. The improvement in gross margin percentage resulted primarily from the growth in Internet-related business relative to overall revenue growth. Revenue from Internet-based services was $42.0 million, or 44% of total revenue, for the nine months ended March 31, 2003, compared with $28.3 million, or 40% of revenue for the comparable period of fiscal 2002. This increase in Internet revenue was due to the acquisition of new Internet-based revenue as well as the conversion of existing, traditional work to the Internet. Through increasing the level of Internet related work, the Company has been able to use our existing panel for research in place of more expensive outsourcing and telephone costs. HISB has also played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as customer Internet-based research work.

Sales and marketing. Sales and marketing expenses for the first nine months of fiscal 2003 were $6.5 million, or 7% of revenue, compared with $7.4 million, or 11% of revenue, for the comparable period in fiscal 2002. As a percentage of revenue, sales and marketing expenses decreased four basis points. The decrease is attributable to reductions in headcount and related expenses, reflecting the Company's continuing efforts to reduce costs, as well as productivity improvements from the increased experience level of the Company's sales force with Harris Interactive sales and marketing strategies. The Company has been able to maintain consistent sales and marketing costs as a percentage of sales throughout the fiscal year and the annual expenditures support the Company's overall business model established in the prior year.

General and administrative. General and administrative expenses were $34.2 million, or 36% of revenue, for the first nine months of fiscal 2003 compared with $34.6 million, or 49% of revenue, for the comparable period in fiscal 2002. The thirteen basis points decrease reflects reductions in headcount and related expenses, rent expense and depreciation expense, and reflects the Company's continuing efforts to reduce costs. Depreciation and equipment rental and maintenance expenses decreased by a combined $1.5 million, or 23%, as a result of the fixed asset write-offs and lease terminations in connection with the Company's fiscal 2002 second quarter restructuring charge which reduced the level of gross fixed assets. The cost savings from the prior year restructuring plan were partially offset by increased database development costs related to the establishment of our Western European panel as well as the continued expansion of our U.S. panel, which are expected to continue throughout fiscal 2003. As part of its cost savings efforts, the Company has eliminated all but two telephone centers, retaining one each in the United States and the United Kingdom primarily to support committed projects with longer-term, predictable needs. The balance of telephone data collection has been migrated to lower cost providers, including some in foreign countries.

Interest and other income, net. Net interest and other income totaled $0.4 million for the first nine months of fiscal 2003 compared with $1.1 million for fiscal 2002. The decrease was primarily attributable to a lower average marketable securities balance and interest rates for fiscal 2003 compared to the prior year.

SIGNIFICANT FACTORS AFFECTING COMPANY PERFORMANCE

In the past, the Company has reported EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), which is a non-GAAP financial measure as defined under SEC Regulation G. The Company has reported EBITDA because management believes that EBITDA, although not a GAAP measurement, is widely understood and is an additional tool that assists investors in evaluating current operating performance of the business without the effect of the non-cash depreciation and amortization expenses. Management internally monitors EBITDA to monitor cash flow unencumbered by non-cash items. While instructive, EBITDA should be considered in addition to, rather than as a substitute for, operating income, net income or cash flows from operations or any other GAAP measure of performance or liquidity.

Globally, for the three and nine months ended March 31, 2003, EBITDA was $3.9 million, or 12% of revenue, and $9.4 million, or 10% of revenue, respectively, as reconciled with the most directly comparable financial measure calculated in accordance with GAAP within the following table.

                                          Three months ended       Nine months ended
                                               March 31,                 March 31,
                                          -------------------      ------------------
                                           2003         2002        2003        2002
                                          ------       ------      ------      ------
Net income (loss)                          2,557       (1,216)      5,625     (14,962)
Less: interest and other income, net        (108)        (225)       (387)     (1,116)
Plus: income tax expense                       -            -           -           -
Plus: depreciation and amortization        1,443        1,764       4,200       5,510
                                          ------       ------      ------      ------
EBITDA                                     3,892          323       9,438     (10,568)
                                          ------       ------      ------      ------
Net income (loss) as a % of revenue           8%          (4%)         6%        (21%)
                                          ------       ------      ------      ------
EBITDA as a % of revenue                     12%           1%         10%         15%
                                          ======       ======      ======      ======

By comparison, a published index reports average EBITDA as a percentage of revenue of 5.9% for the U.S. market research industry as a whole.

The primary factors driving the growth in the Company's gross profit, EBITDA and net income (loss) are growth in revenue and the mix of the revenue derived from Internet versus Non-Internet work. The Company's model is based upon the premise that Internet work is more profitable than traditional work, due to the comparatively low variable data collection cost of Internet work. The model, which the Company believes reasonably represents comparability of traditional and Internet-based projects, is as follows:

                                           Traditional       Internet-Based
                                           -----------       --------------

      Revenue                              100%              100%
      Cost of Services
      (as a % of Revenue)
           Direct Payroll                  25%               30%
           Variable Data Collection        40%               5% - 10%
      Variable Gross Profit                35%               60% - 65%
      (as a % of Revenue)

In addition to the Variable Data Collection Costs, the Internet-Based model has additional fixed costs associated with the development and maintenance of underlying databases and Internet technology. Such costs decrease EBITDA and Net Income for Internet-based work. In general, however, due to the interplay between the variable and fixed components of cost, the premise is that, as the percentage of Internet work increases, and assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course, Net Income and EBITDA as a percentage of revenue should also increase. Based upon the operation of the model, the Company believes that net operating margins of its business can grow steadily over a period of years with a potential as high as EBITDA in the range of high teens to 20%. Such growth is predicated upon the Company's global mix of Internet-based versus traditional work, continued growth of revenue with the ability to continue to achieve reasonable pricing, controlled growth of operating expenses, and maintenance and continued growth of the respondent database sufficient to support the Company's business at reasonable per-unit costs. The model should be viewed as illustrative and not as an actual measure or predictor of any particular project or the Company's projects as a whole at any given point in time.

Regarding the Company's ability to continue to generate revenue, the Company must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 5% of the Company's revenue, the Company has had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. The Company's ability to generate revenue is dependent not only on execution of its business plan but also on general market factors outside of its control.

Regarding the mix of work, for the quarter ended March 31, 2003, the Company's actual Internet mix was 48% on a global basis and 61% in the United States alone. Although the Company continues to work to convert projects to the Internet in the United States, the primary new growth opportunity is in Europe, where the ability to change the Internet mix is dependent upon the Company's ability to continue to expand the size of its respondent panel and increase customer acceptance of Internet-based work. The globalization of the Internet portion of the Company's business has commenced and will ramp up over the next several years.

The Company's database of Internet survey respondents continues to be a critical component of its success. The Company believes that its multi-million participant U.S. database continues to be adequate to service its Internet-based business. In fiscal 2003, the Company launched an initiative to build a European database as well. To that end, it has entered into name acquisition agreements with a major Internet portal and others. Names are being added regularly to the European database and the Company is now conducting Internet-based projects in Europe. The Company will continue to expand the European panel in fiscal 2003 and beyond in order to support growth of Internet-based research in Europe. Both in the U.S. and in Europe, the Company continues efforts to enhance existing and build new specialty panels. For example, it has entered into joint development activities with IMS Health, Inc. to build physician specialty panels. The amount of the Company's investments in names for its databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, and attrition.

Internet databases by their nature have participant attrition. There are no standard measurement systems for such attrition, particularly in the Internet survey response field. Measurement involves complex variables. For example, determining attrition, by lack of response from a panelist for a set length of time since last contact, is not necessarily reflective of expected long-term attrition. The panelist may not have had an interest in responding regarding particular survey topics offered over a period of time but may, after an absence, respond to a later survey covering a topic of particular interest to the respondent. Thus, percentage rates of attrition may not be comparable or meaningful within the industry. When the Company first developed its Internet model, it expected attrition of panel members to be in the range of 20% annually. With the Company's increased expertise gained from several years of investment in panel management techniques, it monitors panel fatigue and attrition in multiple ways. Its overall attrition rates by most measures, however, are significantly less than originally anticipated.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a line of credit with a commercial bank providing borrowing availability up to $5.0 million in fiscal 2003 and 2002, at the prime rate. The prime rate in effect at March 31, 2003 was 4.25% and borrowings under this arrangement are due upon demand. There were no borrowings outstanding under this agreement at March 31, 2003 or 2002. The line of credit is collateralized by the assets of the Company.

As of March 31, 2003, the Company had short-term and long-term borrowings of $0.8 million and $0.4 million, respectively, primarily limited to operations in Japan. Interest rates related to the borrowings range from 1.8% to 3.0% with maturity dates extending to 2006. There are no restrictive covenants associated with these borrowings.

Net cash provided by operating activities was $9.3 million for the first nine months of fiscal 2003 compared with net cash used in operating activities of $5.2 million for the same period during fiscal 2002. The positive cash flow in fiscal 2003 was primarily the result of the Company generating net income in fiscal 2003, compared to the funding of net losses, including the restructuring and asset impairment charge, in fiscal 2002.

Net cash used in investing activities was $4.3 million for the first nine months of fiscal 2003, compared with net cash provided by investing activities of $8.7 million for the same period in the prior year. The decrease resulted from the maturity and liquidation of fewer marketable securities in fiscal 2003 compared to fiscal 2002. Investing activities for the first nine months of fiscal 2002 also included the use of $3.8 million related to acquisitions. Capital expenditures of $2.1 million for the first nine months of fiscal 2003 were consistent with the $2.0 million for the same prior year period.

Net cash provided by financing activities was $0.7 million for the first nine months of fiscal 2003, compared with net cash used in financing activities of $2.4 million for the same period during fiscal 2002. The change is due to fewer repayments of long-term and short-term debt obligations for the period in fiscal 2003 compared to fiscal 2002 as well as $1.9 million in proceeds from the issuance of common stock and exercise of stock options in fiscal 2003 as compared to $0.6 million from the same prior year period. Financing activities for the first nine months of fiscal 2002 also included the repurchase of 422,900 shares being held as Treasury Stock. There were no buy backs of Treasury Stock in the first nine months of fiscal 2003, although the buy back agreement is still in effect

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, acquisition activity and other factors. Management anticipates that continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2003 will be consistent with fiscal 2002.

At March 31, 2003, the Company had $35.3 million in cash and marketable securities. The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

We have historically had very low exposure to changes in foreign currency exchange rates. Therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. While the United Kingdom now contributes significantly to our revenue, we continue to believe our exposure to foreign currency fluctuation risk is low. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.


ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the Company's internal controls, and therefore there were no corrective actions taken.

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

The Company issued and sold an aggregate of 737,701 shares of its common stock to employees during the third quarter of fiscal 2003, upon the exercise of options granted under the Company's 1997 stock option plan, at prices ranging from of $0.35 to $3.70 per share, for an aggregate cash consideration of $469,574. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

During the period from December 6, 1999 through March 31, 2003, the Company used a portion of the proceeds from its initial public offering as follows: (i) approximately $56.1 million of net cash used for working capital and general corporate purposes, including capital expenditures, (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel, (iii) approximately $11.3 million of net cash for business acquisitions, and (iv) approximately $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits

10.1 Form of Change of Control Agreement entered into by the Company with each of the following individuals:

         Dennis K. Bhame                    Arthur E. Coles
         Gareth Davies                      James E. Fredrickson
         Ronald B. Knight                   Peter J. Milla
         Gregory T. Novak                   George H. Terhanian
         David B. Vaden

99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) - Reports on Form 8-K
None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 14, 2003                              Harris Interactive Inc.



                                By             /s/ BRUCE A. NEWMAN
                                  ----------------------------------------------
                                                  Bruce A. Newman
                                Chief Financial Officer, Secretary and Treasurer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

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



Date: May 14, 2003               Signature: /s/ GORDON S. BLACK
                                            ------------------------------------
                                            Gordon S. Black
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

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



Date: May 14, 2003               Signature: /s/ BRUCE A. NEWMAN
                                            ------------------------------------
                                            Bruce A. Newman
                                            Chief Financial Officer, Secretary
                                            And Treasurer
                                            (Principal Financial Officer)

                                  Exhibit Index

10.1 Form of Change of Control Agreement entered into by the Company with each of the following individuals:

         Dennis K. Bhame                    Arthur E. Coles
         Gareth Davies                      James E. Fredrickson
         Ronald B. Knight                   Peter J. Milla
         Gregory T. Novak                   George H. Terhanian
         David B. Vaden

99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                                                    Exhibit 10.1

During the three month period ended March 31, 2003, the following change of control agreement was entered into between the Company and each of the following individuals:

-  Dennis K. Bhame
-  Arthur E. Coles
-  Gareth Davies
-  James E. Fredrickson
-  Ronald B. Knight
-  Peter J. Milla
-  Gregory T. Novak
-  George H. Terhanian
-  David B. Vaden

                                    AGREEMENT

         This Agreement is made as of January 27, 2003 by and between HARRIS INTERACTIVE INC., a Delaware corporation with offices at 135 Corporate Woods, Rochester, New York 14623 ("Harris") and ____________________ ("Employee").

         WHEREAS, Employee is employed by Harris in a senior managerial role, and Harris desires to provide additional employment incentives to Employee,

         NOW THEREFORE, in consideration of the continued employment of Employee by Harris, the mutual promises herein contained, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

         1. Definitions.

         (a) "Bonus" shall mean non-salary, discretionary cash compensation, whether paid under a performance based bonus plan or otherwise.

         (b) "Cause" shall mean (i) refusal or substantial failure to perform (other than due to physical or mental disability), or misconduct in the performance of, the ordinary and customary duties of Employee as reasonably required by Harris or a New Employer, provided that such refusal, failure, or misconduct has continued after Harris or the New Employer has given Employee five business days written notice of same, (ii) overt and willful disobedience of orders or directives issued by the Board of Directors of Harris or the New Employer that are within the reasonable scope of Employee's duties to Harris or the New Employer, (iii) conviction of or commission of any felony, whether or not related to performance of duties under this Agreement, (iv) commission of any other illegal act if committed in connection with the performance of duties for Harris or the New Employer if such act could reasonably tend to bring Harris or Employee into disrepute in the community, or (v) material violation of Harris's or the New Employer's written rules, regulations or policies of general application provided that such violation has continued after Harris or the New Employer has given Employee five business days written notice of same.

         (c) A "Change of Control" shall be deemed to have occurred if:

             (i) a majority of the members of the Board of Directors changes within any twelve month period;

             (ii) the stockholders of Harris approve a complete liquidation or dissolution of Harris, except in connection with a recapitalization or other transaction which does not otherwise constitute a Change of Control for purposes of subsection (iii) or (iv) below;

             (iii) any consolidation or merger of Harris occurs; or

             (iv) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of assets accounting for fifty percent (50%) or more of total assets or fifty percent (50%) or more of the total revenues of Harris occurs;

other than, in case of either subsection (iii) or (iv), a transaction in which immediately following such transaction, (x) more than fifty percent (50%) of the combined voting power of the then outstanding voting securities of the surviving entity in the case of a merger or consolidation or acquiring entity in the case of a transfer (in each case, the "Surviving Entity") entitled to vote generally in the election of directors (or other determination of governing body) is then beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) by all or substantially all of the individuals and entities who were the owners of Harris common stock immediately prior to such transaction in substantially the same proportion, as among themselves, as their ownership of such common stock immediately prior to such transaction, or (y) a majority of the directors (or other governing body) of the Surviving Entity consists of members of the Board of Directors of Harris in office during the twelve months preceding the applicable transaction.

         (d) "Confidential Information" shall mean any and all information and material proprietary to Harris or not generally known or available to the public in which Harris has any interest or rights now or in the future, including without limitation Harris's business strategies, client lists, supplier lists, partners, agreement terms, pricing, databases, products, designs, processes, systems, methods; trade secrets, know-how, data, technical plans, drawings, information, inventions, formulas, technology and anything else that might be construed as proprietary or confidential in nature. Confidential Information shall not include information and material (i) publicly available through no action by Employee, (ii) released by Harris with a written waiver of confidentiality, (iii) lawfully obtained from third parties, or (iv) previously known or developed by third parties independently of Harris and Employee provided that such knowledge or development can be independently substantiated.

         (e) "Good Reason" shall mean:

             (i) material breach of Harris's or the New Employer's obligations to Employee, provided that Employee shall have given reasonably specific written notice thereof to Harris and/or the New Employer, and Harris and/or the New Employer shall have failed to remedy the circumstances within ten business days thereafter;

             (ii) any decrease in Employee's base salary as in effect immediately prior to any Change of Control, or any material decrease in Employee's benefits if such modification is not of general applicability to other senior managerial Employees of Harris or the New Employer;

             (iii) the relocation of Employee's principal office to a location more than thirty (30) miles from the location of his[her] office immediately prior to any Change of Control; provided, however, that Employee's principal office shall not be deemed to be relocated by virtue of Employee being required to spend up to ten working days per month on average in Harris's or the New Employer's, and their affiliates', other offices; or

             (iv) the failure of any New Employer or successor in interest of Harris to be bound by the terms of this Agreement.

         (f) "New Employer" shall mean the new employer resulting from a Change of Control.

         2. Compensation After Change of Control. If at any time within the first year after a Change of Control Employee's employment is terminated by Harris or a New Employer other than for Cause, or Employee terminates his[her] employment for Good Reason, Employee shall be entitled to receive the benefits provided in this Section 2. No benefits shall be payable under this Section 2 under other circumstances.

         For the one year period following the date of termination (the "Coverage Period"), Harris or the New Employer shall pay to the Employee an aggregate amount equal to (i) Employee's base annual salary at the rate in effect immediately before the effective date of the Change of Control, and (ii) the average annual value of the Employee's annual Bonus (with such average based on Bonuses earned during the immediately preceding two full fiscal years). Payments shall be made in bi-weekly installments, less standard deductions, in the same manner and frequency as compensation payments were made prior to the Coverage Period. If, however, termination is by Employee for Good Reason under subsection (iv) of the definition thereof, the payment to Employee shall be made in a single aggregate lump sum, rather than in installments.

         In addition to such compensation and during the same period Harris or the New Employer shall provide, or cause to be provided, health insurance benefits equivalent to those provided by Harris immediately prior to the Change of Control, or to the extent that such benefits are not available under Harris's or the New Employer's group plans, reimbursement to the Employee of an amount equivalent to the cost paid by Harris for such benefits immediately prior to the Change of Control. Harris or the New Employer also shall provide reimbursement for reasonable (in the discretion of Harris or, if applicable, the New Employer) and actual expenses incurred by Employee for six months of out-placement services.

         Such payments shall be in addition to, and not in lieu of, payments otherwise due under Harris and/or the New Employer's employment policies.

         3. Confidentiality. During the course of his[her] employment, Employee may have access to, develop, or otherwise be exposed to or aware of Confidential Information. Employee acknowledges that the Confidential Information must be kept strictly confidential. During and after termination of Employee's employment by Harris Employee agrees: (a) to take every reasonable precaution to safeguard and treat the Confidential Information as confidential, (b) not to disclose the Confidential Information to any third party except as part and in furtherance of the business of Harris, and (c) not to disclose or use the Confidential Information in any manner that would not be in furtherance of the interests of Harris.

         4. Non-Compete; Non-Solicitation. In consideration of, and as a condition to the benefits afforded Employee under this Agreement and in consideration of the other rights and privileges of Employee, Employee agrees that:

(a) during the term of his[her] employment, Employee shall not, directly or indirectly, including among others as a director, officer, employee, agent, partner or equity owner (except as owner of less than 1% of the shares of the publicly traded stock of a corporation) of any entity, compete in any manner with Harris, or if applicable, the New Employer;

(b) if at any time within the first year after a Change of Control either (i) Employee voluntarily terminates his[her] employment except for Good Reason or (ii) Employee is terminated for Cause, then for a period of one year following the date of such employment termination Employee shall not, directly or indirectly, including among others as a director, officer, employee, agent, partner or equity owner (except as owner of less than 1% of the shares of the publicly traded stock of a corporation) of any entity, solicit or otherwise deal in any way with any of the clients or customers of Harris, or if applicable New Employer, as of the time of his[her] voluntary termination (including also and without limitation any client to whom Harris, or after a Change of Control New Employer, has sold services or products in the two years prior to termination and any prospective client or customer for whom a bid or proposal has been prepared within the previous six months) with respect to any services or products competitive with those of Harris;

(c) if at any time within the first year after a Change of Control either (i) Employee's employment is terminated by Harris or a New Employer other than for Cause, or (ii) Employee terminates his[her] employment for Good Reason, then during the Coverage Period Employee shall not, directly or indirectly, including among others as a director, officer, employee, agent, partner or equity owner (except as owner of less than 1% of the shares of the publicly traded stock of a corporation) of any entity, solicit or otherwise deal in any way with any of the clients or customers of Harris, or if applicable New Employer, as of the time of his[her] voluntary termination (including also and without limitation any client to whom Harris, or after a Change of Control New Employer, has sold services or products in the two years prior to termination and any prospective client or customer for whom a bid or proposal has been prepared within the previous six months) with respect to any services or products competitive with those of Harris;

(d) if at any time within the first year after a Change of Control either (i) Employee voluntarily terminates his[her] employment except for Good Reason or (ii) Employee is terminated for Cause, then for a period of two years following the date of such employment termination Employee shall not solicit for hire or hire, or in any manner, whether directly or indirectly, be involved in, participate in, or benefit from the solicitation for hire or hiring of, any employee of Harris or any person who was employed by Harris within the six month period prior to such solicitation or hire (including employees and previous employees of New Employer who were employees of Harris immediately prior to the Change of Control); and

(e) if at any time within the first year after a Change of Control either (i) Employee's employment is terminated by Harris or a New Employer other than for Cause, or (ii) Employee terminates his[her] employment for Good Reason, then during the Coverage Period and one-year period following the Coverage Period, Employee shall not solicit for hire or hire, or in any manner, whether directly or indirectly, be involved in, participate in, or benefit from the solicitation for hire or hiring of, any employee of Harris or any person who was employed by Harris within the six month period prior to such solicitation or hire (including employees and previous employees of New Employer who were employees of Harris immediately prior to the Change of Control).

Employee acknowledges that Harris's legal remedies for a breach of this provision shall be inadequate and that in addition to any other rights, including among others the right to terminate further payments hereunder, Harris shall be entitled to obtain injunctive relief to enforce this provision.

         5. Successors and Assigns. This Agreement shall inure to the benefit of, and shall be binding upon, the respective heirs, legal representatives, successors, and assigns of the parties hereto.

         6. Governing Law. This Agreement shall be construed under and governed by the laws of the State of New York, without reference to principles of conflicts of laws. The parties hereto consent to exclusive venue in the courts of the State of New York sitting in Monroe County, or in the United States District Court, Western District of New York.

         7. Entire Agreement/Waivers. This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof and shall not be modified or amended except in writing signed by both of the parties. No waiver of any breach of this Agreement shall be a waiver of any preceding or succeeding breach, and no waiver of any right under this Agreement shall be construed as a waiver of any other right.

         8. Severability. If one or more of the provisions in this Agreement are deemed unenforceable by law, then the remaining provisions will continue in full force and effect.


         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered as of the date first above written.

HARRIS INTERACTIVE INC.

By: /s/ COMPANY              Date:
    ---------------
    Company


    /s/ EMPLOYEE             Date:
    ---------------
    Employee