Form 10-K
period 2003-06-30
HARRIS INTERACTIVE INC
filed 2003-09-26
CIK 1094238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-27577
                             ---------------------
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

     INDICATE BY CHECKMARK IF DISCLOSURE OF DELINGUENT FILERS PURSUANT to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     As of December 31, 2002, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $92,293,526.

     On September 15, 2003, 55,448,763 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in November 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARRIS INTERACTIVE INC.
                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                     INDEX

                                                                        PAGE
                                                                        ----
                                  PART I:
"Safe Harbor" Statement under the Private Securities Litigation Reform    3
  Act of 1995.........................................................
Item 1:   Business....................................................    3
Item 2:   Properties..................................................   15
Item 3:   Legal Proceedings...........................................   16
Item 4:   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II:
Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6:   Selected Consolidated Financial Data........................   18
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8:   Financial Statements and Supplementary Data.................   38
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   62
Item 9A:  Controls and Procedures.....................................   62

                                 PART III:
Item 10:  Directors and Executive Officers of the Registrant..........   62
Item 11:  Executive Compensation......................................   62
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   62
Item 13:  Certain Relationships and Related Transactions..............   62
Item 14:  Principal Accountant Fees and Services......................   62

                                  PART IV:
Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   63
Signature.............................................................   68

                                     PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section of this Form 10-K. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission should also be reviewed.

ITEM 1. BUSINESS

     Harris Interactive Inc. is a Delaware corporation that was incorporated in 1997. Harris Interactive Inc. and its subsidiaries (also herein referred to as "Harris Interactive", "we", "our", "us", or the "Company") is a worldwide market research and consulting firm best known for The Harris Poll(R), and for pioneering the Internet method to conduct scientifically accurate market research. Harris Interactive combines proprietary methodologies and technology with expertise in predictive, custom and strategic research. The Company conducts international research through its various U.S. offices, its wholly-owned subsidiaries: London- based HI Europe (www.hieurope.com) and Tokyo-based Harris Interactive Japan K.K. (www.hpol.co.jp) -- as well as through its Global Network of local market and opinion research firms.

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

     The Company has its corporate headquarters in Rochester, New York. The Company's fiscal year ends June 30th. Information about the Company's products and services, shareholder information, press releases, and SEC filings can be found on the Company's website at www.harrisinteractive.com. We make available free of charge through our website the documents and reports we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website (or the websites of our subsidiaries) does not constitute part of this Report on Form 10-K.

OVERVIEW

     The Company operates as one business segment, and services its clients through six distinct operating groups:

     - Business and Consumer Research,

     - Health Care & Policy Research,

     - Customer Loyalty Management,

     - HI Europe,

     - Harris Interactive Japan, and

     - Harris Interactive Service Bureau.

     The operating groups conduct:

     - custom research -- internet-based and traditional studies conducted on specific issues for specific customers,

     - multi-client research -- internet-based studies conducted on issues of general interest and sold to numerous clients, and

     - service bureau research -- internet-based data collection conducted for other research firms.

     In 1997, the Company embarked on its mission to develop an Internet panel and the proprietary technology infrastructure necessary to conduct fast, comprehensive and accurate online market research. Accordingly, we have made, and will continue to make, significant expenditures to drive the transformation of the market research and polling industry to an Internet-based platform. We believe that Harris Interactive is the leading Internet-based market research and polling firm in the world, based on the size of our Internet panel, the number of online surveys that we have completed and the amount of revenue we derive from online research.

     The Company operates telephone data collection centers in Rochester, New York, London, England, and Tokyo, Japan. The Company's phone centers conduct interviews utilizing computer-based questionnaires. The data are immediately uploaded to the Company's central data-processing center, thereby enabling more efficient and effective analysis. The Company's phone centers have sufficient capacity to support reasonably predictable long-term needs. The Company also out-sources telephone data collection to support shorter-term project needs and others that exceed the Company's internal capacity.

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

     Harris Interactive and The Harris Poll are U.S. registered trademarks of Harris Interactive Inc. This Form 10-K also includes other trademarks, trade names and service marks of Harris Interactive and of other parties.

OUR MARKET OPPORTUNITY

  GENERAL OVERVIEW

     Business is becoming more complex. Heightened competition, consolidation, globalization of product markets, accelerated product launch schedules, shortened product life and rapidly changing consumer preferences mark today's business environment. This complexity has escalated the value of accurate and timely information needed to make critical decisions. Business covets data about the preferences, needs, buying behavior and brand awareness of existing and potential clients. Well-managed companies also need to continuously track product performance and competitive position, monitor consumer satisfaction and loyalty, measure advertising effectiveness and determine price sensitivity.

     Historically, market research has been performed using traditional data collection methodologies: telephone, mail and in-person interviews. However, these methods are becoming increasingly less effective (and less affordable) due to high data collection costs, small sample sizes and the extensive time required to perform the research. Consequently, large traditional research projects can only be funded by organizations with significant resources. The Internet has dramatically changed the market research and polling industry, making it possible for the first time to survey a broad, diverse population at costs and speeds that were previously unattainable. This capacity has actually increased the amount of research that is being completed as much of our revenue is "new" research that had never been done before.

THE INTERNET AND ITS IMPACT ON THE MARKET RESEARCH AND POLLING INDUSTRY

     Since its conception in the early 1960s, the Internet has enabled hundreds of millions of people worldwide to gather and share information as well as conduct business electronically. The use of the Internet as a market research and polling tool is still in its relatively early stages, having only been practiced for the last five to seven years.

     Harris Interactive first began testing the Internet to conduct market research and polling in 1997. At that time, there were approximately 40 million people, or only about 16% of the U.S. population, who had Internet access. They were not representative of the general population. Harris Interactive had to perfect data weighting systems to correct for this bias. Today, the demographic composition of Internet users has become closer to the overall population and highly accurate weighting procedures have been developed, making the Internet a viable means to conduct market research -- with significant advantages, including:

     - FLEXIBILITY -- Internet-based market research is conducted on the respondent's schedule -- not the telephone researcher's schedule. Online questionnaires may be completed at home, work or anyplace with Internet access. Surveys can be created in multiple languages and administered around the world seven days a week, twenty-four hours a day.

     - VERSATILITY -- Motion and still pictures, graphics, advertising copy and other visual materials can be viewed over the Internet, a feature not available with telephone sampling. The images can be combined with sound as well as protected from being stolen, printed, forwarded, copied or saved. Internet-based methodology allows questions and their sequence in surveys to be modified as panelists respond. Mail surveys, in contrast, are limited to the order and content of the printed text of the survey. Online qualitative research techniques such as chat room or bulletin board focus groups provide substantial savings in time and travel costs.

     - SPEED -- In our experience, an average mail survey takes approximately six weeks from design to completion. In contrast, Internet surveys can generally be completed in two to seven days. As voicemail, caller ID, call screening answering machines, do-not-call protection, and a general aversion to telemarketing proliferate, call acceptance rates drop and telephone researchers must call more people to get the same number of completed surveys. Therefore, the speed (and cost) advantage of the Internet model actually becomes greater as the sample size increases.

     - VALUE -- Internet-based methodology offers significant cost benefits when compared to traditional market research methodologies. Traditional survey sample size is limited due to the high data collection costs per response. Internet-based market research methods can provide larger and more robust sample sizes for the same cost, or the same sample size can be gathered at a reduced cost.

     - PRODUCTIVITY -- Because online panelists can read questions faster than they can listen, more questions can be asked in the same amount of time. Respondents in qualitative sessions conducted online create their own transcripts, which can be immediately reviewed and analyzed by the market researcher- versus having to create transcriptions from audiotapes.

THE HARRIS INTERACTIVE ADVANTAGE

     We believe that Harris Interactive is the global leader in online market research. We offer our clients a broad suite of Internet-based market research and polling products. We have several competitive advantages that we believe will enable us to maintain and expand our lead position in Internet-based research. Our key competitive advantages include:

     - HIGHLY SATISFIED AND LOYAL CLIENTS. Our intensive measurement of customer satisfaction and the associated process improvements have allowed us to greatly improve the quality of services that we deliver. All of our researchers and managers are evaluated on the customer satisfaction scores that they earn from their clients, and their bonus compensation is tied to customer satisfaction levels. Consequently, our Company-wide client satisfaction scores (over 9.0 out of 10 in fiscal
       2003) are among the best in the industry.

     - This high level of customer satisfaction provides us with a true competitive advantage in the marketplace by:

      - Monitoring and then responding to changing customer needs,

      - Increasing the loyalty of our customers, which generates a larger lifetime value earned from each client,

      - Improving our margins by softening price sensitivity, and

      - Decreasing our cost of sales due to the higher propensity for repeat business.

     - A PROPRIETARY PROPENSITY SCORE WEIGHTING SYSTEM. This system ensures very accurate online data collection results by correcting for data anomalies that occur due to sample bias - such as the difference in behavior between online respondents and offline respondents. We believe that no other online market research firm has an equal system to correctly weight data and project results to a larger population. The accuracy of this system was proven when Harris Interactive produced the most accurate forecast of the 2000 U.S. presidential election and state-by-state forecasts (72 races in total) that were approximately 2 times as accurate as those generated through telephone polls.

     - THE WORLD'S LARGEST INTERNET PANEL for conducting online market research. Currently, our panel consists of several million individuals from around the world who have been double opted-in and voluntarily agreed to participate in our various online research studies. We are currently adding thousands of additional names to our global panel on a daily basis. This large and diverse Internet panel enables us to:

      - conduct a broad range of customer-specific or multi-client research studies across a wide set of industries,

      - conduct very large surveys of the general population and studies of low-incidence, hard-to-find subsets,

      - market new research products and services through co-branded alliances that we historically could not develop alone, and

      - sell our online data collection services to other research firms through the Harris Interactive Service Bureau, enabling us to penetrate new markets and gain additional market share where we do not have relationships or specific expertise.

     - SPECIALTY-PANELS. During the past three years, we have performed additional screening of the respondents in our main panel in order to form specialty panels or groups of people with similar, hard to find characteristics. We have developed numerous specialty panels, including Affluent, Chronic Illness, Gay, Lesbian and Bisexual, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision Makers. Our clients highly value our ability to rapidly perform online surveying of these low incidence populations, and have even asked us to develop proprietary specialty panels exclusively for their use. Specialty panel research has become a key driver of high profit revenue growth for the Company.

     - PROPRIETARY TECHNOLOGY INFRASTRUCTURE. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. The key elements of our technology infrastructure include:

      - A HIGH SPEED CUSTOMIZED EMAIL SYSTEM, which enables us to rapidly format, target and send over one million customized email invitations per hour;

      - A SOPHISTICATED SURVEY ENGINE, which can process 240,000 five-minute incoming surveys per hour with a peak capacity of 20,000 surveys processed simultaneously;

      - SOFTWARE SYSTEMS with the ability to collect data in any language supported by Microsoft, including double-byte character sets (such as the Asian languages) and left to right reading languages;

      - An advanced SURVEY DISPATCHER SYSTEM, which acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers - and to ensure that no respondent will get a "sorry - the system is busy" notice. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns.

      - A patented customizable MULTI-LANGUAGE REGISTRATION AND POLLING SYSTEM, which allows new and existing panel members to add, delete or update their registration information online, and which recognizes each panelist's language preference and delivers the survey in that language;

      - Flexible, AUTOMATED REAL TIME REPORTING TOOLS that allow online access to weighted survey data at any time and speed the process of data delivery to clients;

     - A SCALABLE TECHNOLOGY INFRASTRUCTURE. This infrastructure was designed with no theoretical upper limit and can easily and cheaply grow with the expansion of our business. Currently, we believe that we can double our existing capacity at a cost of less than $300,000.

     - A STRONG BRAND. We believe that The Harris Poll is one of the best-known polls operating in the United States today. For over 45 years, The Harris Poll has been recognized for providing trusted information to a broad range of companies, non-profit organizations and governmental agencies. We use a variety of marketing strategies to heighten awareness of and enhance brand recognition of The Harris Poll, Harris Interactive and our Internet-based products and services.

OUR PRODUCTS AND SERVICES

     Our services are focused upon serving numerous vertical markets, which include, but are not limited to, pharmaceutical and health care, ecommerce, consumer packaged goods, automotive, financial services, technology, education, media and advertising and public policy. By aligning all of our support functions (e.g. sales, marketing, research staff, etc.) to specific vertical markets, we can effectively and efficiently deliver our services, while providing a high level of industry expertise and consultative support.

     Our three primary sources of revenue are:

      - custom research

      - multi-client research

      - service bureau research

     All multi-client and service bureau research is conducted via the Internet. We deliver custom research by employing both traditional and Internet-based methodologies. Currently, we are aggressively transitioning our custom research and polling products and services to Internet-based research. During fiscal 2003, 46% of our total revenue was derived from Internet-based products, up from 41% in fiscal 2002. We continue to dedicate a significant amount of our financial and management resources to developing and marketing new products and services that use our Internet-based methodologies.

     The following table summarizes our products and services.

PRODUCT TYPE                                 DESCRIPTION                           METHODOLOGY
------------                                 -----------                           -----------
Custom Research                  Market research and polling          Traditional and Internet-based
                                 conducted on an issue specifically
                                 identified by a client.
Multi-Client Research            Studies developed for, and sold to,  Internet-based
                                 a large number of clients who have
                                 a similar interest in a particular
                                 subject area -- like Equitrend(R)
                                 brand equity research and our
                                 annual Business School Reputation
                                 Rankings.
Service Bureau Research          Data Collection conducted for other  Internet-based
                                 market research firms.

CUSTOM RESEARCH

     For almost 50 years, we have provided custom research to a broad range of clients, ranging from business-to-business and business-to-consumer companies, to non-profit organizations and governmental agencies. This experience has served as our foundation to build the techniques used to conduct accurate Internet-based custom research. Our long history has also provided us with particular strong expertise in the following markets:

     - health care,

     - pharmaceuticals and medical devices,

     - office equipment and technology,

     - education and public policy,

     - transportation,

     - marketing communications and advertising, and

     - public relations.

     We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

     - SURVEY DESIGN -- Initial meetings are conducted with the client to clearly define the objectives and reasons for the study which ensures that the data collected by the research will meet the customer's needs. Based on the requirements, we then determine the proper research procedure such as a mail, telephone or Internet survey, focus group meetings or personal interviews, identify the population to be surveyed, and design the survey questionnaire or focus group protocol.

     - DATA COLLECTION -- Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, or by holding focus group meetings or any combination of the above. Quality procedures assure that surveys are returned and the correct number of interviews are completed.

     - WEIGHTING, ANALYSIS AND REPORTING -- We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

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

MULTI-CLIENT RESEARCH

     Multi-client research is sold on a one-time or subscription basis to a large number of customers that have an interest in a particular market segment or research application. Our multi-client products are developed on an independent or co-branded basis and are marketed by us. We collaborate with other parties that have unique experience in a particular subject or market to produce co-branded multi-client products. Agreements for co-branded studies are negotiated on a case-by-case basis, with revenue generally applied to specified categories of expenses and any profits shared accordingly. Co- branded products typically enable our clients to conduct research that they could not conduct without our Internet panel and technology infrastructure. By combining their expertise with our vast database and research capabilities, we are able to develop and market products that benefit both parties.

SERVICE BUREAU RESEARCH

     The Harris Interactive Service Bureau (HISB) conducts Internet-based data collection for other market research firms that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such capabilities themselves. In addition to being a strong revenue source, HISB also enables us to penetrate markets or industries where we do not have current relationships or specific expertise. We also believe that HISB reduces the likelihood that those clients will invest significant financial and management resources to develop competitive Internet-based market research capabilities, and therefore serves as a barrier to entry to our competition

     Harris Interactive Service Bureau clients can utilize our data collection capabilities on a long-term, continuous basis or on a project-by-project basis. During fiscal 2003, 100 market research firms used HISB, up from 90 in fiscal 2002 and 74 at the end of fiscal 2001.

OUR CLIENTS

     In fiscal 2003, approximately 42% of the Company's revenue was derived from Fortune 500 companies. The Company served approximately 1,070 clients, derived from the following lines of business:

                                                               % FY2003
                                                               REVENUE
                                                               --------
Customer Loyalty Management.................................      25
Health Care.................................................      19
Technology..................................................      11
Harris Interactive Service Bureau (HISB)....................       7
Strategic Brands & Consulting...............................       7
Media & Public Relations....................................       6
Automotive & Transportation.................................       5
Marketing Communications....................................       4
Youth & Education...........................................       3
Customer Retention..........................................       3
General Markets/Other.......................................      10

     In fiscal 2003, no single client accounted for more than 10% of the Company's consolidated revenue.

OUR SALES AND MARKETING PROGRAMS

     During fiscal 2003 the Company invested approximately $2.3 million to implement a broad range of sales and marketing programs, intended to:

     - raise awareness of the The Harris Poll, The Harris Poll Online, Harris Interactive, HI Europe and Harris Interactive Japan brands,

     - build specific product awareness,

     - generate new sales leads,

     - expand our Internet panel, and

     - support our global network.

     Marketing activities are integrated and may contain elements of public relations, offline and online advertising and promotion, trade shows, industry event participation and speaking engagements, market research knowledge sharing conferences and direct marketing.

     - PUBLIC RELATIONS. We engage in comprehensive media relations and public relations on a full time basis. We regularly create and distribute, via national and international news wires, media releases for both our Company and our clients who desire to jointly release data from studies that we have conducted. During fiscal 2003, the Company created and distributed over 150 media releases, including the worldwide weekly distribution of The Harris Poll and The Harris Interactive Health Care News. Our public relations team also collaborated with our clients on over 250 joint releases of information, and responded to over 2,500 media inquiries from reporters, editors, authors and educational institutions who wanted to publish our data. The Harris Interactive name regularly appears in Business Week and Time magazines, and on CNN as a research provider for Time/CNN surveys. BRANDWEEK and The Wall Street Journal publish our brand and reputation research on a regular basis. Public Relations has been, and will remain, the main driver behind the rapid increase in the overall awareness of the Harris Interactive brand.

     - TRADE SHOWS AND SPEAKING ENGAGEMENTS. To further our position as a global leader in Internet-based research, Harris Interactive has participated and will continue to participate in a large number of industry tradeshows, seminars and expositions. Speakers from the Company have traveled the world to share their knowledge with many prestigious organizations, including the Congress of the United States.

     - OFFLINE ADVERTISING AND PROMOTION. We use print advertising in U.S., European and Japanese business and trade publications to raise awareness of our brand name and to generate leads for individual products and services. The weekly, public release of The Harris Poll is one of our most effective offline promotional activities. The Company also publishes The Harris Interactive Health Care News, containing recent health care research on a weekly schedule. We also regularly publish Trends and 'Tudes (youth and education research), Entree (food and beverage industry research) and @dvantage (HISB) newsletters to share knowledge with our current and potential customers.

     - ONLINE ADVERTISING AND PROMOTION. The Company has entered into numerous agreements with Internet portals, like The Wall Street Journal Online, which publishes the weekly editions of The Harris Poll and The Wall Street Journal-Harris Interactive Health Care Poll. The Company also purchases key word searches, global banner advertising and co-registration opportunities to generate leads and to recruit new members into The Harris Poll Online. Currently, these efforts are adding thousands of double-opted in panel members per day in the U.S., Canada, The United Kingdom, France, Germany, Italy, Spain and the Scandinavian countries. Other online promotions are undertaken from time to time to recruit special population segments into our panel such as senior citizens, teens, minorities, practicing physicians and information technology (IT) users.

     - DIRECT MARKETING. Direct marketing strategies are also used to generate leads for our specific products and services. Campaigns that incorporate dimensional mail in combination with outbound telemarketing calls conducted by the inside sales force, have yielded the greatest response. These campaigns are scheduled on a rotating basis throughout the year to support all major lines of business and to maximize the productivity of the inside sales force.

     - SALES FORCE AUTOMATION. At the end of fiscal 2003, a major effort to implement a web-based, Customer Relationship Management (CRM) system was launched for internal use. We expect that by the end of December 2003, more than 200 employees in the U.S. and Europe will be wired into this integrated system to share customer data, manage leads and contacts as well as track sales proposals, RFP's and contracts sold.

OUR COMPETITION

     We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares larger than our own. Consolidation in the industry continues to create larger and larger global firms, some with billions of dollars in annual revenue.

     Industry analysts at Inside Research estimate that traditional market research and polling revenue in the U.S. will grow at about 1.9% (compounded annual growth rate, "CAGR", adjusted for inflation) in calendar year 2003, while the Internet-based market research and polling segment of the industry will grow at about 17% (CAGR adjusted for inflation) in calendar year 2003 -- down from 60% (CAGR adjusted for inflation) in CY2002 and 53% (CAGR adjusted for inflation) in CY2001. Although barriers to entry are high, we expect that competition will intensify as existing market research firms continue to invest in building their online research capabilities.

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

     We believe, however, that we can and will remain highly competitive due to the knowledge of our people and our ability to excel in:

     - proprietary sample design techniques,

     - questionnaire development,

     - in-depth data collection, and

     - the ability to accurately deliver data that represents the desired demographics.

     We also believe that we have additional competitive advantages such as:

     - our expanding global footprint

     - our ability to project results to the required universe,

     - our large Internet panel, diverse in geographic scope and demographic depth,

     - our scalable proprietary Internet technology platform,

     - our quality, and the depth and breadth of our products and services,

     - our brand recognition and strong reputation,

     - our values, and

     - our very high levels of customer satisfaction

OUR INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success in becoming the leader in Internet-based market research has been largely driven not only by our investment in our database but also by our proprietary software technology, research methodology, data weighting and analysis techniques, and the internal processes that we developed to conduct online research. This intellectual property is essential to our continued success, and to protect it, we rely on a combination of patent, copyright, trademark and trade secret laws, plus confidentiality and license agreements. In October 2001, we received a patent for a system to conduct surveys over a network, including the Internet, to multiple respondents in multiple countries in different languages. This system only allows the respondent to participate once. It can also dynamically generate surveys from a database as well as immediately show and compare the results of the surveys. The patent will expire February 2, 2019. We also have two additional patents pending:

     - For ConceptLoc(TM) -- a proprietary suite of online security products that protect non-animated graphics interchange format and Joint Photographic Expert Group images, prevent printing of protected images, disable screen print capability, disable save, save as, drag and drop, and copy capabilities and defeat third-party capture applications; and

     - Harris Interactive Configurator -- a system to conduct "build your own" product configuration research over a network.

     Our success and ability to compete substantially depend on our internally developed technologies and trademarks. We have trademark registrations for a number of our trademarks, including Harris Interactive, HI Europe, and The Harris Poll. If we were prevented from using The Harris Poll name, our brand recognition and business would likely suffer. We would have to make substantial financial investments to rebuild our brand identity.

     Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available.

     Under the terms of our 1996 acquisition of Louis Harris and Associates, we purchased the HARRIS name including The Harris Poll, for global use except for use in Europe and the European portion of the former Soviet Union (the "Territory"). The prior owner of Louis Harris and Associates sold the HARRIS name for use in the Territory, and those rights are now owned by Taylor Nelson Sofres plc. ("TNS"). In February 2000, we entered into a trademark license agreement with TNS, which provides us with a non-transferable license to use the names HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE, and HARRIS POLL INTERACTIVE within the Territory. Our use of these trademarks is permitted only in connection with market research services involving use of the Internet and with reference to the license. We may not otherwise use the HARRIS name in the Territory. The agreement prohibits TNS from using HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE and HARRIS POLL INTERACTIVE, or confusingly similar marks within the Territory, and provides that TNS will not contest our use of "HPOL" within the Territory. TNS retains the right to use the HARRIS name within the Territory unless such use indicates a connection with the Internet and is confusingly similar to the marks licensed to us. TNS also retains the right to terminate the license in the event of (i) our insolvency or our breach of the agreement, (ii) the termination of separate agreements between us and TNS relating to our providing TNS with access to our panelist database, and/or (iii) a change of control or sale of substantially all of the business or assets of Harris Interactive in favor of a competitor of TNS; provided however, in the latter two cases we may purchase perpetual rights to the names.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     During fiscal 2003 and 2002, approximately 77% and 78%, respectively, of our total consolidated revenue was derived from our U.S. operations and approximately 23% and 22%, respectively, of our total consolidated revenue was derived from our non-U.S. operations. Further financial information about the geographic areas in which the Company operates is included in Note 8, "Business Segment and Geographic Information," to our Audited Consolidated Financial Statements contained in this Form 10-K.

BACKLOG

     As of June 30, 2003, we had a revenue backlog of approximately $36 million, as compared to a backlog of approximately $40 million at June 30, 2002. It is estimated that substantially all of the backlog as of June 30, 2003 will be recognized during the fiscal year ending June 30, 2004.

EMPLOYEES

     As of June 30, 2003, we employed a total of 731 persons on a full-time basis worldwide, 561 of which were employed in the United States. In addition, we employed 1,003 part-time and hourly individuals on a worldwide basis, for data gathering and processing activities, 199 of which were employed in the United States.

     None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

EXECUTIVE OFFICERS OF HARRIS INTERACTIVE

     The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of September 15, 2003. These individuals have been elected by and are serving at the pleasure of our board of directors:

NAME                                   AGE   POSITION
----                                   ---   --------
Gordon S. Black                        62    Chairman of the Board, Chief Executive Officer
Albert Angrisani                       54    President, Chief Operating Officer
Leonard R. Bayer                       53    Executive Vice President, Chief Technology
                                             Officer
Bruce A. Newman                        49    Chief Financial Officer, Secretary and
                                             Treasurer
Dennis K. Bhame                        55    Executive Vice President, Human Resources
Peter J. Milla                         44    Executive Vice President, Chief Information
                                             Officer
Gregory T. Novak                       41    President, U.S. Operations
Arthur E. Coles                        60    Group President, Health Care & Policy Research
Theresa A. Flanagan                    42    President, Customer Loyalty Management
Ronald Knight                          64    Group President, Harris Interactive Service
                                             Bureau and Chief of Staff
George Terhanian                       39    President, Harris Interactive Europe
Minoru Aoo                             59    Managing Director, Harris Interactive Japan
David Vaden                            32    Senior Vice President, Business Development &
                                             Internet Services
James Fredrickson                      42    Senior Vice President, Research Operations

     The following is a brief account of the business experience of each of the above executive officers:

     Gordon S. Black PhD. has served as Chairman of the Board and Chief Executive Officer of Harris Interactive since he founded Gordon S. Black Corporation in July 1975. From July 1968 to June 1978, Dr. Black was a member of the faculty of the University of Rochester, where he was an Associate Professor with tenure. Dr. Black received a Ph.D. in Political Science from Stanford University and a B.A. degree in Political Science from Washington University.

     Albert Angrisani has served as President and Chief Operating Officer, and as a director of Harris Interactive since November 2001. Mr. Angrisani was elected to serve as President and Chief Operating Officer and as a director of Harris Interactive pursuant to the terms of the Agreement and Plan of Merger dated August 5, 2001 between Harris Interactive Inc., Total Research Corporation and Total Merger Sub Inc. From July 1998 to November 2001, Mr. Angrisani served as President and Chief Executive Officer of Total Research Corporation and as director of Total Research Corporation from November 1994 to November 2001. Prior to July 1998, Mr. Angrisani acted as a consultant to Total Research Corporation, and from January 1993 to April 1998, Mr. Angrisani served as the President of the Princeton-Potomac Management Company, a consulting and financial services firm. Mr. Angrisani earned an A.P.C. from New York University, an M.B.A. from Fairleigh Dickinson University and a B.A. from Washington & Lee University.

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

     Dennis K. Bhame has served as the Executive Vice President of Human Resources since April 2000. Prior to joining our company, Mr. Bhame spent 16 years at Bausch & Lomb Inc., most recently as Vice President, Global Human Resources, Eyeware Division. He worked as a human resource professional at Burroughs Corporation and Moore Business Forms prior to joining Bausch & Lomb. Mr. Bhame holds a B.S. in Business Management from New Hampshire College.

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

     Arthur E. Coles has served as our Group President, Health Care & Policy Research, since July 2000. From June 1999 to June 2000, Mr. Coles was our Executive Vice President of Marketing and Business Development. Mr. Coles was President and Chief Executive Officer of our largest subsidiary from June 1997 to June 1999. Prior to joining the Company, Mr. Coles worked for Eastman Kodak Company, where he served as Vice President of Strategic Planning for the Digital Imaging Division. Prior to this, he spent over 30 years at Xerox Corporation in a variety of general management, marketing, and operational roles. Mr. Coles received an M.B.A. from the Rochester Institute of Technology and a B.S. in Mathematics from the State University of New York at Albany.

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

     Gregory T. Novak has served as President, U.S. Operations, since July 2003, and prior to that he was Group President, Strategic Marketing Solutions and Business and Consulting since July 2001. He served as Group President, Strategic Marketing Solutions, from July 2000 to July 2001. From June 1999 through June 2000, Mr. Novak was the President of our Internet Division. From August 1996 to June 1999, Mr. Novak was Vice President/General Manager of Lightnin America's, a unit of GSX. Mr. Novak received an M.S. in Management from Purdue University's Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh. Mr. Novak is also a graduate of General Electric's Nuclear Power Engineering Program and Corporate Analyst's Training and Development Program.

     Minoru Aoo has served as Managing Director of Harris Interactive Japan since February 2000. He has also served as Managing Director of Adams Communications and M&A Create Limited since August 1995. From March 1987 to July 1995, Mr. Aoo worked for Dow Jones and Co. as a Managing Director/North Asia in the International Marketing Services Department. Mr. Aoo joined Nihon Keizai Shimbun after receiving a Bachelor of Commercial Science from Keio University in Tokyo.

     George Terhanian PhD has served as President, Harris Interactive Europe, since July 2003 and continues to serve as President of Global Internet Research. Dr. Terhanian has directed the Company's online research activities since they began in 1997. Prior to joining the Company in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States and was an analyst for the Inspector General's Office of the United States Department of Education. He has also served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics. Dr. Terhanian received his B.A. from Haverford College, his Masters degree from Harvard University, and his Ph.D. from the University of Pennsylvania.

     David Vaden has served as Senior Vice President, Business Development and Internet Services since January 2002. Mr. Vaden is responsible for direction of the Company's acquisition and alliance program, strategic planning, and global management of the Company's Internet research panel and specialty subpanels. He served as Vice President, Finance from January 2000 to December 2001. Prior to joining the Company, Mr. Vaden served as a Manager in the Audit and Business Advisory Services division at PricewaterhouseCoopers LLP (PwC). While at PwC, David was selected as one of fifty employees among thirty seven thousand personnel in the United States to participate in the PwC Scholars Program. David received an M.B.A. with distinction from Columbia University Business School, a B.S. in Accounting with honors from St. John Fisher College and is a Certified Public Accountant.

     James Fredrickson has served as Senior Vice President, Research Operations, since May 2002. In this role, Mr. Fredrickson is responsible for all of the firm's operational activities associated with providing market research services in support of client studies. Mr. Fredrickson was Vice President, Harris Interactive Service Bureau from its inception in March 1999 to April 2002. From 1987 to 1999, Mr. Fredrickson served in a variety of operational roles. Mr. Fredrickson received a B.S. in Mathematics from the State University of New York at Brockport.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal United States operating facility is located at 135 Corporate Woods, Rochester, New York, 14623, under a lease that expires in June 2008. In addition, we lease data collection centers, in which we operate telephone interviewing centers in Rochester, New York, London, England, and Tokyo, Japan, and we lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Princeton, New Jersey, Norwalk, Connecticut, Minneapolis, Minnesota, Claremont, California, London, England and Tokyo, Japan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

                                                                PRICE RANGE
                                                              OF COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Year ending June 30, 2003:
  Fourth Quarter............................................  6.9500   4.0000
  Third Quarter.............................................  5.6000   2.9200
  Second Quarter............................................  3.5800   2.0000
  First Quarter.............................................  3.5000   2.0800
Year ending June 30, 2002:
  Fourth Quarter............................................  3.9900   3.0700
  Third Quarter.............................................  4.1000   2.4500
  Second Quarter............................................  3.1800   1.6500
  First Quarter.............................................  3.2100   1.6500

HOLDERS

     At September 15, 2003, the Company's common stock was held by approximately 5,400 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

DIVIDENDS

     We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company issued and sold an aggregate of 414,299 shares of its common stock to employees during the fourth quarter of fiscal 2003, upon the exercise of options granted under the Company's 1997 stock option plan, at exercise prices ranging from $0.35 per share to $3.70 per share, for an aggregate cash consideration of $753,524. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company's common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

     On June 30, 2003, the Company issued an aggregate of 33,209 shares of its common stock as the Company's matching contribution under its 401(k) Plan for an aggregate consideration of $214,530, which did not constitute a sale under
Section 2(3) of the Securities Act of 1933, as amended.

     During the fourth quarter of fiscal 2003, the Company issued and sold an aggregate of 134,420 shares of its common stock to individuals who exercised options to acquire shares received in connection with their investment in Total Research in 1998, which options were assumed by the Company as part of the Merger. The shares were issued at an exercise price of $1.84 per share for an aggregate cash consideration of $247,333. As to each person who was issued common stock described in this paragraph, the Company relied on an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On December 6, 1999, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the offering totaled approximately $85.5 million. During the period from December 6, 1999 through June 30, 2003, the Company used portions of the proceeds from its public offering as follows: (i) approximately $56.2 million of net cash used for working capital and general corporate purposes, including capital expenditures
(ii) approximately $11.4 million of net cash used for the expansion of our Internet panel (iii) approximately $11.3 million of net cash used for acquisitions and (iv) $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of Harris Interactive should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K.

                                                                FOR THE YEARS ENDED JUNE 30,
                                                     ---------------------------------------------------
                                                       2003       2002       2001       2000      1999
                                                     --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND SALES GROWTH)
STATEMENT OF OPERATIONS DATA:
Revenue from services..............................  $130,551   $100,048   $ 60,061   $ 51,289   $28,965
Cost of services...................................    66,852     53,470     30,764     28,600    19,086
                                                     --------   --------   --------   --------   -------
Gross profit.......................................    63,699     46,578     29,297     22,689     9,879

OPERATING EXPENSES:
Sales and marketing expenses.......................     9,542      9,720      8,475      8,665     1,316
General and administrative expenses................    47,507     46,708     48,537     37,856    17,590
Restructuring (credits) charges and asset
  write-downs......................................      (997)     6,222         --         --        --
                                                     --------   --------   --------   --------   -------
Operating income (loss)............................     7,647    (16,072)   (27,715)   (23,832)   (9,027)
Interest and other income..........................       563      1,412      3,721      3,100       206
Interest expense...................................       (57)       (95)       (26)      (160)      (26)
                                                     --------   --------   --------   --------   -------
Income (loss) before income taxes..................     8,153    (14,755)   (24,020)   (20,892)   (8,847)
                                                     --------   --------   --------   --------   -------
Income tax (benefit) expense.......................    (2,954)        38         --         50        --
                                                     --------   --------   --------   --------   -------
Net income (loss)..................................    11,107    (14,793)   (24,020)   (20,942)   (8,847)
Accrued dividends on preferred stock...............                   --         --       (738)   (1,176)
                                                     --------   --------   --------   --------   -------
Net income (loss) available to holders of common
  stock............................................  $ 11,107   $(14,793)  $(24,020)  $(21,680)  (10,023)
                                                     ========   ========   ========   ========   =======
Basic net income (loss) per share..................  $   0.21   $  (0.32)  $  (0.70)  $  (0.93)  $ (1.01)
                                                     ========   ========   ========   ========   =======
Diluted net income (loss) per share................  $   0.20   $  (0.32)  $  (0.70)  $  (0.93)  $ (1.01)
                                                     ========   ========   ========   ========   =======
Weighted average shares outstanding  -- basic......    52,984     46,136     34,239     23,318     9,955
Weighted average shares outstanding  -- diluted....    54,639     46,136     34,239     23,318     9,955

SELECTED OPERATING DATA:
Sales Growth.......................................        30%        67%        17%        77%       10%
Capital Expenditures...............................     2,178      2,841      7,606     12,092     4,372
BALANCE SHEET DATA (AT THE END OF THE PERIOD):
Cash and cash equivalents..........................    20,391     10,787     10,585     23,932       108
Marketable securities..............................    18,693     17,070     31,906     48,960
Working capital....................................    41,321     27,799     45,394     78,698       552
Total Assets.......................................   145,242    135,463     85,221    104,452    14,785
Long-term debt, excluding current installment......        --        314         --         --        --
Mandatory redeemable preferred stock...............        --         --         --         --    15,876
Total stockholders' equity (deficit)...............   118,489    103,300     71,174     94,350    (8,496)

     The selected consolidated financial data reported above includes the financial results of the following entities which we acquired as of the dates indicated: Total Research Corporation (November 2001), Market Research Solutions Limited (August 2001), M&A Create Limited (August 2001) and the custom research division of Yankelovich Partners (February 2001).

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

     We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research services on a periodic subscription basis, typically annually. Harris Interactive Service Bureau also performs research for other market research firms on a project-by-project basis in response to requests from those firms.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company's financial statements for fiscal 2003 include:

     - Revenue recognition,

     - Provision for uncollectible accounts,

     - Valuation of intangible assets and other long-lived assets,

     - Valuation of goodwill

     - Realizability of deferred tax assets, and

     - HIpoints(TM) loyalty program.

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

     The Company assesses the carrying value of its identifiable intangible assets and long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: a significant decrease in the market price of a long-lived asset; significant under-performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets or their physical condition; and significant adverse industry or market trends. In the event that the carrying value of an asset is determined to be unrecoverable, the Company would record an adjustment to the respective carrying value.

     With respect to goodwill, the Company completes an impairment test on an annual basis. In performing this annual test, the Company compares the fair value of its reporting units with each reporting unit's carrying amount, including goodwill. In the event that a reporting unit's carrying value exceeds its fair value, the Company would record an adjustment to the respective reporting unit's goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, the Company also assesses the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable.

     The Company evaluates the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. As a result of the Company's operating performance in fiscal 2003 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reversed with the resultant benefit to income and goodwill. Should the Company determine that it is more likely than not that it will realize additional deferred tax assets in the future, an additional adjustment would be required to reduce the existing valuation allowance, with the resultant benefit to income, goodwill and additional paid in capital. Further financial information about income taxes is included in Note 11, "Income Taxes," to our Audited Consolidated Financial Statements contained in this Form 10-K.

     Since July 2001, the Company has had a loyalty program (HIpoints(TM)), whereby points are awarded to market survey respondents who register for the Company's online panel, complete online surveys and refer others to join the online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio. The Company maintains a reserve for its obligations with respect to future redemption of outstanding points, calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on research from other loyalty and retention programs and the Company's actual redemption rates to date. An actual redemption rate that differs from this estimated redemption rate may have a material impact on the results of operations of the Company.

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

     Upon consummation of the Merger, each outstanding share of Total Research common stock was converted into the right to receive 1.222 shares of Harris Interactive common stock, par value $.001 per share. An aggregate of approximately 16,610,000 shares of common stock, with an estimated fair value of $41.3 million, was issued to the stockholders of Total Research Corporation. The value was determined using the average fair market value of the stock for the range of trading days beginning August 2, 2001 and ending August 8, 2001. Additionally, pursuant to the merger agreement, all outstanding options to purchase shares of Total Research common stock were, upon consummation of the Merger, fully vested and converted into an option to purchase 1.222 shares of Harris Interactive common stock. As a result, the former option holders of Total Research received from Harris Interactive options to purchase approximately 2,899,000 shares of Harris Interactive common stock, with an estimated fair value of $3.6 million. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company's financial statements commencing on November 1, 2001. The Company has recorded approximately $50.5 million in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 141.

     In September, 2001, the Company acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan, in consideration of a combination of cash and shares of Harris Interactive common stock. Additionally, in August, 2001, the Company acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned UK company, headquartered in

Oxford, England, in consideration of a combination of cash and shares of Harris Interactive common stock, and in February, 2001 the Company acquired all of the assets of the custom research group of Yankelovich Partners, Inc., headquartered in Norwalk, Connecticut.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6.2 million directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write- downs and a reserve for lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002. The Company realized approximately $1.1 million in non-cash savings and $1.9 million in cash savings in fiscal 2002. In fiscal 2003 the Company realized non-cash savings of approximately $2.1 million and cash savings of approximately $5.6 million.

     The following table summarizes activity with respect to the restructuring and asset impairment charge for the period ended June 30, 2003:

                                                                    (IN THOUSANDS)
                                                    ----------------------------------------------
                                                                   ASSET         LEASE
                                                    SEVERANCE   WRITE-DOWNS   COMMITMENTS   TOTAL
                                                    ---------   -----------   -----------   ------
Net charge fiscal 2002............................   $1,169       $2,792        $2,261      $6,222
  Asset write-offs during fiscal 2002.............        0       (2,792)            0      (2,792)
  Cash payments during fiscal 2002................   (1,098)           0          (160)     (1,258)
                                                     ------       ------        ------      ------
Remaining reserve at June 30, 2002................       71            0         2,101       2,172
  Cash payments during fiscal 2003................      (71)           0          (954)     (1,025)
  Fiscal 2003 adjustments.........................                                (997)       (997)
                                                     ------       ------        ------      ------
Remaining reserve at June 30, 2003................   $    0       $    0        $  150      $  150
                                                     ======       ======        ======      ======

     As of June 30, 2002, all actions were completed, however cash payments for lease commitments have been, and will continue to be, made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. During fiscal 2003, the Company adjusted the reserve for restructuring charges by $997,000 for lease commitments that were no longer required. The adjustments were due to the Company obtaining a release from its obligations under lease obligations previously included in restructuring charges.

     The total number of employees included in the charge and ultimately terminated was 82.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              2003    2002    2001
                                                              ----    ----    ----
Revenue from services.......................................  100%    100%    100%
Cost of services............................................   51      53      51
                                                              ---     ---     ---
Gross profit................................................   49      47      49
                                                              ---     ---     ---
Operating expenses:
Sales and marketing.........................................    7      10      14
General and administrative..................................   37      47      81
Restructuring (credits) charges and asset write-downs.......   (1)      6      --
                                                              ---     ---     ---
Operating income (loss).....................................    6     (16)    (46)
Interest and other income, net..............................    1       1       6
                                                              ---     ---     ---
Net income (loss) before taxes..............................    7     (15)    (40)
                                                              ---     ---     ---
Income tax (benefit) expense................................   (2)     --      --
                                                              ---     ---     ---
Net income (loss)...........................................    9     (15)    (40)
                                                              ===     ===     ===

FISCAL 2003 AS COMPARED TO FISCAL 2002

     REVENUE FROM SERVICES. Total fiscal 2003 revenue increased 30%, from $100.0 million in fiscal 2002 to $130.6 million in fiscal 2003. This increase in revenue was primarily driven by the $22.6 million increase in U.S. revenue, or 29%, to $101.1 million for fiscal 2003. The increased U.S. revenue was partially attributable to the incremental revenue generated from the acquisition of Total Research as well as overall growth in several U.S. markets, most prominently healthcare and customer loyalty management. Additionally, excluding the Total Research acquisition, the Company recognized a modest increase in U.S. revenue related to our expanding Internet client base and Internet-based market research services, which contributed $59.3 million in total U.S. Internet-based revenue for fiscal 2003, as compared to $40.6 million for the prior fiscal year.

     Revenue for the United Kingdom increased from the prior year by $6.6 million, or 40%, to $23.0 million in fiscal 2003. Revenue for Japan increased $1.3 million, or 26%, to $6.5 million in fiscal 2003. The increase in U.K. revenue was primarily attributable to the incremental revenue generated from the acquisition of Total Research in November 2001. Revenue from Japan increased due to the continued benefit we derived from new contracts with selected customers throughout fiscal 2003.

     GROSS PROFIT. Gross profit was $63.7 million, or 49% of revenue, for fiscal 2003, compared with $46.6 million, or 47% of revenue, for fiscal 2002. The improvement in gross margin percentage resulted primarily from the growth in Internet-related business relative to overall revenue growth. Revenue from Internet-based services was $60.1 million, or 46% of total revenue, in fiscal 2003, compared with $40.6 million, or 41% of revenue, for fiscal 2002. This increase in Internet revenue was due in part to the acquisition of new Internet-based projects as well as the conversion of existing, traditional work to the Internet. Additionally, through increasing the level of Internet related work, the Company has been able to use our existing panel for research in place of more expensive outsourcing and telephone costs. HISB has also played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as customer Internet-based research work.

     SALES AND MARKETING. Sales and marketing expenses in fiscal 2003 were $9.5 million, or 7% of revenue, compared with $9.7 million, or 10% of revenue, for fiscal 2002. As a percentage of revenue, sales and marketing expenses decreased three percentage points. The decrease is attributable to reductions in headcount and related expenses, reflecting the Company's continuing efforts to reduce costs, as well as productivity improvements from the increased experience level of the Company's sales force with Harris Interactive sales and marketing strategies. The Company has been able to maintain a consistent level of sales and marketing costs as a percentage of sales throughout the fiscal year despite increased fiscal 2003 fourth quarter expenditures for incentive compensation and severance related costs. The severance related costs were associated with reorganizing our U.K. management team and the closing of one of our four U.K. offices. The additional incentive compensation expense resulted from increased full year revenue results as compared to budget that led to increased commissions and bonuses to employees in accordance with the Company's compensation plans. In total annual expenditures in fiscal 2003 continue to support the Company's overall business model established in the prior year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $47.5 million, or 37% of revenue, in fiscal 2003 compared with $46.7 million, or 47% of revenue, for fiscal 2002. The ten percentage point decrease in such expenses as a percentage of revenue reflects reductions in headcount and related expenses, rent expense and depreciation expense, and reflects the Company's continuing efforts to reduce costs. Depreciation and equipment rental and maintenance expenses decreased by a combined $1.1 million, or 15%, to $6.3 million in fiscal 2003 primarily as a result of the fixed asset write-offs in connection with the Company's fiscal 2002 second quarter restructuring charge which reduced the level of gross fixed assets. The 2002 restructuring plan also reduced fiscal 2003 rent expense by $0.7 million as a result of the closing of three of our telephone centers. As part of its cost savings efforts, the Company has eliminated all but two telephone centers in the United States and the United Kingdom, retaining one in each country primarily to support committed projects with longer-term, predictable needs. The balance of telephone data collection has been migrated to lower cost providers, including some in foreign countries. The cost savings from the prior year restructuring plan were partially offset by increased database development costs related to the establishment of our Western European panel as well as the continued expansion of our U.S. panel, which are expected to continue in fiscal 2004.

     INTEREST AND OTHER INCOME, NET. Net interest and other income totaled $0.5 million for fiscal 2003 compared with $1.3 million for fiscal 2002. The decrease was primarily attributable to a lower average marketable securities balance and interest rates for fiscal 2003 compared to fiscal 2002.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of $3.0 million in fiscal 2003 as compared to a minimal expense in fiscal 2002. For financial reporting purposes, in fiscal 2003 the Company was able to utilize net operating loss carryforwards to apply against current year net income, resulting in substantially no current income tax expense. The recorded benefit in 2003 was as a result of the partial reversal of the valuation allowance on the Company's deferred tax assets. Since the deferred tax assets were substantially comprised of net operating loss carryforwards and it was determined that it is more likely than not that we will utilize additional net operating losses in the near future, as required by GAAP a portion of the valuation allowance was reversed in 2003. Due to operating losses in fiscal 2002 no benefit was recognized in that fiscal year.

FISCAL 2002 AS COMPARED TO FISCAL 2001

     REVENUE FROM SERVICES. Revenue increased 67% from $60.1 million in fiscal 2001 to $100.0 million in fiscal 2002. The revenue growth was mainly due to the acquisitions of Total Research in November of fiscal 2002, the Yankelovich custom research group in February of fiscal 2001, and Market Research Solutions Limited and M&A Create Limited in August of fiscal 2002. In fiscal 2002, the Company also increased Internet-based revenue to $40.6 million, from $32.6 million in fiscal 2001. Acquiring new Internet-based revenue as well as converting existing, traditional work to the Internet drove this 25% increase.

     GROSS PROFIT. Gross profit decreased to 47% in fiscal 2002, from 49% in fiscal 2001. The margins declined primarily because a large majority of the revenue derived from acquisitions was generated from traditional research as opposed to Internet-based research.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $46.7 million, or 47% of revenue in fiscal 2002, compared with $48.5 million, or 81% of revenue in fiscal 2001. Similar to sales and marketing expenses, general and administrative expenses excluding database development costs have increased in absolute dollars due to increased personnel and related costs, including rent and depreciation expense, resulting from the acquisition of Total Research. The decrease as a percentage of revenue was directly attributable to continuing cost reduction efforts including the fiscal 2002, second quarter restructuring plan. Internet database development costs declined $7.0 million, or 95%, to $0.4 million in fiscal 2002 from $7.4 million in fiscal 2001. This decrease was primarily due to significant expenditures to build our U.S. database in fiscal 2001, the decreased price to acquire double opt-in names for database replenishment in fiscal 2002, the termination of our panel recruitment agreement with during fiscal 2002, and the elimination of costs associated with The Planet Project Global Poll conducted in November 2000.

     INTEREST AND OTHER INCOME, NET. Net interest and other income totaled $1.3 million for fiscal 2002, compared with $3.7 million for fiscal 2001. The decrease is primarily attributable to a lower average marketable securities balance for fiscal 2002 as compared to fiscal 2001.

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

     Globally, for fiscal 2003, EBITDA was $13.3 million, or 10% of revenue, compared to the fiscal 2002 and 2001 EBITDA losses of $9.6 million and $21.3 million, or 10% and 35% of revenue, respectively, as reconciled with the most directly comparable financial measure calculated in accordance with GAAP within the following table.

                                                                   YEAR ENDED
                                                                    JUNE 30,
                                                          -----------------------------
                                                           2003       2002       2001
                                                          ------    --------    -------
Net income (loss).......................................  11,107    (14,793)    (24,020)
Less: interest and other income, net....................    (506)    (1,317)    (3,695)
Plus: income tax (benefit) expense......................  (2,954)        38          --
Plus: depreciation and amortization.....................   5,676      6,515       6,441
                                                          ------    -------     -------
EBITDA..................................................  13,323     (9,557)    (21,274)
                                                          ------    -------     -------
Net income (loss) as a % of revenue.....................      9%      (15%)       (40%)
                                                          ------    -------     -------
EBITDA as a % of revenue................................     10%      (10%)       (35%)
                                                          ======    =======     =======

     By comparison, a published index reports average EBITDA as a percentage of revenue of 5.9% for the U.S. market research industry as a whole for the calendar year ended December 31, 2002.

     The primary factors driving the growth in the Company's gross profit, EBITDA and net income (loss) are growth in revenue and the mix of the revenue derived from Internet versus traditional work. The Company's model is based upon the premise that Internet work is more profitable than traditional work, due to the comparatively low variable data collection cost of Internet work. The model, which the Company believes reasonably represents comparability of traditional and Internet-based projects, is as follows:

                                                              TRADITIONAL   INTERNET-BASED
                                                              -----------   --------------
Revenue.....................................................      100%        100%
Less: Cost of Services (as a % of revenue)
  Direct Payroll............................................       25%        30%
  Variable Data Collection..................................       40%        5% - 10%
                                                                  ---         ---------
Variable Gross Profit (as a % of revenue)...................       35%        60% - 65%
                                                                  ===         =========

     In addition to the Variable Data Collection Costs, the Internet-Based model has additional fixed costs associated with the development and maintenance of underlying databases and Internet technology. Such costs decrease Net Income and EBITDA for Internet-based work. In general, however, due to the interplay between the variable and fixed components of cost, the premise is that, as the percentage of Internet work increases, and assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course, Net Income and EBITDA as a percentage of revenue should also increase. Based upon the operation of the model, the Company believes that net operating margins of its business can grow steadily over a period of years with a potential as high as EBITDA in the range of high teens to 20%. Such growth is predicated upon the Company's global mix of Internet-based versus traditional work, continued growth of revenue with the ability to continue to achieve reasonable pricing, controlled growth of operating expenses, and maintenance and continued growth of the respondent database sufficient to support the Company's business at reasonable per-unit costs. The model should be viewed as illustrative and not as an actual measure or predictor of any particular project or the Company's projects as a whole at any given point in time.

     Regarding the Company's ability to continue to generate revenue, the Company must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of the Company's revenue, the Company has had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. The Company's ability to generate revenue is dependent not only on execution of its business plan but also on general market factors outside of its control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.

     The Company believes that its ability to continue to sustain and grow revenue is significantly affected by client satisfaction with completed work, and that improved client satisfaction ratings have had and will continue to have a positive impact on the growth of the Company's business. We have instituted what we believe are among the most comprehensive systems to measure client satisfaction in our industry. We use information provided by our clients to improve the quality of our products, services, and relationships, and therefore to improve future satisfaction levels. As the Company matured in the conversion of its business model to the Internet, we have been able to improve client satisfaction scores to over 9.0 out of 10.0, among the top in our industry. We believe that such improvements have had a direct result in greater customer loyalty and an increased rate of customer acceptance of our proposals.

     Regarding the mix of work, for fiscal 2003, the Company's actual Internet mix was 46% on a global basis and 59% in the United States alone. The Company considers all of the revenue from a project to be Internet-based whenever 50% or more of the surveys were completed over the Internet. Although the Company continues to work to convert projects to the Internet in the United States, the primary new growth opportunity is in Europe, where the ability to change the Internet mix is dependent upon the Company's success in expanding the size of its respondent panel and increase customer acceptance of Internet-based work. The globalization of the Internet portion of the Company's business has commenced and we believe that it is expected to ramp up over the next several years.

     The Company's global database of more than 4 million Internet survey respondents continues to be a critical component of its success. The Company believes that its multi-million participant U.S. database, to which it is adding between 3,500 and 4,000 names per day on average, continues to be adequate to service its Internet-based business. In fiscal 2003, the Company launched an initiative to build a European database as well. To that end, it has entered into name acquisition agreements with a major Internet portal and others. Names are being added regularly to the European database, which included approximately 350,000 names as of July 2003, and the Company is now conducting Internet-based projects in Europe. The Company intends to continue to expand the European panel in fiscal 2004 and beyond in order to support growth of Internet-based research in Europe and is currently adding more than 1,000 names per day. Additionally, in both the U.S. and in Europe, the Company intends to continue efforts to enhance existing and build new specialty panels. For example, it has entered into joint development activities with IMS Health, Inc. to build physician specialty panels. The amount of the Company's investments in names for its databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, and attrition.

     Internet databases by their nature experience participant attrition. There are no standard measurement systems for such attrition, particularly in the Internet survey response field. Measurement involves complex variables. For example, determining attrition, by lack of response from a panelist for a set length of time since last contact, is not necessarily reflective of expected long-term attrition. The panelist may not have had an interest in responding regarding particular survey topics offered over a period of time but may, after an absence, respond to a later survey covering a topic of particular interest to the respondent. Thus, percentage rates of attrition may not be comparable or meaningful within the industry. When the Company first developed its Internet model, it expected attrition of panel members to be in the range of 20% annually. With the Company's increased expertise gained from several years of investment in panel management techniques, it monitors panel fatigue and attrition in multiple ways. Its overall attrition rates by most measures, however, are significantly less than originally anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to fiscal 2003 we financed our operations primarily through the $85.5 million of net proceeds generated from our December 1999 initial public offering. Consequently, cash and cash equivalents and marketable securities were $42.5 million at June 30, 2001, and $27.9 million at June 30, 2002. In fiscal 2003 the Company generated positive cash flows for the first time in recent years and as a result our cash and cash equivalents and marketable securities were $39.1 at June 30, 2003.

     Net cash provided by operating activities was $11.9 million for fiscal 2003 as compared to net cash used in operating activities of $5.5 million and $15.5 million for fiscal 2002 and 2001, respectively. The positive cash flow in fiscal 2003 was primarily as a result of the Company generating net income in fiscal 2003 as compared to the funding of net losses in fiscal 2002 and 2001.

     Net cash used in investing activities was $3.9 million in fiscal 2003 as compared with net cash provided by investing activities of $8.0 million and $2.1 million for fiscal 2002 and fiscal 2001, respectively. During fiscal 2003 the Company's investing activities included the net purchase of additional marketable securities of approximately $1.9 million as well as capital expenditures of $2.2 million. During fiscal 2002, net proceeds from sales and maturities of marketable securities of $14.6 million were partially offset by capital expenditures of $2.8 million and the $3.8 million cash outflow for transaction related costs to acquire Total Research in November 2001. During fiscal 2001, net proceeds from sales and maturities of marketable securities of $17.9 million were partially offset by capital expenditures of $7.6 million and the $8.2 million cash outflow to purchase the custom research division of Yankelovich Partners, Inc. in February 2001. Fiscal 2003, 2002 and 2001 capital expenditures primarily supported the development of our Internet infrastructure in the U.S.

     In fiscal 2003 the Company had net cash provided by financing activities of $1.8 million. The Company received cash of $4.1 million in fiscal 2003 as a result of issuances of common stock and stock option exercises; this was offset by the repayment of $2.3 million in short and long term borrowings. Net cash used in financing activities of $1.7 million in fiscal 2002 was primarily related to the repayment of long-term debt of $2.3 million and the repurchase of 422,900 shares of common stock for $0.9 million, these cash outflows were partially offset by $1.7 million provided by the issuance of common stock and stock option exercises. Net cash provided by financing activities was $0.1 million in fiscal 2001, resulting from issuances of common stock and stock options of $0.9 million, offset by the repurchase of common stock of $0.8 million.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, our acquisition activities and other factors. Management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2004 at levels consistent with fiscal 2003.

     As of June 30, 2003 the Company had no short-term or long-term borrowings. At June 30, 2002, the Company had short-term and long-term borrowings of $0.8 million and $1.5 million, respectively, limited to operations in the United Kingdom and Japan. Interest rates related to the borrowings ranged from 1.8% to 3.0%. There were no restrictive covenants associated with these borrowings.

     In fiscal 2003 and 2002, the Company had, and continues to maintain, a line of credit with a commercial bank providing borrowing availability up to $5.0 million, at the prime interest rate. The prime rate in effect at June 30, 2003 was 4.0%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at June 30, 2003 and June 30, 2002. The line of credit is collateralized by the assets of the Company.

     Based on current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements to support the Company's planned operations for the foreseeable future. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

CONTRACTUAL CASH OBLIGATIONS (IN THOUSANDS)

     The Company's consolidated contractual cash obligations and other commercial commitments as of June 30, 2003 are as follows:

                                                              PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------
                                                            LESS THAN    1-3      3-5      AFTER
                                                   TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
                                                  -------   ---------   ------   ------   -------
CONTRACTUAL OBLIGATIONS
--------------------------
Long-term debt..................................  $    --    $   --     $   --   $   --   $   --
Capital lease obligations.......................       --        --         --       --       --
Operating leases................................   18,031     4,857      6,901    3,581    2,692
Purchase obligations............................    2,767     1,237      1,530       --       --
Other long-term obligations.....................       --        --         --       --       --
                                                  -------    ------     ------   ------   ------
Total contractual cash obligations..............  $20,798    $6,094     $8,431   $3,581   $2,692
                                                  =======    ======     ======   ======   ======

                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                   ----------------------------------------------
                                                            LESS THAN    1-3      3-5      AFTER
                                                   TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
                                                   ------   ---------   ------   ------   -------
Lines of credit (1)..............................  $5,000    $   --     $   --   $   --   $   --
Standby letters of credit........................      --        --         --       --       --
                                                   ------    ------     ------   ------   ------
Total commercial commitments.....................  $5,000        --         --       --   $   --
                                                   ======    ======     ======   ======   ======

---------------

(1) The Company's line of credit is payable upon demand under the terms of its agreement. There were no borrowings outstanding under the line of credit at June 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

  SFAS 145

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS No. 145 on July 1, 2002. The adoption did not have an impact on the Company's consolidated financial statements.

  SFAS 146

     In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF Issue No. 94-3. This standard is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. This adoption did not have an impact on the Company's consolidated financial statements.

  SFAS 148

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending June 30, 2003 and is also required to provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company adopted SFAS 148 on January 1, 2003 and elects to continue to account for its stock based compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as are described in Note 14 of the audited Consolidated Financial Statements included in this Form 10-K. The adoption did not have an impact on the Company's consolidated financial statements.

  SFAS 149

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on the Company's consolidated financial statements.

  SFAS 150

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's consolidated financial statements.

  FIN 45

     In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

  FIN 46

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The Company adopted FIN 46 on July 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

RISK FACTORS

THE MARKET RESEARCH INDUSTRY IS VULNERABLE TO GENERAL ECONOMIC CONDITIONS.

     Many of our clients treat all or a portion of their market research expenditures as discretionary. As general economic conditions decline and our customers seek to control variable costs, projects to be performed by the Company may be delayed or cancelled, and new project bookings may slow. As a result, the growth and earnings of the Company may be adversely impacted.

OUR GROWTH WILL BE ADVERSELY AFFECTED IF THE MARKETPLACE DOES NOT CONTINUE TO CONVERT TO INTERNET-BASED MARKET RESEARCH AND POLLING.

     The ongoing success of our business will depend on our ability to continually develop and market Internet-based products and services that achieve broad market acceptance. Our clients must continue to accept the Internet as an attractive replacement for traditional market research methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews.

     Since the beginning of fiscal 1998, we have spent $67.1 million and significant management resources to develop and grow our Internet-based market research and polling business. Some of our clients have expressed concern that Internet users do not yet accurately reflect their applicable population, and that any information collected via the Internet will be inherently biased. If our current and potential clients do not continue to accept our Internet-based methodologies as reliable and unbiased, our revenues may not meet expectations or may decline, and our business, financial condition and results of operations would likely suffer.

WE FACE INTENSE COMPETITIVE PRESSURES AND UNCERTAINTIES WITHIN THE MARKET RESEARCH AND POLLING INDUSTRY.

     The market research and polling industry is highly fragmented and includes competitors much larger than we are. As competitors increase their ability to offer alternative products in the market, we may come under increasing pressures in selling and pricing our products and services. No one customer accounts for more than 5% of our revenues and most of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects in order to sustain and grow our revenues. The market research industry tends to be adversely affected by slow or depressed business conditions in the market as a whole. We are at risk of decreased market research budgets as our customers respond to difficult economic conditions, as well as to delays in projects both committed and uncommitted.

IF WE ARE UNABLE TO MAINTAIN ADEQUATE SIZE AND DEMOGRAPHIC COMPOSITION OF OUR GLOBAL INTERNET PANEL, OR IF WE ARE REQUIRED TO SPEND SUBSTANTIAL FUNDS TO DO SO, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL SUFFER.

     Our success is highly dependent on our ability to obtain and retain an adequate number of worldwide panelists in our Internet panel and its specialty-panels. Our ability to maintain an adequate online panel or increase Internet revenues may be harmed if:

     - a significant number of our current online panelists decide that they are no longer willing to participate in our surveys,

     - we lose a large number of online panelists from over-use, and then must rely on a limited number of online panelists for ongoing research,

     - we are unable to attract an adequate number of replacement panelists and specialty panel members, or

     - new regulatory requirements related to Internet "spam" make it impractical for us to continue operations as currently conducted.

     If the number of our active survey respondents significantly decreases, or the demographic composition of our Internet panel narrows, our ability to provide our clients with accurate and statistically projectable information would likely suffer. This risk is likely to increase as our business expands. For example, our Internet panel is surveyed for our own studies as well as for studies conducted for other market research firms by our Harris Interactive Service Bureau. Our business will be unable to grow and will suffer if we have an insufficient number of panelists to respond to our surveys, or if our panel becomes unreliable due to reduced size, or because it is not representative of the general population.

     Our online panelists are not obligated to participate in our surveys and polls and there can be no assurance that they will continue to do so.

     We believe that our HIpoints(SM), HIstakes(SM) and instant results programs currently provide adequate incentives to encourage participation in our surveys and to maintain the size of our Internet panel. These programs may lose their effectiveness in the future, resulting in a reduction in size of the panel.

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

     Key components of our strategy are extension of our Internet-based market research and polling products and services to clients globally, expansion of our Internet panel to include global online panelists and development of strategic alliances globally. The following risks are inherent in doing business on a global level:

     - inability to attract a critical mass of panel members in key countries and regions, particularly in Europe,

     - export controls relating to encryption technology,

     - inability to comply with or enactment of more restrictive privacy laws,

     - changes in regulatory requirements,

     - currency exchange fluctuations,

     - problems in collecting accounts receivable and longer collection periods,

     - potentially adverse tax consequences,

     - political instability,

     - Internet access restrictions, and

     - anti-American sentiment or terrorist activity against American interests abroad.

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

IF WE DO NOT CONTINUE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE WITHIN THE MARKET RESEARCH AND POLLING INDUSTRY, WE WILL NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

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

     Our ongoing success will depend on our continued ability to improve the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

ANY FAILURE IN THE PERFORMANCE OF OUR INTERNET-BASED TECHNOLOGY INFRASTRUCTURE COULD HARM OUR BUSINESS.

     Any system failure, including network, software or hardware failure, that causes an interruption in our ability to communicate with our Internet panel, collect research data, or protect visual materials included in our surveys, could result in reduced revenue, and could impair our reputation. Our systems and operations are vulnerable to damage or interruption from fire, earthquake, flooding, power loss, telecommunications failure, break-ins and similar events. One supplier of our secure off-site Web hosting facilities currently maintains approximately one-third of our servers at one facility, and while we have redundancy in our systems we depend upon the supplier and others to protect our systems and operations from the events described above.

     We have experienced technical difficulties and downtime of individual components of our computer system in the past and believe that technical difficulties and downtime may occur from time to time in the future. Although technical difficulties and downtime have had minimal impact on our operations during the past fiscal year, their impact may be more severe in the future. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for any losses that may occur due to failures in our systems. In addition, our servers and software must be able to accommodate a high volume of traffic. Any increase in demands on our servers beyond that which we currently anticipate, will require us to fund the expansion and modification of our network infrastructure. If we were unable to add additional software and hardware to accommodate increased demand, unanticipated system disruptions and slower data collection would likely result.

     Our Internet panel members communicate with us using various Internet service providers. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties unrelated to our systems in the future.

     Major components of the Internet backbone itself could fail due to terrorist attack, war or natural disaster.

     While the impact of these outages in the past has been minimal, any future system delays or failures in the Internet could adversely affect our access to our online panelists, which could have a material adverse effect on our business, financial condition and results of operations.

SUSTAINING OUR GROWTH MAY STRAIN OUR MANAGERIAL AND SYSTEMS RESOURCES.

     We have grown rapidly and need to continue to grow in all areas of our operations. Managing and sustaining our growth will place significant demands on management as well as on our administrative, operational, technical and financial systems and controls. If we are unable to manage our growth effectively, we will not be able to successfully implement our business plan at projected levels.

WE MUST CONTINUE TO ATTRACT AND RETAIN HIGHLY SKILLED EMPLOYEES.

     Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. We have experienced in the past, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, compensation and relocation or the provision of remote access to our facilities. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL COULD DISRUPT OUR OPERATIONS AND RESULT IN LOSS OF REVENUES.

     Our future success depends to a significant extent on the continued services of our key technical and senior management personnel. The loss of the services of any of these persons could seriously harm our business. Although some of our key employees have signed non-competitive agreements, only a few of our employees are currently bound by an employment agreement. All of our other relationships with our officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees other than Gordon S. Black.

OUR SUCCESSION PLANS MAY NOT BE SUCCESSFULLY EXECUTED.

     We have started our search to identify potential candidates for Chief Executive Officer. The hiring of a new CEO would allow Gordon S. Black, the current CEO, to move to a position as Executive Chairman and more fully concentrate on corporate strategy, major account marketing, international expansion. investor relations, and acquisition. If the succession plans for the CEO and other senior executives are not successfully executed, and appropriate replacement(s) cannot be hired, the senior management may be overtaxed and unable to properly execute all of their duties.

OUR BUSINESS IS LARGELY DEPENDENT ON THE CONTINUED DEVELOPMENT AND WORLDWIDE GROWTH OF THE INTERNET. THE INTERNET MAY NOT GROW, OR MAY BE UNABLE TO SUPPORT THE DEMANDS PLACED ON IT BY THIS GROWTH.

     If worldwide Internet usage does not continue to grow, we may be unable to attract International online panelists to our Internet panel or clients for our Internet-based market research and polling products and services. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth or the ability of the Internet infrastructure to adequately support the growth in Internet usage, including:

     - inadequate network infrastructure,

     - security concerns,

     - inconsistent quality of service, and

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

A BREACH OF OUR INTERNET SECURITY MEASURES OR SECURITY CONCERNS COULD ADVERSELY AFFECT OUR BUSINESS.

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

     A failure in our security measures could result in the misappropriation of private data. As a result, we may be required to expend capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, which could have a material adverse effect on our business, financial condition and results of operations.

FAILURE OR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success and ability to compete depends substantially on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We have registered a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using The Harris Poll name, our brand recognition and business would likely suffer. We would have to make substantial financial expenditures to promote and rebuild our brand identity.

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

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET.

     We may be subject to claims relating to content that is published on or downloaded from our websites. We also could be subject to liability for content that is accessible from our website through links to other websites. We may be accused of sending bulk unsolicited email, and have our email blocked by many ISPs and therefore be unable to conduct online data collection.

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

     As of July 2003, at least 37 U.S. state legislatures had enacted laws regulating the distribution of unsolicited email.

     In April 2003, The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) was introduced in the U.S. senate. This bill would require unsolicited e-mail marketing messages have a valid return address. E-mail marketers would be required to remove customers from their mailing lists if requested. The bill also give more legal ammunition for ISPs to take spammers to court, allows the Federal Trade Commission (FTC) to impose fines, and gives state attorneys general the power to bring lawsuit.

     Any future legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third parties. Existing laws and regulations currently address, and new laws and regulations and industry self-regulatory initiatives are likely to address, a variety of issues, including the following:

     - email distribution,

     - user privacy and expression,

     - the rights and safety of children,

     - intellectual property,

     - information security,

     - anti-competitive practices,

     - the convergence of traditional channels with Internet commerce,

     - taxation and pricing, and

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

WE HAVE INCURRED LOSSES IN RECENT YEARS AND MAY INCUR THEM AGAIN.

     We incurred net losses of $14.8 million in fiscal 2002, $24.0 million in fiscal 2001 and $20.9 million in fiscal 2000. We base current and future expense levels on our operating plans, which are based on our estimates of future revenues. While we have been profitable for fiscal 2003, if our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not be able to maintain profitability. Even if we remain profitable in the future, we may be unable to maintain current profitability growth on an ongoing basis.

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

     Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

     - declines in general economic conditions or the budgets of our clients,

     - a general decline in the demand for market research and polling products and services,

     - seasonal decreases in demand for market research and polling services,

     - development of equal or superior products and services by our competitors,

     - technical difficulties that cause general and long-term failure of the Internet, and

     - currency fluctuations.

     Factors that are partially within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

     - our relative mix of Internet-based and traditional market research and polling businesses,

     - technical difficulties that negatively affect our operations,

     - our ability to maintain the proper critical mass and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues,

     - our ability to recruit respondents into our sub-panels, such as our IT Decision Makers, to conduct high-value research for our clients, and

     - development of new, marketable products and services

     The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations or any other trend in our performance as an indication of our future results.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

     The market prices of the securities of Internet-related companies have been especially volatile and these securities may be overvalued. The market price of our common stock is likely to be subject to wide fluctuations. If financial operating results do not improve or improve at a slower rate than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock would likely decline. In addition, if the market for Internet-related stocks or the stock market in general experiences an additional loss in investor confidence or declines again, the market price of our common stock could fall for reasons unrelated to our business, financial condition and results of operations. Investors might be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

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

POTENTIAL ACQUISITIONS OF, OR INVESTMENTS IN, OTHER COMPANIES MAY NOT BE AVAILABLE AND/OR HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     As part of our continued strategy to increase revenue, expand our Internet panel, acquire additional intellectual capital and add to our portfolio of existing products and services, we may acquire or make investments in complementary businesses, services, products or technologies. We may be unable to identify suitable acquisition candidates or acquire them at reasonable prices and/or on reasonable terms.

     Some material risks of acquisitions are:

     - difficulties in the integration and assimilation of the operations, technologies, products and personnel of the acquired business,

     - the diversion of management's attention from other business concerns,

     - the availability of favorable acquisition financing, and

     - the potential loss of key employees and/or customers of any acquired business.

     Acquisitions may require the use of significant amounts of cash, resulting in the inability to use those funds for other business purposes. Acquisitions using our capital stock could have a dilutive effect, and could adversely affect the market price of our common stock. Amortization of intangible assets would reduce our earnings, which in turn could negatively influence the price of our common stock. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has international sales and facilities in the United Kingdom and Japan and therefore, is subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the Company's results of operations, and were not material for the periods presented. As a result of operating in foreign markets, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. To the extent the Company incurs expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows. We have historically had very low exposure to changes in foreign currency exchange rates. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low. Therefore the Company has not entered into any derivative financial instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis to mitigate such risks.

     The carrying values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................    39
Consolidated Balance Sheets at June 30, 2003 and 2002.......    40
Consolidated Statements of Operations for the years ended
  June 30, 2003, 2002 and 2001..............................    41
Consolidated Statements of Cash Flows for the years ended
  June 30, 2003, 2002 and 2001..............................    42
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2003, 2002 and 2001..................    43
Notes to Consolidated Financial Statements (including
  unaudited quarterly results of operations)................    44
Index to Financial Statement Schedules
Schedule II -- Valuation and Qualifying Accounts............    67

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF HARRIS INTERACTIVE INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Harris Interactive Inc. (the "Company") and its subsidiaries at June 30, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", on July 1, 2001.

                                          /S/ PricewaterhouseCoopers LLP

Rochester, New York
July 25, 2003

                            HARRIS INTERACTIVE INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              JUNE 30,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,391   $ 10,787
  Marketable securities.....................................    18,693     17,070
  Accounts receivable, less allowances of $325 and $474,
     respectively...........................................    20,821     20,791
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     3,776      4,669
  Other current assets......................................     3,690      4,808
  Deferred tax assets.......................................       127         --
                                                              --------   --------
     Total current assets...................................    67,498     58,125
  Property, plant and equipment, net........................     7,806      9,703
  Goodwill..................................................    63,259     63,428
  Other intangibles, less accumulated amortization of $720
     and $408, respectively.................................       730      1,042
  Other assets..............................................     2,045      2,350
  Deferred tax assets.......................................     3,904        815
                                                              --------   --------
     Total assets...........................................  $145,242   $135,463
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installment of long-term debt.....................  $     --   $  1,193
  Accounts payable..........................................     6,752      7,417
  Accrued expenses..........................................     9,050     11,081
  Short-term borrowings.....................................        --        811
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    10,375      9,824
                                                              --------   --------
     Total current liabilities..............................    26,177     30,326
Long-term debt, excluding current installment...............        --        314
Other long-term liabilities.................................       576      1,523
Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
     authorized; 54,500,713 shares issued at June 30, 2003
     and 53,020,087 shares issued at June 30, 2002..........        55         53
  Additional paid in capital................................   179,108    177,014
  Unamortized deferred compensation.........................       (56)      (147)
  Accumulated other comprehensive loss......................      (323)      (248)
  Accumulated deficit.......................................   (60,295)   (71,402)
  Officer loan..............................................        --       (277)
  Less: Treasury stock at cost, no shares at June 30, 2003
     and 655,600 shares at June 30, 2002....................        --     (1,693)
                                                              --------   --------
     Total stockholders' equity.............................   118,489    103,300
                                                              --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $145,242   $135,463
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
Revenue from services....................................  $  130,551   $  100,048   $   60,061
Cost of services.........................................      66,852       53,470       30,764
                                                           ----------   ----------   ----------
     Gross profit........................................      63,699       46,578       29,297
Operating expenses:
  Sales and marketing expenses...........................       9,542        9,720        8,475
  General and administrative expenses....................      47,507       46,708       48,537
  Restructuring (credits) charges and asset
     write-downs.........................................        (997)       6,222           --
                                                           ----------   ----------   ----------
     Operating income (loss).............................       7,647      (16,072)     (27,715)
Interest and other income................................         563        1,412        3,721
Interest expense.........................................         (57)         (95)         (26)
                                                           ----------   ----------   ----------
     Income (loss) before income taxes...................       8,153      (14,755)     (24,020)
                                                           ----------   ----------   ----------
Income tax (benefit) expense.............................      (2,954)          38           --
                                                           ----------   ----------   ----------
     Net income (loss)...................................      11,107      (14,793)     (24,020)
                                                           ==========   ==========   ==========
Basic net income (loss) per share........................  $     0.21   $    (0.32)  $    (0.70)
                                                           ==========   ==========   ==========
Diluted net income (loss) per share......................  $     0.20   $    (0.32)  $    (0.70)
                                                           ==========   ==========   ==========
Weighted average shares outstanding  -- basic............  52,983,689   46,136,445   34,239,393
                                                           ==========   ==========   ==========
Weighted average shares outstanding  -- diluted..........  54,638,596   46,136,445   34,239,393
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               2003       2002       2001
                                                              -------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $11,107   $(14,793)  $(24,020)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities -- Depreciation and
     amortization...........................................    5,583      6,534      6,441
     Restructuring (credits) charges and asset write-offs...     (997)     6,222
     Less: Cash outflows related to restructuring charges
       and asset write-offs.................................   (1,025)    (1,258)
     Amortization of deferred compensation..................       91        289        421
     Amortization of premium and discount on marketable
       securities...........................................      259         54       (493)
     Loss on disposal of assets.............................                            152
     (Increase) decrease in --
       Accounts receivable..................................      266      3,138     (2,666)
       Cost and estimated earnings in excess of billings on
          uncompleted contracts.............................      965        425      1,892
       Other current assets.................................   (3,822)      (379)       492
       Other assets.........................................    1,033        681     (1,668)
       (Decrease) increase in --
          Accounts payable..................................     (805)    (1,975)       562
          Accrued expenses..................................     (254)    (4,663)       (95)
          Other liabilities.................................     (982)     1,168         --
          Billings in excess of costs and estimated earnings
            on uncompleted contracts........................      444       (971)     3,478
                                                              -------   --------   --------
          Net cash provided by (used in) operating
            activities......................................   11,863     (5,528)   (15,504)
                                                              -------   --------   --------
Cash flows from investing activities:
  Cash paid in connection with acquisitions, net of cash
     acquired...............................................      168     (3,751)    (8,207)
  Purchase of marketable securities.........................  (32,926)   (36,603)   (41,838)
  Proceeds from maturities and sales of marketable
     securities.............................................   31,023     51,208     59,742
  Capital expenditures......................................   (2,178)    (2,841)    (7,606)
                                                              -------   --------   --------
          Net cash (used in) provided by investing
            activities......................................   (3,913)     8,013      2,091
                                                              -------   --------   --------
Cash flows from financing activities :
  Principal payments under long-term debt...................              (2,327)
  Decrease in short-term borrowings.........................     (811)      (137)
  Decrease in long-term borrowings..........................   (1,507)
  Issuance of common stock and stock options................    4,091      1,662        898
  Repurchase of common stock................................                (901)      (792)
                                                              -------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    1,773     (1,703)       106
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (119)      (580)       (40)
                                                              -------   --------   --------
Net increase (decrease) in cash and cash equivalents........    9,604        202    (13,347)
Cash and cash equivalents at beginning of period............   10,787     10,585     23,932
                                                              -------   --------   --------
Cash and cash equivalents at end of period..................  $20,391   $ 10,787   $ 10,585
                                                              =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                 COMMON STOCK                                  ACCUMULATED      RETAINED
                                  OUTSTANDING     ADDITIONAL   UNAMORTIZED        OTHER         EARNINGS
                                ---------------    PAID-IN       DEFERRED     COMPREHENSIVE   (ACCUMULATED   TREASURY   OFFICER
                                SHARES   AMOUNT    CAPITAL     COMPENSATION   INCOME (LOSS)     DEFICIT)      STOCK      LOAN
                                ------   ------   ----------   ------------   -------------   ------------   --------   -------
BALANCE AT JUNE 30, 2000......  34,111     34      129,113        (2,075)         (133)         (32,589)
Comprehensive loss:
  Net loss....................                                                                  (24,020)
  Unrealized gains on
    marketable securities.....                                                     357
  Foreign currency
    translation...............                                                     (40)
Total comprehensive loss......
Exercise of options and
  warrants....................     291                 318
Issuance of common stock under
  Employee Stock Purchase
  Plan........................     145                 385
Deferred compensation related
  to cancelled stock
  options.....................                      (1,218)        1,218
Amortization of deferred
  compensation................                                       421
Repurchase of common stock....                                                                                  (792)
Issuance of common stock......      67                 195
                                ------     --      -------        ------          ----          -------       ------     ----
BALANCE AT JUNE 30, 2001......  34,614     34      128,793          (436)          184          (56,609)        (792)
Comprehensive loss:
  Net loss....................                                                                  (14,793)
  Unrealized loss on
    marketable securities.....                                                    (176)
  Foreign currency
    translation...............                                                    (256)
Total comprehensive loss......
Exercise of options and
  warrants....................     466      1          731
Issuance of common stock under
  Employee Stock Purchase
  Plan........................     347                 281
Amortization of deferred
  compensation................                                       289
Repurchase of common stock....                                                                                  (901)
Issuance of common stock under
  401(k) plan.................     120                 328
Issuance of common stock for
  acquisitions................  17,533     18       47,104                                                               (500)
Paydown of officer loan.......     (60)               (223)                                                               223
                                ------     --      -------        ------          ----          -------       ------     ----
BALANCE AT JUNE 30, 2002......  53,020     53      177,014          (147)         (248)         (71,402)      (1,693)    (277)
Comprehensive income (loss):
  Net income..................                                                                   11,107
  Unrealized loss on
    marketable securities.....                                                     (20)
  Foreign currency
    translation...............                                                     (55)
Total comprehensive loss......
Exercise of options...........   2,101      2        3,209
Issuance of common stock under
  Employee Stock Purchase
  Plan........................     100                 268
Amortization of deferred
  compensation................                                        91
Retirement of common stock....    (791)             (1,698)                                                    1,693
Issuance of common stock under
  401(k) plan.................     157                 615
Paydown of officer loan.......     (86)               (300)                                                               277
                                ------     --      -------        ------          ----          -------       ------     ----
BALANCE AT JUNE 30, 2003......  54,501     55      179,108           (56)         (323)         (60,295)          --       --
                                ======     ==      =======        ======          ====          =======       ======     ====

                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                  (DEFICIT)
                                -------------
BALANCE AT JUNE 30, 2000......      94,350
Comprehensive loss:
  Net loss....................     (24,020)
  Unrealized gains on
    marketable securities.....         357
  Foreign currency
    translation...............         (40)
                                   -------
Total comprehensive loss......     (23,703)
                                   -------
Exercise of options and
  warrants....................         318
Issuance of common stock under
  Employee Stock Purchase
  Plan........................         385
Deferred compensation related
  to cancelled stock
  options.....................          --
Amortization of deferred
  compensation................         421
Repurchase of common stock....        (792)
Issuance of common stock......         195
                                   -------
BALANCE AT JUNE 30, 2001......      71,174
Comprehensive loss:
  Net loss....................     (14,793)
  Unrealized loss on
    marketable securities.....        (176)
  Foreign currency
    translation...............        (256)
                                   -------
Total comprehensive loss......     (15,225)
                                   -------
Exercise of options and
  warrants....................         732
Issuance of common stock under
  Employee Stock Purchase
  Plan........................         281
Amortization of deferred
  compensation................         289
Repurchase of common stock....        (901)
Issuance of common stock under
  401(k) plan.................         328
Issuance of common stock for
  acquisitions................      46,622
Paydown of officer loan.......
                                   -------
BALANCE AT JUNE 30, 2002......     103,300
Comprehensive income (loss):
  Net income..................      11,107
  Unrealized loss on
    marketable securities.....         (20)
  Foreign currency
    translation...............         (55)
                                   -------
Total comprehensive loss......      11,032
                                   -------
Exercise of options...........       3,211
Issuance of common stock under
  Employee Stock Purchase
  Plan........................         268
Amortization of deferred
  compensation................          91
Retirement of common stock....          (5)
Issuance of common stock under
  401(k) plan.................         615
Paydown of officer loan.......         (23)
                                   -------
BALANCE AT JUNE 30, 2003......     118,489
                                   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            HARRIS INTERACTIVE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BUSINESS

     Harris Interactive Inc. (the "Company") is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll (TM), the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

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

  MARKETABLE SECURITIES

     Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of June 30, 2003 and 2002. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the estimated useful life of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" the Company assesses property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

  GOODWILL AND OTHER INTANGIBLES

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. Effective upon adoption, SFAS No. 142 eliminates the requirement to amortize goodwill and instead requires periodic testing of goodwill for impairment. If goodwill is impaired, it will be written down to its estimated fair value. The impact of adoption of SFAS No. 142 did not result in an adjustment to recorded goodwill. Goodwill amortization expense was $330 in fiscal 2001. See also footnotes 16, 17 and 18.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     The Company follows the provisions of Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which accounts for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Such amounts are included in other assets in the balance sheet and amounted to $1,485 and $1,628 at June 30, 2003 and 2002, respectively. Amortization expense related to these costs amounted to $1,072, $913 and $678 for fiscal years 2003, 2002 and 2001, respectively.

  REVENUE RECOGNITION

     The Company recognizes revenue from services principally on a proportional performance basis based on the ratio of costs incurred to total estimated costs. Subscription revenues are recognized upon delivery of the research project. Revenues include amounts billed to customers to cover subcontractor costs and other direct expenses. Provision for estimated contract losses, if any, is made in the period such losses are determined.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable as well as costs and estimated earnings in excess of billings on uncompleted contracts. Credit losses are provided for in the financial statements and have been within management's expectations. In fiscal 2003 and fiscal 2002, no single customer accounted for more than 10% of the Company's consolidated revenue. For the year ended June 30, 2001, the Company's largest customer comprised 12% of total revenue and no other single customer comprised 10% of total revenue.

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

  FOREIGN CURRENCY

     For the Company's subsidiaries outside of the United States, the local currency is the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of the subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheet.

  ADVERTISING EXPENSES

     Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Such expenses amounted to $1,021, $1,275 and $1,653, for the years ended June 30, 2003, 2002 and 2001, respectively.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  RECLASSIFICATIONS

     It is the Company's policy to reclassify amounts in prior years' financial statements to conform to the current year's presentation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and accounts receivable are valued at their carrying or redemption amounts, which are reasonable estimates of their fair value. The fair value of all other instruments approximates cost.

  INCOME (LOSS) PER SHARE

     Basic income (loss) per share amounts are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS

  SFAS 145

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS No. 145 on July 1, 2002. The adoption did not have an impact on the Company's consolidated financial statements.

  SFAS 146

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

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

standard is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption did not have an impact on the Company's consolidated financial statements.

  SFAS 148

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending June 30, 2003 and is also required to provide the disclosures in its quarterly reports containing condensed financial statements for interim periods. The Company adopted SFAS 148 on January 1, 2003 and elects to continue to account for its stock based compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as are described in Note 14 of these Audited Consolidated Financial Statements. The adoption did not have an impact on the Company's consolidated financial statements.

  SFAS 149

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on the Company's consolidated financial statements.

  SFAS 150

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's consolidated financial statements.

  FIN 45

     In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption did not have an impact on the Company's consolidated financial statements.

  FIN 46

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The Company adopted FIN 46 on July 1, 2003. The adoption did not have an impact on the Company's consolidated financial statements.

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

     The Company has recorded approximately $50,521 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Notes 16 and 17).

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

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

3.  BUSINESS COMBINATIONS -- (CONTINUED)


                                                              TWELVE MONTHS ENDED
                                                                    JUNE 30,
                                                      ------------------------------------
                                                                 (PRO-FORMA)   (PRO-FORMA)
                                                                 (UNAUDITED)   (UNAUDITED)
                                                        2003        2002          2001
                                                      --------   -----------   -----------
Revenue.............................................  $130,551    $114,139      $113,845
Net income (loss)...................................    11,107     (22,755)      (21,992)
Income(loss) per share -- basic.....................  $   0.21    $  (0.43)        (0.43)
Income(loss) per share -- diluted...................  $   0.20    $  (0.43)        (0.43)

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

     Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                               AS OF JUNE 30, 2003
                                                               -------------------
Acquisitions -- Market Research Solutions Limited And M&A
  Create Limited:
  Fair value of assets acquired.............................         $ 4,500
  Liabilities assumed.......................................           6,568
  Stock issued..............................................           2,256
Acquisition -- Total Research Corporation:
  Fair value of assets acquired.............................         $13,861
  Liabilities assumed.......................................          17,174
  Stock issued..............................................          41,259
  Fair value of stock options issued........................           3,609

4.  RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWNS

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

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

4.  RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWNS -- (CONTINUED)

     The following table summarizes activity with respect to the restructuring charges for the period ended June 30, 2003:

                                                        ASSET WRITE-      LEASE
                                            SEVERANCE      DOWNS       COMMITMENTS   TOTAL
                                            ---------   ------------   -----------   ------
Net charge fiscal 2002....................   $1,169        $2,792        $2,261      $6,222
  Asset write-offs during fiscal 2002.....        0        (2,792)            0      (2,792)
  Cash payments during fiscal 2002........   (1,098)            0          (160)     (1,258)
                                             ------        ------        ------      ------
Remaining reserve at June 30, 2002........       71             0         2,101       2,172
  Cash payments during fiscal 2003........      (71)            0          (954)     (1,025)
  Fiscal 2003 adjustments.................                                 (997)       (997)
                                             ------        ------        ------      ------
Remaining reserve at June 30, 2003........   $    0        $    0        $  150      $  150
                                             ======        ======        ======      ======

     As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through 2005. The total number of employees included in the charge and ultimately terminated was 82.

     During fiscal 2003, the Company adjusted the reserve for restructuring charges by $997 for lease commitments that were no longer required. The adjustments were due to the Company obtaining a release from its obligations under previous lease obligations.

5.  MARKETABLE SECURITIES

     At June 30, 2003 and 2002, marketable securities consisted of the following:

                                                       2003                   2002
                                               --------------------   --------------------
                                                COST     FAIR VALUE    COST     FAIR VALUE
                                               -------   ----------   -------   ----------
Type of issue:
  Available-for-sale securities Commercial
     paper...................................  $ 2,400    $ 2,400     $ 4,127    $ 4,127
  Corporate bonds............................   12,186     12,214       7,878      7,924
  Government securities......................    4,067      4,079       5,012      5,019
                                               -------    -------     -------    -------
Total available-for-sale securities..........  $18,653    $18,693     $17,017    $17,070
                                               =======    =======     =======    =======

     Gross unrealized gains and losses on available-for-sale securities at June 30, 2003 were $41 and $1, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2002 were $53 and $3, respectively.

     The cost and fair value of available-for-sale securities at June 30, 2003 and 2002, by contractual maturity, are shown below:

                                                       2003                   2002
                                               --------------------   --------------------
                                                COST     FAIR VALUE    COST     FAIR VALUE
                                               -------   ----------   -------   ----------
Maturity date:
  Due in one year or less....................  $10,389    $10,413     $15,507    $15,560
  Due after one year through three years.....    8,264      8,280       1,510      1,510
                                               -------    -------     -------    -------
Total available-for-sale securities..........  $18,653    $18,693     $17,017    $17,070
                                               =======    =======     =======    =======

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

5.  MARKETABLE SECURITIES -- (CONTINUED)

     There were no material gains or losses from sales of available-for-sale securities during the years ended June 30, 2003 and 2002

6.  CONTRACTS IN PROGRESS

     Accumulated costs and estimated earnings and billings on contracts in progress at June 30 was as follows:

                                                               2003      2002
                                                              -------   -------
Accumulated costs and estimated earnings....................  $28,299   $16,687
Billings....................................................  (34,898)  (21,842)
                                                              -------   -------
                                                              $(6,599)  $(5,155)
                                                              =======   =======

     Contracts in progress are included in the accompanying balance sheets under the following captions:

                                                                2003      2002
                                                              --------   -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  3,776   $ 4,669
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (10,375)   (9,824)
                                                              --------   -------
                                                              $ (6,599)  $(5,155)
                                                              ========   =======

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Furniture and fixtures......................................  $  4,341   $  4,691
Equipment...................................................    19,696     17,679
Leasehold improvements......................................     3,320      3,173
                                                              --------   --------
                                                                27,357     25,543
  Accumulated depreciation..................................   (19,551)   (15,840)
                                                              --------   --------
                                                              $  7,806   $  9,703
                                                              ========   ========

     Depreciation expense on property, plant and equipment amounted to $4,198, $4,421 and $4,755 in fiscal years 2003, 2002 and 2001, respectively.

     The Company has several non-cancelable operating leases for office space, vehicles and equipment. Future minimum lease payments under non-cancelable operating leases as of June 30, 2003 are as follows:

YEARS ENDING JUNE 30:
---------------------
2004........................................................   $4,857
2005........................................................    4,042
2006........................................................    2,859
2007........................................................    1,848
2008........................................................    1,733
2009 and beyond.............................................    2,692

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

7.  PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)

     Total rental expense for operating leases in 2003, 2002 and 2001 was $5,183, $5,922 and $5,121, respectively.

8.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the United States, the United Kingdom and Japan. Non-U.S. market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements and all inter-segment sales have been eliminated upon consolidation. Geographic information for the years ended June 30, 2003, 2002 and 2001 are as follows:

                                                 U.S.       U.K.      JAPAN
                                                MARKET     MARKET     MARKET
                                               RESEARCH   RESEARCH   RESEARCH    TOTAL
                                               --------   --------   --------   --------
Year ended June 30, 2003:
Revenue......................................  $101,050   $23,044     $6,457    $130,551
Long-lived assets............................    61,498     9,087      3,255      73,840

Year ended June 30, 2002:
Revenue......................................  $ 78,488   $16,418     $5,142    $100,048
Long-lived assets............................    64,277     9,056      3,188      76,521

Year ended June 30, 2001:
Revenue......................................  $ 60,061   $     0     $    0    $ 60,061
Long-lived assets............................    25,804         0          0      25,804

9.  ACCRUED EXPENSES

     Accrued expenses consisted of the following at June 30:

                                                               2003     2002
                                                              ------   -------
Payroll and withholding expenses............................  $1,078   $ 1,022
Accrued benefits............................................     792     1,055
Bonuses.....................................................   2,217     2,003
Accrued restructuring.......................................     150     1,053
Accrued HIpoints............................................   1,562       930
Vacation accrual............................................     339       688
Other.......................................................   2,912     4,330
                                                              ------   -------
                                                              $9,050   $11,081
                                                              ======   =======

     Other consists of accrued expenses individually less than 5% of total current liabilities.

10.  LINE OF CREDIT

     The Company maintains a line of credit with a commercial bank providing borrowing availability up to $5 million in fiscal 2003 and 2002, at the prime rate. The prime rate in effect at June 30, 2003 was 4.0% and

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

10.  LINE OF CREDIT -- (CONTINUED)

borrowings under this arrangement are due upon demand. There were no borrowings outstanding under this agreement at June 30, 2003 or 2002. The line of credit is collateralized by the assets of the Company.

     At June 30, 2003 the Company had no short-term or long-term borrowings. At June 30, 2002, the Company had short-term and long-term borrowings of $0.8 million and $1.5 million, respectively, limited to operations in the United Kingdom and Japan. Interest rates related to the borrowings ranged from 1.8% to 3.0% with maturity dates extending to 2006. There were no restrictive covenants associated with these borrowings.

11.  INCOME TAXES

     The provision for income taxes consists of:

                                                          2003       2002       2001
                                                         -------   --------   --------
Current:
  Federal..............................................  $   262     $--        $--
  State................................................       38      --         --
  Foreign..............................................       45      38         --
                                                         -------     ---        ---
                                                         $   345     $38        $--
Deferred:
  Federal..............................................  $(2,654)    $--        $--
  State................................................     (382)     --         --
  Foreign..............................................     (263)     --         --
                                                         -------     ---        ---
                                                         $(3,299)    $--        $--
                                                         -------     ---        ---
                                                         $(2,954)    $--        $--
                                                         =======     ===        ===

     The U.S. and foreign components of loss before income taxes are as follows:

                                                           2003      2002       2001
                                                          ------   --------   --------
U.S.....................................................  $7,663   $(12,528)  $(23,839)
Foreign.................................................     490     (2,227)      (181)
                                                          ------   --------   --------
                                                          $8,153   $(14,755)  $(24,020)
                                                          ======   ========   ========

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

11.  INCOME TAXES -- (CONTINUED)

     Deferred tax assets (liabilities) at June 30 consist of the following:

                                                               2003      2002
                                                              -------   -------
Net operating loss carryforwards............................  $31,050   $30,121
Internet database development expenses......................    1,048     1,837
Stock option compensation...................................      180       521
HIPoints Reserve............................................      608       361
Other.......................................................      891     1,202
                                                              -------   -------
Gross deferred tax assets...................................   33,777    34,042
Valuation allowance.........................................  (29,227)  (32,966)
                                                              -------   -------
                                                                4,550     1,076
Goodwill....................................................     (519)     (261)
                                                              -------   -------
Net deferred tax assets.....................................  $ 4,031   $   815
                                                              =======   =======

     As of June 30, 2003, the Company has Federal and New York State net operating loss carryforwards of approximately $82,822 and $80,747, respectively, that will begin to expire in 2019. A change in ownership could create a limitation on the amount of income that can be offset by net operating loss carryforwards and credits.

     Deferred tax assets have been recognized to the extent management believes it is more likely than not that the asset will be realized. Changes in facts, circumstances and projections may have an effect on the amount of the asset recognized in future periods.

     The reversal of the valuation allowance established against deferred tax assets for temporary differences resulting from APB 16 purchase accounting is credited directly to goodwill, rather then income tax expense, resulting in zero net effect to the income statement. If the deferred assets underlying the valuation allowance are recognized, $3,192 of the valuation allowance would be credited to goodwill.

     Of the June 30, 2003 valuation allowance, $5,217 was established against deferred tax assets associated with stock option deductions. The future reversal of this portion of the valuation allowance would be credited directly to additional paid in capital, which would result in no tax benefit recorded in the income statement.

     The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

                                                             2003     2002      2001
                                                            ------   -------   -------
Expense (Benefit) at Federal statutory rate...............  $2,772   $(5,017)  $(8,167)
State income tax benefit, net of Federal income tax.......     249      (938)   (1,162)
Foreign rate differential.................................     (10)     (778)       62
Merger related expenses...................................      --    (1,426)       --
(Decrease) Increase in valuation allowance................  (6,023)    8,172     9,377
Other non-deductible items................................      58        25      (110)
                                                            ------   -------   -------
                                                            (2,954)  $    38   $    --
                                                            ======   =======   =======

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

12.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     In fiscal 2000, the Company amended the Certificate of Incorporation to increase the number of authorized common stock to 100,000,000 shares. At June 30, 2003 and 2002 the Company had no outstanding Warrants.

  EMPLOYEE STOCK PURCHASE PLAN

     The Company registered 500,000 shares of common stock in March 2000 for issuance under the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP provides employees with an opportunity to purchase the Company's common stock through payroll deductions. Under the ESPP, the Company's employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85 percent of the fair value at either the beginning or the end of each offering period. During fiscal years 2003, 2002 and 2001, employees purchased 99,383, 104,507 and 145,143 shares of common stock through the ESPP, respectively.

  TREASURY STOCK

     In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity" unless such shares are formally retired. As of June 30, 2003, the Company had repurchased and retired 655,600 shares of common stock, at a cost of $1,693 under such program.

  INVESTOR STOCK OPTIONS

     At June 30, 2003 and 2002, the Company had outstanding options to acquire 12,220 and 244,400, respectively, shares of its common stock (not including options under the Company's employee stock option plan, as discussed in Note 14 below), which represent options to acquire common stock of Total Research which were assumed by the Company in connection with the Merger.

13.  NET INCOME (LOSS) PER SHARE

     The following table presents the shares used in computing basic and diluted earnings per share ("EPS") for the years ended June 30, 2003, 2002 and 2001. Unexercised stock options to purchase 564,343 shares of the Company's common stock for the year ended June 30, 2003 at a weighted average price per share of $8.05 were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock for fiscal 2003. As a result of losses from continuing operations, unexercised stock options to purchase 6,543,458 and 3,858,484 shares of the Company's common stock for the years ended June 30, 2002 and 2001, respectively, at weighted average prices per share of $2.67 and $3.38, were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive.

                                                      FOR THE YEAR ENDED JUNE 30,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Weighted average outstanding common shares for
  basic EPS...................................   52,983,689    46,136,445    34,239,393
Diluted effect of outstanding stock options...    1,654,907            --            --
Shares for diluted EPS........................   54,638,596    46,136,445    34,239,393

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

13.  NET INCOME (LOSS) PER SHARE -- (CONTINUED)

     The following table sets forth the computation of basic and diluted net loss per share:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Numerator:
  Net income(loss) attributable to holders of
     common stock.............................  $    11,107   $   (14,793)  $   (24,020)
                                                ===========   ===========   ===========
Denominator for basic income(loss) per
  share -- weighted average shares............   52,983,689    46,136,445    34,239,393
                                                ===========   ===========   ===========
Basic income (loss) per share.................  $      0.21   $     (0.32)  $     (0.70)
                                                ===========   ===========   ===========
Denominator for diluted income(loss) per
  share -- weighted average shares............   54,638,596    46,136,445    34,239,393
                                                ===========   ===========   ===========
Diluted income (loss) per share...............  $      0.20   $     (0.32)  $     (0.70)
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

     The Company has registered 3,250,000 shares of common stock for issuance under the 1999 long-term incentive plan. There were 1,162,766 shares available for future grant at June 30, 2003.

     Additionally, pursuant to the terms of the Merger, outstanding options to purchase common stock of Total Research Corporation became fully vested and exercisable to purchase an aggregate of 2,654,306 shares of the Company's common stock on November 1, 2001. All other terms of these options continue to be governed by the applicable Total Research option agreements.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

14.  EMPLOYEE STOCK OPTION PLAN -- (CONTINUED)

     A summary of the status of the Company's employee stock option plan (including Total Research options after November 1, 2001) for the years ended June 30, 2003, 2002 and 2001 is as follows:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES     PRICE PER SHARE
                                                           ----------   ----------------
Outstanding at June 30, 2000.............................   4,059,400         3.52
     Granted.............................................     653,250         4.25
     Canceled............................................    (600,130)        6.21
     Exercised...........................................    (254,036)        1.25
                                                           ----------
Outstanding at June 30, 2001.............................   3,858,484         3.38
  Assumed in acquisition.................................   2,654,306         2.05
     Granted.............................................     877,000         2.10
     Canceled............................................    (367,194)        6.51
     Exercised...........................................    (723,538)        1.15
                                                           ----------
Outstanding at June 30, 2002.............................   6,299,058        $2.70
     Granted.............................................     785,000         2.48
     Canceled............................................    (524,572)        4.51
     Exercised...........................................  (1,870,341)        1.49
                                                           ----------
Outstanding at June 30, 2003.............................   4,689,145         2.95
                                                           ==========

     Employee stock options exercisable as of June 30, 2003, 2002 and 2001 amounted to 3,436,548, 4,965,355 and 2,456,572, respectively. The weighted average exercise price of the exercisable options at June 30, 2003, 2002 and 2001 was $3.00, $2.43 and $2.50, respectively.

     The following represents additional information about employee stock options outstanding at June 30, 2003:

                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
----------------------------------------------------------------------   -------------------------------
                                         WEIGHTED
                                         AVERAGE           WEIGHTED                        WEIGHTED
      RANGE OF                          REMAINING          AVERAGE                          AVERAGE
   EXERCISE PRICES       NUMBER      CONTRACTUAL LIFE   EXERCISE PRICE     NUMBER      EXERCISABLE PRICE
      PER SHARE        OUTSTANDING       (YEARS)         (PER SHARE)     EXERCISABLE      (PER SHARE)
   ---------------     -----------   ----------------   --------------   -----------   -----------------
$  .35 - $  .47......     389,000          4.3              $ 0.45          389,000         $ 0.45
  1.26 -   3.70......   3,584,866          7.1              $ 2.38        2,508,019         $ 2.41
  3.75 -   7.06......     447,279          7.1              $ 4.64          314,446         $ 4.79
 11.00 -  14.00......     268,000          6.7              $11.31          225,083         $11.33

     During fiscal 2000, 617,000 stock options were granted to employees at an amount that was less than the fair value of the common stock as of the grant date. Accordingly, the Company recorded $2,431 in unamortized deferred compensation in fiscal 2000 for these options that vest over 3 to 4 years. Compensation expense is being amortized over the vesting period and unamortized deferred compensation has been recorded as a reduction in stockholders' equity. No such options were granted in fiscal 2003, 2002 and 2001. During fiscal 2003, 2002 and 2001, compensation expense recognized in the consolidated statements of operations amounted to $91, $289 and $421, respectively.

     The weighted average fair market value of options granted during fiscal 2003, 2002 and 2001 was $1.37, $1.17 and $2.92, respectively. For purposes of this disclosure, the fair value of each option grant was estimated

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

14.  EMPLOYEE STOCK OPTION PLAN -- (CONTINUED)

on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding in 2003, 2002 and 2001.

                                                              2003   2002   2001
                                                              ----   ----   ----
Risk-free interest rate.....................................  2.35%  3.01%  4.31%
Weighted average expected life (years)......................     4      3      3
Volatility factor...........................................    72%    81%   110%
Dividend yield..............................................    --     --     --

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

                                                               BASIC NET INCOME   DILUTED NET INCOME
                                                               (LOSS) PER SHARE    (LOSS) PER SHARE
                                                                 AVAILABLE TO        AVAILABLE TO
                                 NET INCOME (LOSS)                HOLDERS OF          HOLDERS OF
                       AVAILABLE TO HOLDERS OF COMMON STOCK      COMMON STOCK        COMMON STOCK
                       -------------------------------------   ----------------   ------------------
                                    FAIR VALUE
                          AS       COMPENSATION       PRO         AS       PRO       AS        PRO
                       REPORTED       EXPENSE        FORMA     REPORTED   FORMA   REPORTED    FORMA
                       ---------   -------------   ---------   --------   -----   ---------   ------
2003.................  $ 11,107       $1,099       $ 10,008     $ .21     $.19      $ .20     $ .18
2002.................   (14,793)       1,215        (16,008)    $(.32)    (.35)      (.32)     (.35)
2001.................   (24,020)       1,262        (25,282)     (.70)    (.74)      (.70)     (.74)

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

     Participants may contribute 1% to 100% of compensation up to federally established limitations. Employer matching contributions are discretionary, and include matching contributions and profit sharing contributions. Matching contribution expense incurred by the Company during 2003, 2002 and 2001 was $616, $634 and $344, respectively.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

16.  ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

                                                           AS OF JUNE 30,
                                    -------------------------------------------------------------
                                                2003                            2002
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
Amortized intangible assets
  Contract-based intangibles......      $1,450           $720           $1,450           $408
                                        ------           ----           ------           ----
     Total........................      $1,450           $720           $1,450           $408
                                        ======           ====           ======           ====

                                             FOR THE YEAR ENDED JUNE 30,
                                    ----------------------------------------------
                                         2003            2002            2001
                                    --------------   ------------   --------------
Aggregate amortization expense:
  For the year ended..............      $  312           $241           $   --
                                        ------           ----           ------
Estimated amortization expense:
  For the year ending June 30,
     2004.........................      $  312
                                        ------
  For the year ending June 30,
     2005.........................      $  312
                                        ------
  For the year ending June 30,
     2006.........................      $  106
                                        ------

17.  GOODWILL


Balance as of July 1, 2001..................................   $ 8,913
Acquisitions of Market Research Solutions Limited and M&A
  Create Limited during the quarter ended September 30,
  2001......................................................     5,276
Acquisition of Total Research during the quarter ended
  December 31, 2001.........................................    49,239
                                                               -------
Balance as of July 1, 2002..................................   $63,428
Additional purchase accounting adjustments in connection
  with the acquisition of Total Research....................       249
Goodwill written off related to the reversal of deferred tax
  asset valuation allowance.................................      (418)
                                                               -------
Balance as of June 30, 2003.................................   $63,259
                                                               =======

18.  GOODWILL AND OTHER INTANGIBLE ASSET -- ADOPTION OF FAS 142

     On July 1, 2001 the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." The pronouncement required an annual impairment test in lieu of monthly amortization for goodwill. The Company completed its transitional impairment test in accordance with FAS 142 as of December 31, 2001, with no impairment identified. The Company completed its annual impairment test in accordance with FAS 142 as of June 30, 2003 and 2002, with no impairment identified.

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

18.  GOODWILL AND OTHER INTANGIBLE ASSET -- ADOPTION OF FAS 142 -- (CONTINUED)

     The following table presents prior years earnings and earnings per share as if the provisions of FAS 142 had been applied to prior years:

                                                         TWELVE MONTHS ENDED JUNE 30,
                                                         -----------------------------
                                                          2003       2002       2001
                                                         -------   --------   --------
Reported net income (loss).............................  $11,107   $(14,793)  $(24,020)
Add back goodwill amortization.........................                            331
Adjusted net income (loss).............................  $11,107   $(14,793)  $(23,689)

Basic net income (loss) per share:
Reported net income (loss).............................  $  0.21   $  (0.32)  $  (0.70)
Add back goodwill amortization.........................       --         --       0.01
Adjusted basic and diluted net income (loss)...........  $  0.21   $  (0.32)  $  (0.69)

Diluted net income (loss) per share:
Reported net income (loss).............................  $  0.20   $  (0.32)  $  (0.70)
Add back goodwill amortization.........................       --         --       0.01
Adjusted basic and diluted net income (loss)...........  $  0.20   $  (0.32)  $  (0.69)

19.  SUPPLEMENTAL CASH FLOW INFORMATION

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid (received) during the year for:

                                                             2003     2002      2001
                                                             -----   -------   -------
Interest...................................................  $(411)  $(1,686)  $(3,941)
                                                             -----   -------   -------
Taxes......................................................  $(823)  $    41   $    --
                                                             -----   -------   -------

20.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated quarterly statement of operations data for the years ended June 30, 2003 and 2002. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this

                            HARRIS INTERACTIVE INC.

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

20.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS -- (CONTINUED)

Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

                                                                  THREE MONTHS ENDED
                       ---------------------------------------------------------------------------------------------------------
                       SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                           2001            2001         2002        2002         2002            2002         2003        2003
                       -------------   ------------   ---------   --------   -------------   ------------   ---------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue from
  services...........     $17,134        $ 24,804      $28,323    $29,787       $30,329        $32,468       $32,080    $35,674
Cost of services.....       9,188          14,405       14,536     15,341        16,552         16,944        16,141     17,215
                          -------        --------      -------    -------       -------        -------       -------    -------
Gross Profit.........       7,946          10,399       13,787     14,446        13,777         15,524        15,939     18,459
Operating expenses:
  Sales and marketing
    expenses.........       1,599           2,742        3,023      2,344         1,909          2,226         2,352      3,055
  General and
    administrative
    expenses.........      10,087          12,332       12,205     12,096        11,003         11,763        11,411     13,330
  Restructuring and
    asset
    impairment.......          --           6,222           --         --            --           (389)         (273)      (335)
                          -------        --------      -------    -------       -------        -------       -------    -------
Operating (loss)
  income.............      (3,740)        (10,897)      (1,441)         6           865          1,924         2,449      2,409
Interest and other
  income.............         529             406          247        230           168            149           114        132
Interest expense.....         (19)            (25)         (22)       (29)          (19)           (19)           (6)       (13)
                          -------        --------      -------    -------       -------        -------       -------    -------
(Loss) income before
  income taxes.......      (3,230)        (10,516)      (1,216)       207         1,014          2,054         2,557      2,528
Income tax (benefit)
  expense............          --              --           --         38            --             --            --     (2,954)
                          -------        --------      -------    -------       -------        -------       -------    -------
Net (loss) income....     $(3,230)       $(10,516)     $(1,216)   $   169       $ 1,014        $ 2,054       $ 2,557    $ 5,482
                          =======        ========      =======    =======       =======        =======       =======    =======
Basic net (loss)
  Income per share...     $ (0.09)       $  (0.23)     $ (0.02)   $  0.00       $  0.02        $  0.04       $  0.05    $  0.10
                          =======        ========      =======    =======       =======        =======       =======    =======
Diluted net (loss)
  Income per share...     $ (0.09)       $  (0.23)     $ (0.02)   $  0.00       $  0.02        $  0.04       $  0.05    $  0.10
                          =======        ========      =======    =======       =======        =======       =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive's disclosure controls and procedures as of June 30, 2003 (the end of the period covered by this Report on Form 10-K) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 2003 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to our executive officers and significant employees, see the section captioned "Executive Officers of Harris Interactive" in Part I of this Form 10-K. The information required by Item 10 of Form 10-K with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Compensation of Executive Officers and Directors and Other Matters", "Compensation Committee Report on Executive Compensation", and "Comparison of 43 Month Cumulative Total Return" in the Proxy Statement.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "Audit Fees" in the Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this Report under "Item 8 -- Financial Statements and Supplementary Data":


Report of Independent Auditors..............................    39
Consolidated Balance Sheets at June 30, 2003 and 2002.......    40
Consolidated Statements of Operations for the years ended
  June 30, 2003, 2002 and 2001..............................    41
Consolidated Statements of Cash Flows for the years ended
  June 30, 2002, 2001 and 2000..............................    42
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2003, 2002 and 2001..................    43
Notes to Consolidated Financial Statements (including
  unaudited quarterly results of operations)................    44

FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule
II -- Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2003. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

REPORTS ON FORM 8-K

     On April 23, 2003, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 9 (Item 12) announcing the Company's earnings for the calendar quarter ended March 31, 2003.

     On May 1, 2003, a report on Form 8-K was filed with the SEC pursuant to
Item 5 announcing the participation of certain current executives of the Company in 10b5-1 Sales plans.

     On May 8, 2003, a report on Form 8-K was filed with the SEC pursuant to
Item 5 announcing the Company's receipt of a notice of demand registration rights with respect to registration of an aggregate of 11,810,278 shares of the common stock, par value $.001 per share, of the Company held by BVCF III, L.P., Brinson MAP Venture Capital Fund III Trust and Virginia Retirement System (collectively, the "Investors"), pursuant to a Registration Agreement dated as of July 7, 1998, as amended, between the Company and the Investors.

                                    EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
2.1      Agreement and Plan of Merger, dated August 5, 2001, among
         Harris Interactive Inc., Total Merger Sub Inc., and Total
         Research Corporation (Incorporated by reference to Harris
         Interactive's Current Report on Form 8-K filed August 14,
         2001, listed as Exhibit 99.1).
3.1      Amended and Restated Certificate of Incorporation of the
         Company (filed as Exhibit 3.1 to Form 10-K filed September
         27, 2000 and incorporated herein by reference).
3.2      By-laws of the Company (filed as Exhibit 3.2 to Form 10-K
         filed August 31, 2001 and incorporated herein by reference).
10.1*    1999 Long Term Incentive Plan and form of agreements thereto of the Company (filed as Exhibit 10.1 to the Company's
         Registration Statement on Form S-1 filed September 17, 1999
         (Registration No. 333-87311) and incorporated herein by
         reference).
10.2*    1999 Employee Stock Purchase Plan and form of agreements
         thereto of the Company (filed as Exhibit 10.2 to the
         Company's Registration Statement on Form S-1 filed September
         17, 1999 (Registration No. 333-87311) and incorporated
         herein by reference).
10.5.1*  Confidentiality and Non-Competition Agreement dated
         September 1, 1999 between the Company and Gordon S. Black
         (filed as Exhibit 10.5.1 to the Company's Registration
         Statement on Form S-1/A filed October 26, 1999 (Registration
         No. 333-87311) and incorporated herein by reference).
10.5.2*  Confidentiality and Non-Competition Agreement dated
         September 1, 1999 between the Company and David H. Clemm
         (filed as Exhibit 10.5.2 to the Company's Registration
         Statement on Form S-1/A filed October 26, 1999 (Registration
         No. 333-87311) and incorporated herein by reference).
10.5.3*  Confidentiality and Non-Competition Agreement dated
         September 1, 1999 between the Company and Leonard R. Bayer
         (filed as Exhibit 10.5.3 to the Company's Registration
         Statement on Form S-1/A filed October 26, 1999 (Registration
         No. 333-87311) and incorporated herein by reference).
10.6.1   Leases for 135, 155 & 60 Corporate Woods, Rochester, New
         York dated April 12, 1991 between Gordon S. Black
         Corporation and Corporate Woods Associates, together with
         all amendments thereto (filed as Exhibit 10.6.1 to the
         Company's Registration Statement on Form S-1 filed September
         17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000
         (filed as Exhibit 10.6.1 to Form 10-K filed August 31, 2001 and incorporated herein by reference).
10.6.2   Lease for 70 Carlson Road, Rochester, New York dated July 1,
         1998 between Gordon S. Black Corporation and Carlson Park
         Associates, together with all amendments thereto (filed as
         Exhibit 10.6.2 to the Company's Registration Statement on
         Form S-1 filed September 17, 1999 (Registration No.
         333-87311) and incorporated herein by reference).
10.6.3   Lease for 111 Fifth Avenue, New York, New York dated June 9,
         1994 between Louis Harris and Associates, Inc. and B.J.W.
         Associates (filed as Exhibit 10.7 to the Company's
         Registration Statement on Form S-1/A filed October 26, 1999
         (Registration No. 333-87311) and incorporated herein by
         reference).
10.6.4   Sublease for 5th Floor, 500 Fifth Avenue, New York, New York
         dated March 31, 2000 between the Company and New York Life
         Insurance Company (filed as Exhibit 10.6.4 to Form 10-K
         filed September 27, 2000 and incorporated herein by
         reference).
10.7     Registration Agreement dated July 7, 1998 among the Company,
         Brinson Venture Capital Fund III, L.P., Brinson MAP Venture
         Capital Fund III Trust and the Virginia Retirement System
         (filed as Exhibit 10.8 to the Company's Registration
         Statement on Form S-1 filed September 17, 1999 (Registration
         No. 333-87311) and incorporated herein by reference).
10.8     Revolving Credit Facility between Gordon S. Black
         Corporation and Manufacturers and Traders Trust Company
         dated August 18, 1999 (filed as Exhibit 10.9 to the
         Company's Registration Statement on Form S-1/A filed October
         26, 1999 (Registration No. 333-87311) and incorporated
         herein by reference).
10.9     Investment Agreement between Market Facts, Inc. and the
         Company dated April, 1999 (filed as Exhibit 10.11 to the
         Company's Registration Statement on Form S-1/A filed October
         26, 1999 (Registration No. 333-87311) and incorporated
         herein by reference).

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
10.10    Amended and Restated Investment Agreement between Riedman
         Corporation and the Company dated October 15, 1991 (filed as
         Exhibit 10.12 to the Company's Registration Statement on
         Form S-1/A filed October 26, 1999 (Registration No.
         333-87311) and incorporated herein by reference).
10.11    Investment Agreement among SEQUEL Limited Partnership II and
         Sequel Entrepreneur's Fund II, L.P. and the Company dated as of October 15, 1995 (filed as Exhibit 10.13 to the Company's
         Registration Statement on Form S-1/A filed October 26, 1999
         (Registration No. 333-87311) and incorporated herein by
         reference).
10.12    Investment Agreement between Young & Rubicam Inc. and the
         Company dated as of October 15, 1999 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1/A filed
         October 26, 1999 (Registration No. 333-87311) and
         incorporated herein by reference).
10.14    Amendment No. 1 to the Registration Agreement between the
         Company and Brinson Map Venture Capital Fund III, Brinson
         MAP Venture Capital Fund III Trust, BVCF III, L.P., and
         Virginia Retirement System dated as of October 15, 1999
         (filed as Exhibit 10.16 to the Company's Registration
         Statement on Form S-1/A filed October 26, 1999 (Registration
         No. 333-87311) and incorporated herein by reference).
10.15    Registration Agreement between the Company and Riedman
         Corporation dated as of October 15, 1999 (filed as Exhibit
         10.17 to the Company's Registration Statement on Form S-1/A
         filed October 26, 1999 (Registration No. 333-87311) and
         incorporated herein by reference).
10.16    Registration Agreement among the Company and Sequel Limited
         Partnership II and Sequel Entrepreneur's Fund II, L.P. dated as of October 15, 1999 (filed as Exhibit 10.18 to the
         Company's Registration Statement on Form S-1/A filed October
         26, 1999 (Registration No. 333-87311) and incorporated
         herein by reference).
10.17    Registration Agreement between the Registrant and Young &
         Rubicam Inc. dated as of October 15, 1999 (filed as Exhibit
         10.19 to the Company's Registration Statement on Form 5-1/A
         filed October 26, 1999 (Registration No. 333-87311 and
         incorporated herein by reference).
10.18    Registration Agreement between the Registrant and Excite,
         Inc. dated as of October 15, 1999 (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed
         October 26, 1999 (Registration No. 333-87311) and
         incorporated herein by reference).
10.19    Stockholder's Agreement by and among the Company, Brinson
         MAP Venture Capital Fund III, BVCF III, L.P., Virginia
         Retirement System, Gordon S. Black, Leonard R. Bayer, David
         M. Clemm, Excite, Inc., Young & Rubicam Inc., Riedman
         Corporation, Sequel Limited Partnership II and Sequel
         Entrepreneur's Fund II, L.P. dated as of October 15, 1999
         (filed as Exhibit 10.21 to the Company's Registration
         Statement on Form S-1/A filed October 26, 1999 (Registration
         No. 333-87311) and incorporated herein by reference).
10.20    Research Agreement between the Company and Young & Rubicam
         Inc. dated October 22, 1999 (filed as Exhibit 10.22 to the
         Company's Registration Statement on Form S-1/A filed October
         26, 1999 (Registration No. 333-87311) and incorporated
         herein by reference).
10.21*   Consulting Agreement between the Company and James R.
         Riedman dated April 25, 2001 (filed as Exhibit 10.21 to Form
         10-K filed August 31, 2002 and incorporated herein by
         reference).
10.22*   Separation Agreement by and between the Company and David H.
         Clemm, dated as of March 15, 2002 (filed as Exhibit 10.1 to
         Form 10-Q filed May 15, 2002 and incorporated herein by
         reference).
10.23*   Employment Agreement by and between the Company and Albert
         A. Angrisani, dated as of August 5, 2001 (filed as Exhibit
         10.23 to Form S-4 filed September 6, 2001 and incorporated herein by reference).
10.24*   Letter Agreement of Albert A. Angrisani, dated August 5,
         2001 (filed as Exhibit 10.24 to Form S-4 filed September 6,
         2001 and incorporated herein by reference).
10.25*   Change of Control Agreement by and between the Company and
         Bruce A. Newman, dated as of June 28, 2002 (filed as Exhibit
         10.25 to Form 10-K filed September 30, 2002 and incorporated herein by reference).

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
10.26*   Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28,
         2002 (filed as Exhibit 10.26 to Form 10-K filed September
         30, 2002 and incorporated herein by reference).
10.27*   Amendment No. 1 to the Letter Agreement of Albert A.
         Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to Form 10-K filed September 30, 2002 and incorporated
         herein by reference).
10.28*   Employment Agreement between the Company and Gordon S.
         Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to Form 10-Q filed on February 10, 2003 (erroneously
         referenced therein as Confidentiality and Non-Competition
         Agreement and incorporated herein by reference)).
10.29*   Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit
         10.1 to Form 10-Q filed on May 14, 2003 and incorporated
         herein by reference):

                   Dennis K. Bhame                         Arthur E. Coles
                   Gareth Davies                           James E. Fredrickson
                   Ronald B. Knight                        Peter J. Milla
                   Gregory T. Novak                        George B. Terhanian
                   David B. Vaden

10.30* Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed herewith).
10.31*   Employment Agreement by and between the Company and Leonard
         R. Bayer, dated July 1, 2003 (filed herewith).
10.32*   Employment Agreement by and between the Company and George
         Terhanian, dated September 26, 2002 (filed herewith).
10.33*   Letter Agreement of Albert A. Angrisani, effective as of
         July 1, 2003 (filed herewith).
10.34*   Employment Agreement by and between the Company and Theresa
         Flanagan, dated January 1, 1999 (filed herewith).
21.      List of Subsidiaries (filed as Exhibit 21 to Form 10-K filed
         September 30, 2002 and incorporated herein by reference).
23.1     Consent of Independent Auditors (filed herewith).
23.2     Report of Independent Auditors on Financial Statement
         Schedule (filed herewith).
24.      Power of Attorney (included on page 69 of this Report).
31.1     Certificate of the Chief Executive Officer pursuant to 18
         U.S.C. sec.1350 (Section 302 of the Sarbanes-Oxley Act of
         2002) (filed herewith).
31.2     Certificate of the Chief Financial Officer pursuant to 18
         U.S.C. sec.1350 (Section 302 of the Sarbanes-Oxley Act of
         2002) (filed herewith).
32.1     Certificate of the Chief Executive Officer pursuant to 18
         U.S.C. sec.1350 (Section 906 of the Sarbanes-Oxley Act of
         2002) (filed herewith).
32.2     Certificate of the Chief Financial Officer pursuant to 18
         U.S.C. sec.1350 (Section 906 of the Sarbanes-Oxley Act of
         2002) (filed herewith).

---------------
* Denotes management contract or compensatory plan or arrangement.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                      BALANCE AT   ADDITIONS    DEDUCTIONS     BALANCE
                                                      BEGINNING    CHARGED TO     AMOUNTS      AT END
                                                      OF PERIOD     EARNINGS    WRITTEN OFF   OF PERIOD
                                                      ----------   ----------   -----------   ---------
Year ended June 30, 2001
  Deducted in the consolidated balance sheet:
     Trade accounts receivable, allowance for
       doubtful accounts............................   $    74       $  309       $    0       $   383
                                                       =======       ======       ======       =======
     Deferred tax valuation allowance...............    15,004        9,588            0        24,592
                                                       =======       ======       ======       =======

Year ended June 30, 2002
  Deducted in the consolidated balance sheet:
     Trade accounts receivable, allowance for
       doubtful accounts............................       383          364          273           474
                                                       =======       ======       ======       =======
     Deferred tax valuation allowance...............    24,592        8,374            0        32,966
                                                       =======       ======       ======       =======

Year ended June 30, 2003
  Deducted in the consolidated balance sheet:
     Trade accounts receivable, allowance for
       doubtful accounts............................       474           78          227           325
                                                       =======       ======       ======       =======
     Deferred tax valuation allowance...............    32,966            0        3,739        29,227
                                                       =======       ======       ======       =======

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          HARRIS INTERACTIVE INC.

September 26, 2003

                                          By /s/  Bruce A. Newman
                                            ------------------------------------
                                                      Bruce A. Newman
                                             Chief Financial Officer, Secretary
                                                        and Treasurer
                                            (On Behalf of the Registrant and as
                                                          Principal
                                             Financial and Accounting Officer)

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

                 NAME                               CAPACITY                      DATE
                 ----                               --------                      ----

         /s/ GORDON S. BLACK             Chairman of the Board and Chief   September 26, 2003
--------------------------------------    Executive Officer (Principal
           Gordon S. Black                     Executive Officer)


         /s/ BRUCE A. NEWMAN                Chief Financial Officer,       September 26, 2003
--------------------------------------      Secretary, and Treasurer
           Bruce A. Newman                  (Principal Financial and
                                               Accounting Officer)


       /s/ ALBERT A. ANGRISANI             President, Chief Operating      September 26, 2003
--------------------------------------        Officer, and Director
         Albert A. Angrisani


         /s/ LEONARD R. BAYER                       Director               September 26, 2003
--------------------------------------
           Leonard R. Bayer


         /s/ THOMAS D. BERMAN                       Director               September 26, 2003
--------------------------------------
           Thomas D. Berman


         /s/ JAMES R. RIEDMAN                       Director               September 26, 2003
--------------------------------------
           James R. Riedman


        /s/ BENJAMIN D. ADDOMS                      Director               September 26, 2003
--------------------------------------
          Benjamin D. Addoms


          /s/ DAVID BRODSKY                         Director               September 26, 2003
--------------------------------------
            David Brodsky


        /s/ HOWARD L. SHECTER                       Director               September 26, 2003
--------------------------------------
          Howard L. Shecter