Form 10-Q
period 2003-09-30
HARRIS INTERACTIVE INC
filed 2003-11-13
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	16-1538028 (I.R.S. EMPLOYER IDENTIFICATION NO.)

135 CORPORATE WOODS, ROCHESTER, NY 14623
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (585) 272-8400

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

On November 7, 2003, 56,114,559 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

INDEX

HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	June 30,
	2003	2003

ASSETS

Current assets:
Cash and cash equivalents	$23,943	$20,391
Marketable securities	19,009	18,693
Accounts receivable, less allowances of $402 and $325, respectively	19,074	20,821
Costs and estimated earnings in excess of billings on uncompleted contracts	3,788	3,776
Other current assets	3,636	3,690
Deferred tax assets	127	127

Total current assets	69,577	67,498
Property, plant and equipment, net	7,336	7,806
Goodwill	63,259	63,259
Other intangibles, less accumulated amortization of $798 and $720, respectively	652	730
Other assets	2,108	2,045
Deferred tax assets	3,114	3,904

Total assets	$146,046	$145,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	4,525	6,752
Accrued expenses	8,241	9,050
Billings in excess of costs and estimated earnings on uncompleted contracts	10,045	10,375

Total current liabilities	22,811	26,177
Other long-term liabilities	787	576
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 55,681,180 shares issued at September 30, 2003 and 54,500,713 shares issued at June 30, 2003	56	55
Additional paid in capital	181,629	179,108
Unamortized deferred compensation	(14)	(56)
Accumulated other comprehensive loss	(179)	(323)
Accumulated deficit	(59,044)	(60,295)

Total stockholders’ equity	122,448	118,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,046	$145,242

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	September 30,

	2003	2002

Revenue from services	$33,267	$30,329
Cost of services	17,237	16,552

Gross profit	16,030	13,777
Operating expenses:
Sales and marketing expenses	2,775	1,909
General and administrative expenses	11,325	11,003

Operating income	1,930	865
Interest and other income	121	168
Interest expense	-	(19)

Income before income taxes	2,051	1,014
Income tax expense	800	-

Net income	1,251	1,014

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Weighted average shares outstanding - basic	54,870,034	52,399,007

Weighted average shares outstanding - diluted	56,936,690	54,077,454

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,251	$1,014
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	1,098	1,328
Cash outflows related to restructuring and asset impairment	(41)	(293)
Amortization of deferred compensation	42	23
Amortization of premium and discount on marketable securities	98	52
(Increase) decrease in -
Accounts receivable	1,882	(210)
Cost and estimated earnings in excess of billings on uncompleted contracts	17	(677)
Other current assets	(156)	(451)
Other assets	762	(94)
(Decrease) increase in -
Accounts payable	(2,271)	(77)
Accrued expenses	(810)	(1,210)
Other liabilities	211	85
Billings in excess of costs and estimated earnings on uncompleted contracts	(341)	(479)

Net cash provided by (used in) operating activities	1,742	(989)

Cash flows from investing activities:
Purchase of marketable securities	(5,353)	(5,318)
Proceeds from maturities and sales of marketable securities	4,928	6,747
Capital expenditures	(305)	(801)

Net cash (used in) provided by investing activities	(730)	628

Cash flows from financing activities :
Increase in short-term borrowings	—	663
Principal payments on long-term debt	—	(1,070)
Issuance of common stock and stock options	2,526	146

Net cash provided by (used in) financing activities	2,526	(261)
Effect of exchange rate changes on cash and cash equivalents	14	(207)

Net increase (decrease) in cash and cash equivalents	3,552	(829)
Cash and cash equivalents at beginning of period	20,391	10,787

Cash and cash equivalents at end of period	$23,943	$9,958

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.     BASIS OF PRESENTATION AND SUMMARY OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Harris Interactive Inc. (the “Company” or “Harris Interactive”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed by the Company with the Securities and Exchange Commission on September 26, 2003.

Harris Interactive provides market research, polling and consulting services, using Internet-based and traditional methodologies to provide our clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll ®, the Company has over 45 years experience in providing clients with market research and polling services.

2.     EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2003 and 2002. Unexercised stock options to purchase 258,000 and 2,025,600 shares of the Company’s common stock for the three months ended September 30, 2003 and 2002, respectively, at weighted average prices per share of $11.33 and $5.18, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months ended
	September 30,
	2003	2002

Weighted average outstanding common shares for basic EPS	54,870,034	52,399,007

Diluted effect of outstanding stock options	2,066,656	1,678,447

Shares for diluted EPS	56,936,690	54,077,454

3.     COMPREHENSIVE INCOME

The components of the Company’s total comprehensive income were:

	Three months ended
	September 30,

	2003	2002

Net income	$1,251	$1,014
Foreign currency translation adjustments	150	(187)
Unrealized loss on marketable securities	(6)	(20)

Total comprehensive income	$1,395	$807

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

The following table summarizes activity with respect to the restructuring charges through the period ended September 30, 2003:

		Asset write-	Lease
	Severance	downs	Commitments	Total

Net charge fiscal 2002	$1,169	$2,792	$2,261	$6,222
Asset write-offs during fiscal 2002	0	(2,792)	0	(2,792)
Cash payments during fiscal 2002	(1,098)	0	(160)	(1,258)

Remaining reserve at June 30, 2002	71	0	2,101	2,172
Cash payments during fiscal 2003	(71)	0	(954)	(1,025)
Fiscal 2003 adjustments	0	0	(997)	(997)

Remaining reserve at June 30, 2003	$0	$0	$150	$150
Cash payments during fiscal 2004	0	0	(41)	(41)

Remaining reserve at September 30, 2003	$0	$0	$109	$109

As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments and will continue through fiscal 2005. The total number of employees included in the charge and ultimately terminated was 82.

During fiscal 2003, the Company adjusted the reserve for restructuring charges by $997 for lease commitments that were no longer required. The adjustments were due to the Company obtaining a release from its obligations under previous lease obligations.

5.     GEOGRAPHIC INFORMATION

The Company identifies its segments based on the Company’s geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised of operations in the United States, the United Kingdom and Japan. Non-U.S. market research is comprised of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements and all inter-segment sales have been eliminated upon consolidation. Geographic information for the three months ended September 30, 2003 and 2002 are as follows:

	U.S.	U.K.	Japan
	Market	Market	Market
	Research	Research	Research	Total

Three months ended September 30, 2003:
Revenue	$25,166	$6,437	$1,664	$33,267
Long-lived assets	63,937	9,071	3,461	76,469
Three months ended September 30, 2002:
Revenue	$22,796	$6,081	$1,452	$30,329
Long-lived assets	64,468	9,223	3,297	76,988

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.     ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of September 30, 2003

	Gross carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Contract-based intangibles	$1,450	$798

Total	$1,450	$798

	September 30,	September 30,
Aggregate amortization expense:	2003	2002

For the three months ended	$78	$78

Estimated amortization expense:
For the year ending June 30, 2004	$312

For the year ending June 30, 2005	$312

For the year ending June 30, 2006	$106

7.     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below illustrates the effect on net income and net income per share based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	Three months ended
	September 30,

	2003	2002

Net Income – As Reported	$1,251	$1,014
Fair Value Compensation Expense, net of tax	104	27
Net Income – Pro Forma	1,147	987
Basic Net Income Per Share - As Reported	0.02	0.02
Basic Net Income Per Share – Pro Forma	0.02	0.02
Diluted Net Income Per Share - As Reported	0.02	0.02
Diluted Net Income Per Share – Pro Forma	0.02	0.02

Compensation costs charged against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three months ended September 30, 2003 and 2002 totaled $42 and $23, respectively.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.     RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 149
In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption did not have an impact on the Company’s consolidated financial statements.

SFAS 150
In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning July 1, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption did not have an impact on the Company’s consolidated financial statements.

FIN 46
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The Company adopted FIN 46 on July 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON THE INFORMATION AVAILABLE TO HARRIS INTERACTIVE ON THE DATE HEREOF, AND HARRIS INTERACTIVE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE RISK FACTORS SECTION SET FORTH IN OTHER REPORTS OR DOCUMENTS HARRIS INTERACTIVE FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS OUR 10-K FILED SEPTEMBER 26, 2003 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s financial statements in fiscal 2004 include:

•	Revenue recognition,
•	Provision for uncollectible accounts,
•	Valuation of intangible assets and other long-lived assets,
•	Valuation of goodwill,
•	Realizability of deferred tax assets, and
•	HIPoints™ loyalty program.

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

The Company assesses the carrying value of its identifiable intangible assets and long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: a significant decrease in the market price of a long-lived asset; significant under-performance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets or their physical condition; and significant adverse industry or market trends. In the event that the carrying value of an asset is determined to be unrecoverable, the Company would record an adjustment to the respective carrying value.

With respect to goodwill, the Company completes an impairment test on an annual basis. In performing this annual test, the Company compares the fair value of its reporting units with each reporting unit’s carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, the Company would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, the Company also assesses the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable.

The Company evaluates the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. As a result of the Company’s operating performance in fiscal 2003 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reversed in the fourth quarter of 2003 with the resultant benefit to income and goodwill. Should the Company determine that it is more likely than not that it will realize additional deferred tax assets in the future, an additional adjustment would be required to reduce the existing valuation allowance, with the resultant benefit to income, goodwill and additional paid in capital. Further financial information about income taxes is included in Note 11, “Income Taxes,” to our Audited Consolidated Financial Statements for the fiscal year ended June 30, 2003 contained in our Form 10-K filed with the Securities and Exchange Commission on September 26, 2003.

Since July 2001, the Company has had a loyalty program (HIPoints™), whereby points are awarded to market survey respondents who register for the Company’s online panel, complete online surveys and refer others to join the online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio. The Company maintains a reserve for its obligations with respect to future redemption of outstanding points, calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on research from other loyalty and retention programs and the Company’s actual redemption rates to date. An actual redemption rate that differs from this estimated redemption rate may have a material impact on the results of operations of the Company.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

	Three months ended
	September 30,
	2003	2002

Revenue from services	100%	100%
Cost of services	52	55

Gross profit	48	45

Operating expenses:
Sales and marketing	8	6
General and administrative	34	36

Operating income	6	3
Interest and other income, net	—	—

Income before taxes	6	3

Income tax expense	2	—

Net income	4	3

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue from services.  Total revenue increased 10% to $33.3 million for the quarter ended September 30, 2003, from $30.3 million for the quarter ended September 30, 2002. This increase in quarterly revenue was primarily driven by the $2.4 million increase in U.S. revenue to $25.2 million for the quarter ended September 30, 2003 an increase of 10% over the prior quarter. The increased U.S. revenue was attributable to growth in several markets, including Strategic Marketing and Business & Consumer, Health Care and the Harris Interactive Service Bureau (“HISB”). Revenue in the United Kingdom increased 6% over the prior year first quarter to $6.4 million from $6.1 million. Revenue in Japan increased 15%, to $1.7 million for the fiscal quarter ended September 30, 2003, from $1.5 million for the prior year first quarter.

Gross profit.  Gross profit increased to $16.0 million, or 48% of revenue, during the first quarter of fiscal 2004, from $13.8 million or 45% of revenue for the same prior year quarter, primarily due to the growth in Internet-related business relative to overall revenue growth. We consider all of the revenue from a project to be Internet-based whenever 50% or more of the surveys used were completed over the Internet. Revenue from Internet-based services was $17.9 million, or 54% of total revenue, for the first quarter of fiscal 2004, compared with $11.4 million, or 38% of revenue for the first quarter of fiscal 2003. This increase in Internet revenue was due to the acquisition of new Internet-based projects as well as the conversion of existing, traditional work to the Internet. As a result of the increased conversion of existing work to the Internet, lower margin traditional revenue decreased 19% to $15.4 million for the three months ended September 30, 2003, from $18.9 million for the quarter ended September 30, 2002. HISB, which is 100% Internet based, has also played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as custom Internet-based research work. For the fiscal quarter ended September 30, 2003, HISB once again achieved an all time high in revenue of $2.1 million, up 40% from $1.5 million for the same prior year quarter as the Company’s Internet-based research business model continues to mature and expand, primarily in the United States.

Sales and marketing.  Sales and marketing expenses increased to $2.8 million, or 8% of revenue, for the first quarter of fiscal 2004 compared with $1.9 million, or 6% of revenue, from the same prior year quarter. As a percentage of revenue, sales and marketing expenses increased two basis points. The increase is attributable to the increased headcount for our sales force in both the United States and United Kingdom, as well as increased commissions expenses related to increased revenue for the three months ended September 30, 2003 as compared to the prior year first fiscal quarter.

General and administrative.  General and administrative expenses increased to $11.3 million, or 34% of revenue, for the fiscal quarter ended September 30, 2003, as compared to $11.0 million or 36% of revenue for the same prior year quarter. The Company has been able to stabilize operating expenses during the current year and continues to benefit from the fiscal 2002 second quarter restructuring. First quarter depreciation expense decreased by approximately $0.2 million, or 15%, to $1.1 million. Because the Company continues to maintain its major systems and assets established in prior years, overall capital expenditures continue to decrease.

Interest and other income, net.  Net interest and other income totaled $0.1 million for the quarter ended September 30, 2003 and was consistent with the $0.1 million for the quarter ended September 30, 2002. .

Income taxes.  The Company recorded an income tax provision of $0.8 million for the fiscal quarter ended September 30, 2003. No provision was recorded for the quarter ended September 30, 2002. During the fiscal 2003 fourth quarter, the Company recorded an income tax benefit of $3.0 million for the partial reversal of valuation allowances on the Company’s deferred tax assets, substantially comprised of net operating loss carryforwards. Because of the continued generation of net income it was determined at that time that it was more likely than not that the Company will utilize additional net operating losses in the near future. As an offset to the fiscal 2003 fourth quarter recorded benefit, in accordance with GAAP, the Company is now required to record income tax expense on current and future income. However, due to the net operating loss carryforwards of the Company in excess of $80 million, this expense is and will continue to be a non-cash item for the Company in the foreseeable future. As noted in our critical accounting policies contained in this Form 10-Q, should the Company determine that it is more likely than not that it will realize additional deferred tax assets in the future, an additional adjustment would be required to reduce the remaining valuation allowance, and a majority of the resultant benefit will be recorded as additional income in the period the allowance is reduced.

SIGNIFICANT FACTORS AFFECTING COMPANY PERFORMANCE

The Company has reported EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) on a quarterly basis, which is a non-GAAP financial measure as defined under SEC Regulation G. The Company has reported EBITDA because management believes that EBITDA, although not a GAAP measurement, is widely understood and is an additional tool that assists investors in evaluating current operating performance of the business without the effect of the non-cash depreciation and amortization expenses. Moreover, management believes that EBITDA assists management and investors in comparing period to period operating results without the effect of accounting for taxes, which in the Company’s case are and will continue to be a non cash item due to the effect of substantial net operating loss carryforwards. Management internally monitors EBITDA to monitor cash flow unencumbered by non-cash items. While instructive, EBITDA should be considered in addition to, rather than as a substitute for, operating income, net income or cash flows from operations or any other GAAP measure of performance or liquidity.

Globally, for the three months ended September 30, 2003 and 2002, EBITDA was $3.1 million and $2.2 million, respectively, as reconciled with the most directly comparable financial measure calculated in accordance with GAAP within the following table.

	Three months ended
	September 30,
	2003	2002

Net income	1,251	1,014
Less: interest and other income, net	(121)	(149)
Plus: income tax expense	—	—
Plus: depreciation and amortization	1,127	1,321

EBITDA	3,057	2,186

Net income as a % of revenue	4%	3%

EBITDA as a % of revenue	9%	7%

Within the first fiscal quarter, the Company has traditionally experienced increasing revenues toward the end of the quarter. In its first fiscal quarter ended September 30, 2003, the Company did not experience the traditional increasing rate of revenues at the end of the quarter. Management believes that a number of factors may have influenced this result. The effect of general market conditions, both real and as perceived by clients, can impact the Company’s ability to generate revenues. Many of the Company’s clients view market research expenditures as a discretionary item. As a result, planned projects can be postponed and new project spending can be eliminated when clients are concerned about economic or other market factors. One new market factor in the first fiscal quarter of 2004 was the extensive publicity around the adoption of “do not call” list rules and the related litigation. Survey research is exempt from the rules. However, consistent with anecdotal evidence from other market research companies and industry trade associations, management believes that throughout the industry and at the Company clients may have delayed some telephone research projects out of concern for possible negative reactions from persons who receive telephone requests to participate in surveys. Such concerns may have been one factor affecting the Company’s performance for the quarter ended September 30, 2003. Although the Company’s telephone research sales may be impacted over time by perceptions related to “do not call” regulations, management believes that over a longer term the Company’s Internet research capabilities will provide a market growth opportunity as clients seek alternatives to traditional telephone research.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2004 and 2003, the Company had, and continues to maintain, a line of credit with a commercial bank providing borrowing availability up to $5.0 million, at the prime interest rate. The prime rate in effect at September 30, 2003 was 4.0%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at September 30, 2003 or at September 30, 2002. The line of credit is collateralized by the assets of the Company.

Net cash provided by operating activities was $1.7 million for the first three months of fiscal 2004 compared with net cash used in operating activities of $1.0 million for the same period during fiscal 2003. The positive cash flow in fiscal 2004 was due primarily to pre-tax income of $2.1 million for the three months ended September 30, 2003. During fiscal 2003 the use of cash in operating activities was primarily related to $1.1 million less in pre-tax income than during the first quarter of fiscal 2004 and the payout of fiscal 2002 bonuses.

Net cash used in investing activities was $0.7 million for the first three months of fiscal 2003, compared with net cash provided by investing activities of $0.6 million for the same period in fiscal 2003. The decrease resulted from the maturity and liquidation of fewer marketable securities in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, which was partially offset by decreased capital expenditures. Capital expenditures of $0.3 million for the first three months of fiscal 2004 represents a decrease of $0.5 million from the $0.8 million for the same prior year period.

Net cash provided by financing activities was $2.5 million for the first three months of fiscal 2004, compared with net cash used in financing activities of $0.3 million for the same period during fiscal 2003. The change is primarily due to the $2.5 million in proceeds from the issuance of common stock and exercise of stock options in the first quarter of fiscal 2004 compared to $0.1 million from the same prior year period. Additionally, in fiscal 2003 there was a $0.4 million net decrease in long-term and short-term debt obligations, compared to no debt activity for the three months ended September 30, 2003.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, our acquisition activities and other factors. Management anticipates that continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2004 will be consistent with fiscal 2003.

At September 30, 2003, the Company had approximately $43 million in cash and marketable securities. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire businesses or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has international sales and facilities in the United Kingdom and Japan and therefore, is subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. Foreign exchange transaction gains and losses are included in the Company’s results of operations, and were not material for the periods presented. As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. To the extent the Company incurs expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows. We have historically had very low exposure to changes in foreign currency exchange rates. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low. Therefore the Company has not entered into any derivative financial instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company’s adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis to mitigate such risks.

The carrying values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of September 30, 2003 (the end of the period covered by this Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued and sold an aggregate of 168,541 shares of its common stock to employees during the first quarter of fiscal 2004, upon the exercise of options granted under the Company’s 1997 stock option plan, at exercise prices ranging from $0.35 per share to $3.70 per share, for an aggregate cash consideration of $304,135. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company’s common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

On September 30, 2003, the Company issued an aggregate of 24,834 shares of its common stock as the Company’s matching contribution under its 401(k) Plan for an aggregate consideration of $174,831, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

On December 6, 1999, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the offering totaled approximately $85.5 million. During the period from December 6, 1999 through September 30, 2003, the Company used portions of the proceeds from its initial public offering as follows: (i) approximately $56.7 million of net cash used for working capital and general corporate purposes, including capital expenditures, (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel, (iii) approximately $11.3 million of net cash used for acquisitions, and (iv) approximately $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	- Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	- Reports on Form 8-K

On July 30, 2003, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 9 (Item 12) announcing the Company’s earnings for the calendar quarter and fiscal year ended June 30, 2003.

On August 5, 2003, a report on Form 8-K was furnished to the SEC pursuant to Item 9 announcing that Dr. Gordon Black, Chairman and Chief Executive Officer of the Company would be making a series of presentations at investor conferences and other analyst and investor meetings.

On August 6, 2003, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 12 to furnish the transcript of the Company’s July, 31, 2003 public conference call for investors and analysts regarding the Company’s results of operations and financial condition for the fourth fiscal quarter and fiscal year ended June 30, 2003.

On August 8, 2003, a report on Form 8-K was filed with the SEC pursuant to Items 5 and 7 announcing that certain stockholders of the Company had entered into an underwriting agreement with Lehman Brothers inc., U.S. Bancorp Piper Jaffray Inc. and the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 13, 2003		Harris Interactive Inc.

	By	/s/ BRUCE A. NEWMAN Bruce A. Newman Chief Financial Officer, Secretary and Treasurer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)