Form 10-Q
period 2003-12-31
HARRIS INTERACTIVE INC
filed 2004-02-13
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

On February 11, 2004, 56,448,918 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

PART I: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II: OTHER INFORMATION
SIGNATURE
Exhibit Index
EMPLOYMENT AGREEMENT WITH GREGORY T. NOVAK
CEO 302 CERTIFICATION
CFO 302 CERTIFICATION
CEO 906 CERTIFICATION
CFO 906 CERTIFICATION

HARRIS INTERACTIVE INC.
FORM 10-Q

QUARTER ENDED DECEMBER 31, 2003

PART I: FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	December 31,	June 30,
	2003	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,897	$20,391
Marketable securities	18,523	18,693
Accounts receivable, less allowances of $388 and $325, respectively	22,381	20,821
Costs and estimated earnings in excess of billings on uncompleted contracts	4,046	3,776
Other current assets	2,893	3,690
Deferred tax assets	127	127

Total current assets	78,867	67,498
Property, plant and equipment, net	7,137	7,806
Goodwill	63,259	63,259
Other intangibles, less accumulated amortization of $876 and $720, respectively	574	730
Other assets	2,138	2,045
Deferred tax assets	1,971	3,904

Total assets	$153,946	$145,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,226	6,752
Accrued expenses	9,403	9,050
Billings in excess of costs and estimated earnings on uncompleted contracts	13,150	10,375

Total current liabilities	26,779	26,177
Other long-term liabilities	777	576
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 56,206,923 shares issued at December 31, 2003 and 54,500,713 shares issued at June 30, 2003	56	55
Additional paid in capital	183,100	179,108
Unamortized deferred compensation	—	(56)
Accumulated other comprehensive gain (loss)	52	(323)
Accumulated deficit	(56,818)	(60,295)

Total stockholders’ equity	126,390	118,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,946	$145,242

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenue from services	$36,126	$32,468	$69,393	$62,797
Cost of services	18,139	16,944	35,376	33,496

Gross profit	17,987	15,524	34,017	29,301
Operating expenses:
Sales and marketing expenses	2,807	2,226	5,582	4,135
General and administrative expenses	12,094	11,763	23,419	22,766
Restructuring credits	—	(389)	—	(389)

Operating income	3,086	1,924	5,016	2,789
Interest income	128	149	244	317
Interest expense	(6)	(19)	(1)	(38)

Income before income taxes	3,208	2,054	5,259	3,068

Income tax expense	983	—	1,783	—

Net income	2,225	2,054	3,476	3,068

Basic net income per share	$0.04	$0.04	$0.06	$0.06

Diluted net income per share	$0.04	$0.04	$0.06	$0.06

Weighted average shares outstanding — basic	56,073,995	52,488,181	55,472,015	52,522,702

Weighted average shares outstanding — diluted	57,858,897	54,656,732	57,234,936	54,509,331

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$3,476	$3,068
Adjustments to reconcile net income to net cash provided by operating activities - Depreciation and amortization	2,279	2,771
Restructuring credits	—	(389)
Cash payments related to restructuring	(82)	(792)
Amortization of deferred compensation	56	45
Amortization of premium and discount on marketable securities	183	103
(Increase) decrease in -
Accounts receivable	(1,067)	(506)
Cost and estimated earnings in excess of billings on uncompleted contracts	(174)	1,135
Other current assets	372	(124)
Other assets	1,895	(168)
(Decrease) increase in - Accounts payable	(2,663)	(247)
Accrued expenses	215	(1,858)
Other liabilities	200	(493)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,612	2,370

Net cash provided by operating activities	7,302	4,915

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired		(249)
Purchase of marketable securities	(10,495)	(12,096)
Proceeds from maturities and sales of marketable securities	10,457	16,536
Capital expenditures	(845)	(1,390)

Net cash (used in) provided by investing activities	(883)	2,801

Cash flows from financing activities:
Decrease in short-term borrowings	—	(184)
Principal payments on long-term debt	—	(1,111)
Issuance of common stock and stock options	4,021	471

Net cash provided by (used in) financing activities	4,021	(824)
Effect of exchange rate changes on cash and cash equivalents	66	(4)

Net increase in cash and cash equivalents	10,506	6,888
Cash and cash equivalents at beginning of period	20,391	10,787

Cash and cash equivalents at end of period	$30,897	$17,675

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Harris Interactive Inc. (the “Company” or “Harris Interactive”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated financial statements of the Company.

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

2. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2003 and 2002. Unexercised stock options to purchase 363,000 shares of the Company’s common stock for the three and six months ended December 31, 2003, at weighted average prices per share of $10.23 were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods. Unexercised stock options to purchase 1,873,651 and 1,885,871 shares of the Company’s common stock for the three and six months ended December 31, 2002, at weighted average prices per share of $5.22 and $5.20, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months ended		Six Months ended
	December 31,		December 31,
	2003	2002	2003	2002
Weighted average outstanding common shares for basic EPS	56,073,995	52,488,181	55,472,015	52,522,702
Diluted effect of outstanding stock options	1,784,902	2,168,551	1,762,921	1,986,629
Shares for diluted EPS	57,858,897	54,656,732	57,234,936	54,509,331

3. COMPREHENSIVE INCOME

The components of the Company’s total comprehensive income were:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income	$2,225	$2,054	$3,476	$3,068
Foreign currency translation adjustments	223	249	373	62
Unrealized gain (loss) on marketable securities	9	(26)	3	(46)

Total comprehensive income	$2,457	$2,277	$3,852	$3,084

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWNS

During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6,222 directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of the Company’s telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and a reserve for lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002.

The following table summarizes activity with respect to the restructuring charges through the period ended December 31, 2003:

		Asset write-	Lease
	Severance	downs	Commitments	Total
Net charge fiscal 2002	$1,169	$2,792	$2,261	$6,222
Asset write-offs during fiscal 2002	0	(2,792)	0	(2,792)
Cash payments during fiscal 2002	(1,098)	0	(160)	(1,258)

Remaining reserve at June 30, 2002	71	0	2,101	2,172
Cash payments during fiscal 2003	(71)	0	(954)	(1,025)
Fiscal 2003 adjustments	0	0	(997)	(997)

Remaining reserve at June 30, 2003	$0	$0	$150	$150
Cash payments during fiscal 2004	0	0	(82)	(82)

Remaining reserve at December 31, 2003	$0	$0	$68	$68

As of June 30, 2002, all actions were completed, however cash payments for lease commitments will be made on a longer-term basis according to the contractually scheduled payments of such commitments. The total number of employees included in the charge and ultimately terminated was 82.

During fiscal 2003, the Company adjusted the reserve for restructuring charges by $997 for lease commitments that were no longer required. The adjustments were due to the Company obtaining a release from previous lease obligations.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. GEOGRAPHIC INFORMATION

The Company identifies its segments based on the Company’s geographic locations and industries in which the Company operates. The Company currently has one reportable segment. However, the Company is comprised primarily of operations in the United States, the United Kingdom and Japan. Non-U.S. market research is comprised primarily of operations in the United Kingdom and Japan. There were no significant inter-segment transactions that materially affected the financial statements and all inter-segment sales have been eliminated upon consolidation. Geographic information for the three and six months ended December 31, 2003 and 2002 are as follows:

	U.S.	U.K.	Japan
	Market	Market	Market
	Research	Research	Research	Total
Three months ended December 31, 2003:
Revenue	$27,398	$6,483	$2,245	$36,126
Long-lived assets	62,411	9,176	3,492	75,079
Three months ended December 31, 2002:
Revenue	$25,681	$5,218	$1,569	$32,468
Long-lived assets	63,195	9,234	3,219	75,648
Six months ended December 31, 2003:
Revenue	$52,565	$12,919	$3,909	$69,393
Long-lived assets	62,411	9,176	3,492	75,079
Six months ended December 31, 2002:
Revenue	$48,477	$11,299	$3,021	$62,797
Long-lived assets	63,195	9,234	3,219	75,648

6. ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of December 31, 2003		As of June 30, 2003
	Gross carrying	Accumulated	Gross carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets Contract-based intangibles	$1,450	$876	$1,450	$720

Total	$1,450	$876	$1,450	$720

	December 31,	December 31,
	2003	2002
Aggregate amortization expense:
For the three months ended	$78	$78

For the six months ended	$156	$156

Estimated amortization expense:
For the year ending June 30, 2004	$312

For the year ending June 30, 2005	$312

For the year ending June 30, 2006	$106

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below illustrates the effect on net income and net income per share based on provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Net Income – As Reported	$2,225	$2,054	$3,476	$3,068
Fair Value Compensation Expense, net of tax	127	123	231	150
Net Income – Pro Forma	2,098	1,931	3,245	2,918

Basic Net Income Per Share - As Reported	0.04	0.04	0.06	0.06
Basic Net Income Per Share – Pro Forma	0.04	0.04	0.06	0.06

Diluted Net Income Per Share - As Reported	0.04	0.04	0.06	0.06
Diluted Net Income Per Share – Pro Forma	0.04	0.04	0.06	0.05

Compensation costs charged against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three months ended December 31, 2003 and 2002 totaled $14 and $23, respectively. Total compensation costs charged against income for the six months ended December 31, 2003 and 2002 totaled $56 and $46, respectively.

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

FIN 46
 In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. The Company adopted FIN 46 on July 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As we have reported in our Annual Report on Form 10-K, primary factors driving the growth of the Company’s gross profit, EBITDA, and net income (loss) are growth in revenue and the mix of revenue derived from Internet versus traditional work. We also reported that the Company’s model is based upon the premise that Internet work is more profitable than comparable traditional work due to the lower variable data collection costs, but described in our Annual Report a number of variables that can affect the model. As our Internet business grows and our model matures, we have continued to analyze the differential between Internet and traditional work and have learned that the variables that affect the model are becoming commensurately more complex. Pure internet data collection continues to have a lower variable data collection cost than traditional methods, and we continue to view the level of our Internet revenues as an important indicator of revenue sources that would not be available to the Company if it were not able to do Internet work. We do not believe, however, that Internet revenue in and of itself should be used as a measure or predictor for other purposes.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenue from services	100%	100%	100%	100%
Cost of services	50	52	51	53

Gross profit	50	48	49	47

Operating expenses:
Sales and marketing	8	7	8	7
General and administrative	33	36	34	36
Restructuring Credits	—	(1)	—	(1)

Operating income	9	6	7	5
Interest income, net	—	—	1	—

Income before taxes	9	6	8	5

Income tax expense	3	—	3	—

Net income	6	6	5	5

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Revenue from services. Total revenue increased 11% to $36.1 million for the quarter ended December 31, 2003, from $32.5 million for the quarter ended December 31, 2002. This increase in quarterly revenue was driven by increases in revenue for both U.S. and Non-U.S. operations. U.S. revenue increased $1.7 million to $27.4 million for the quarter ended December 31, 2003, an increase of 7% over the prior year second quarter. This increase in U.S. revenue was attributable to growth in several markets, most predominantly Strategic Marketing and Business & Consumer and the Harris Interactive Service Bureau (“HISB”). Revenue in the United Kingdom increased $1.3 million, or 24%, over the prior year second quarter to $6.5 million from $5.2 million. Of this increased revenue $0.5 million is due to exchange rate differences and the depreciation of the U.S. dollar against the British Pound. The remaining $0.8 million constant dollar increase in United Kingdom revenue is driven by the development of our database in Europe as Internet revenue grew to $1 million for the quarter ended December 31, 2003, as compared to $0.1 million for the prior year second quarter. Revenue in Japan increased 43%, to $2.2 million for the fiscal quarter ended December 31, 2003, from $1.6 million for the prior year second quarter. Of the increased Japan revenue, $0.2 million was as a result of exchange rate differences and the depreciation of the U.S. dollar against the Japanese Yen.

Gross profit. Gross profit increased to $18.0 million, or 50% of revenue, during the second quarter of fiscal 2004, from $15.5 million or 48% of revenue for the same prior year quarter, due in part to the growth in Internet-related business relative to overall revenue growth. We consider all of the revenue from a project to be Internet-based whenever 50% or more of the surveys used were completed over the Internet. Revenue from Internet-based services was $20.0 million, or 56% of total revenue, for the second quarter of fiscal 2004, compared with $15.3 million, or 47% of revenue for the second quarter of fiscal 2003. This increase in Internet revenue was due to the acquisition of new Internet-based projects as well as the conversion of existing, traditional work to the Internet in both the United States and the United Kingdom. HISB, which is 100% Internet-based, has also played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as custom Internet-based research work. For the fiscal quarter ended December 31, 2003, HISB once again achieved an all time high in revenue of $2.8 million, up 54% from $1.8 million for the same prior year quarter as the Company’s Internet-based research business model continues to mature and expand. In addition to the conversion of work to the Internet, we have also made significant progress in reducing data processing costs by outsourcing work to lower cost subcontractors, which in turn has improved our gross margins.

Sales and marketing. Sales and marketing expenses increased to $2.8 million, or 8% of revenue, for the second quarter of fiscal 2004 compared with $2.2 million, or 7% of revenue, from the same prior year quarter. As a percentage of revenue, sales and marketing expenses increased one basis point. The increase is attributable to the increased headcount for our sales force in both the United States and United Kingdom, as well as increased commissions expenses related to increased revenue for the three months ended December 31, 2003 as compared to the prior year second fiscal quarter.

General and administrative. General and administrative expenses increased to $12.1 million, or 33% of revenue, for the fiscal quarter ended December 31, 2003, as compared to $11.8 million or 36% of revenue for the same prior year quarter. The Company has been able to stabilize operating expenses during the current year and continues to benefit from the fiscal 2002 second quarter restructuring. Because the Company continues to maintain its major systems and assets established in prior years, overall capital expenditures continue to decline.

Interest and other income, net. Net interest and other income totaled $0.1 million for the quarter ended December 31, 2003 and consistent with the $0.1 million for the quarter ended December 31, 2002.

Income taxes. The Company recorded an income tax provision of $1.0 million for the fiscal quarter ended December 31, 2003. No provision was recorded for the quarter ended December 31, 2002. During the fiscal 2003 fourth quarter, the Company recorded an income tax benefit of $3.0 million for the partial reversal of valuation allowances on the Company’s deferred tax assets, substantially comprised of net operating loss carryforwards. Because of the continued generation of net income it was determined at that time that it was more likely than not that the Company will utilize additional net operating losses in the near future. As an offset to the fiscal 2003 fourth quarter recorded benefit, in accordance with GAAP, the Company is now required to record income tax expense on current and future income. However, due to the net operating loss carryforwards of the Company in excess of $75 million, this expense is and will continue to be a non-cash item for the Company in the foreseeable future. As noted in our critical accounting policies contained in this Form 10-Q, should the Company determine that it is more likely than not that it will realize additional deferred tax assets in the future, an additional adjustment would be required to reduce the remaining valuation allowance, and a majority of the resultant benefit will be recorded as additional income in the period the allowance is reduced.

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Revenue from services. Total revenue increased 11% to $69.4 million for the six months ended December 31, 2003, from $62.8 million for the six months ended December 31, 2002. U.S. revenue increased $4.1 million to $52.6 million for the six months ended December 31, 2003, an increase of 8% over the prior year six-month period. This increase in U.S. revenue was attributable to growth in several markets, most predominantly Strategic Marketing and Business & Consumer, Customer Loyalty Management and the Harris Interactive Service Bureau (“HISB”). Revenue in the United Kingdom also increased $1.6 million over the prior year comparative period to $12.9 million from $11.3 million, an increase of 14% over the prior year six-month period. Of this increased revenue $0.8 million was due to exchange rate differences and the depreciation of the U.S. dollar. The remaining $0.8 million constant dollar increase in United Kingdom revenue is driven by the development of our database in Europe during the second fiscal quarter. Revenue in Japan increased 29%, to $3.9 million for the six months ended December 31, 2003, from $3.0 million for the prior year six-month period. Of the increased Japan revenue, $0.3 million is as a result of exchange rate differences and the depreciation of the U.S. dollar.

Gross profit. Gross profit increased to $34.0 million, or 49% of revenue, during the first six months of fiscal 2004, from $29.3 million or 47% of revenue for the same prior year period, primarily due to the growth in Internet-related business relative to overall revenue growth. Revenue from Internet-based services was $37.9 million, or 55% of total revenue, for the first six months of fiscal 2004, compared with $26.7 million, or 43% of revenue for the first six months of fiscal 2003. As a result of the increased conversion of existing work to the Internet, lower margin traditional revenue decreased 13% to $31.5 million for the six months ended December 31, 2003, from $36.1 million for the six months ended December 31, 2002. This decrease in traditional revenue was predominately in the first quarter of fiscal 2004 we believe in part due to the “do not call” list rules and regulations. HISB has also had an impact on gross profit margins in fiscal 2004. For the six months ended December 31, 2003, HISB had revenue of $4.9 million, up 48% from $3.3 million for the same prior six-month period as the Company’s Internet-based research business model continues to mature and expand.

Sales and marketing. Sales and marketing expenses increased to $5.6 million, or 8% of revenue, for the first six months of fiscal 2004 compared with $4.1 million, or 7% of revenue, from the same prior year quarter. As a percentage of revenue, sales and marketing expenses increased one basis point. The increase is attributable to the increased headcount for our sales force in both the United States and United Kingdom. The increased costs for sales and marketing during fiscal 2004 are in line with both the increased revenue as compared to fiscal 2003 and management’s goals to grow our sales force during fiscal 2004.

General and administrative. General and administrative expenses increased to $23.4 million, or 34% of revenue, for the fiscal six months ended December 31, 2003, as compared to $22.8 million or 36% of revenue for the same prior year quarter. The Company has been able to stabilize operating expenses during the current year and continues to benefit from the fiscal 2002 second quarter restructuring. Because the Company continues to maintain its major systems and assets established in prior years, overall capital expenditures continue to decline.

Interest and other income, net. Net interest and other income totaled $0.2 million for the six months ended December 31, 2003 and consistent with the $0.3 million for the six months ended December 31, 2002.

Income taxes. The Company recorded an income tax provision of $1.8 million for the six months ended December 31, 2003. No provision was recorded for the six months ended December 31, 2002. The income tax provision recorded for the six months ended December 31, 2003 was related to the income tax benefit recorded by the Company during the fourth quarter of fiscal 2003 as described above under “Three Months Ended December 31, 2003 and 2002 – Income Taxes.”

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

Globally, for the three months ended December 31, 2003 and 2002, EBITDA was $4.3 million and $3.3 million, respectively. Globally, for the six months ended December 31, 2003 and 2002, EBITDA was $7.3 million and $5.5 million, respectively. EBITDA is reconciled with the most directly comparable financial measure calculated in accordance with GAAP within the following table.

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income	2,225	2,054	3,476	3,068
Less: interest income, net	(122)	(130)	(243)	(279)
Plus: income tax expense	983	—	1,783	—
Plus: depreciation and amortization	1,195	1,389	2,322	2,710

EBITDA	4,281	3,313	7,338	5,499

Net income as a % of revenue	6%	6%	5%	5%

EBITDA as a % of revenue	12%	10%	11%	9%

The effect of general market conditions, both real and as perceived by clients, can impact the Company’s ability to generate revenues. Many of the Company’s clients view market research expenditures as a discretionary item. As a result, planned projects can be postponed and new project spending can be eliminated when clients are concerned about economic or other market factors.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2004 and 2003, the Company had, and continues to maintain, a line of credit with a commercial bank providing borrowing availability up to $5.0 million, at the prime interest rate. The prime rate in effect at December 31, 2003 was 4.0%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at December 31, 2003 or at December 31, 2002. The line of credit is collateralized by the assets of the Company.

Net cash provided by operating activities was $7.3 million for the first six months of fiscal 2004 compared with cash provided by operating activities of $4.9 million for the same period during fiscal 2003. The positive cash flow in both fiscal 2004 and fiscal 2003 was due primarily to pre-tax income. Pre-tax income was $5.3 million for the six months ended December 31, 2003 and $3.1 million for the six months ended December 31, 2002.

Net cash used in investing activities was $0.9 million for the first six months of fiscal 2004, compared with net cash provided by investing activities of $2.8 million for the same period in fiscal 2003. The decrease resulted from the maturity and liquidation of fewer marketable securities in the first six months of fiscal 2004 compared to the first six months of fiscal 2003, which was partially offset by decreased capital expenditures. Capital expenditures of $0.8 million for the first six months of fiscal 2004 represents a decrease of $0.6 million from the $1.4 million reported for the same prior year period.

Net cash provided by financing activities was $4.0 million for the first six months of fiscal 2004, compared with net cash used in financing activities of $0.8 million for the same period during fiscal 2003. The change is primarily due to the $4.0 million in proceeds from the issuance of common stock and exercise of stock options in the first six months of fiscal 2004 compared to $0.4 million from the same prior year period. Additionally, during fiscal 2003 $1.3 million in cash was used to pay-off our remaining long-term and short-term debt obligations. Since the Company did not have any borrowings during Fiscal 2004 there was no debt activity for the six months ended December 31, 2003.

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

At December 31, 2003, the Company had approximately $49 million in cash, cash equivalents and marketable securities. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire businesses or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. The Company has international sales and operations in the United Kingdom and Japan and therefore, is subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. The Company measures our risk to foreign currency rate exposure on two levels, the first being the impact on operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

Foreign exchange translation gains and losses are included in the Company’s results of operations as a result of consolidating the results of operations of our United Kingdom and Japanese subsidiaries, which are denominated in British Pounds and Japanese Yen, respectively, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries were not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating our foreign subsidiaries due to the size of our foreign operations in comparison to our U.S. operations. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low given that our United Kingdom operations have historically produced low operating margins. However, as the operating margins in the United Kingdom increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. dollar could have a more significant impact on our net income and cash flows.

To the extent the Company incurs expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. Since the Company’s foreign operations are conducted using a foreign currency we bear additional risk of fluctuations in exchange rates because of instruments denominated in a foreign currency. We have historically had low exposure to changes in foreign currency exchange rates with regard to instruments denominated in a foreign currency given the amount and short-term maturity of these instruments. The carrying values of financial instruments denominated in a foreign currency, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

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

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of December 31, 2003 (the end of the period covered by this Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II: OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued and sold an aggregate of 99,200 shares of its common stock to employees during the second quarter of fiscal 2004, upon the exercise of options granted under the Company’s 1997 stock option plan, all at an exercise price of $3.70 per share, for an aggregate cash consideration of $367,437. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company’s common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

On December 31, 2003, the Company issued an aggregate of 16,724 shares of its common stock as the Company’s matching contribution under its 401(k) Plan for an aggregate consideration of $138,809, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

On December 6, 1999, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the offering totaled approximately $85.5 million. During the period from December 6, 1999 through December 31, 2003, the Company used portions of the proceeds from its initial public offering as follows: (i) approximately $57.2 million of net cash used for working capital and general corporate purposes, including capital expenditures, (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel, (iii) approximately $11.3 million of net cash used for acquisitions, and (iv) approximately $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

Robert E. Knapp was elected Vice-Chairman and CEO of Harris Interactive and began his tenure on January 26, 2004, replacing current CEO and founder, Dr. Gordon S. Black, now Executive Chairman. Previously, Knapp was EVP and Chief Strategy Officer at Gartner, Inc. a $900 million, worldwide research and advisory firm based in Stamford, CT. Knapp joined Gartner in July 2000 as Chief Marketing Officer. In 2001, he took on general management responsibility for Gartner’s worldwide business units including Research, Consulting, and Events. Prior to joining Gartner, he held various executive positions at branding and advertising firms including Siegel & Gale, BBDO and Lintas. Under terms of his employment agreement, Knapp was awarded 1,000,000 stock options priced at market close on January 23, 2004. The options will vest over a four-year period.

In addition to Mr. Knapp, the Company has elected four new members to its Board of Directors. George Bell, president and CEO of Upromise Inc., and former CEO and chairman of Excite@Home; Stephen D. Harlan, partner in Harlan Enterprises and former vice chairman of KPMG Peat Marwick; and Dr. Subrata Sen, the Joseph F. Cullman professor of organization, management and marketing, School of Management, Yale University were named independent directors effective January 1, 2004. Antoine Treuille, executive managing partner of Mercantile Capital Partners in New York City, was named as an independent director effective January 7, 2004.

On February 2, 2004 the Company announced its plans to close its Rochester, New York telephone research facility by the end of fiscal 2004. The Company will take advantage of our Internet technology and lower cost outsourcing in place of work previously performed at this facility. We have already moved much of our U.S. telephone survey work to call centers in Canada that have passed the Company’s stringent requirements for quality, cost and delivery. The Company continues to evaluate additional global suppliers as part of its ongoing efforts to maintain the lowest telephone data collection costs available. The Company will continue to operate its existing telephone research centers in London and Tokyo. The closing will affect approximately one dozen full-time and 150 part-time employees at the Rochester facility.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) — Exhibits
10.1*	Employment Agreement by and between the Company and Gregory T. Novak, dated November 7, 2003.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or compensatory plan or arrangement.

(b) — Reports on Form 8-K

On October 23, 2003, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 12 announcing the Company’s earnings for the calendar quarter ended September 30, 2003.

On November 13, 2003, a report on Form 8-K was filed with the SEC pursuant to Item 5 announcing the resignation of Thomas D. Berman as a member of the Company’s Board of Directors.

On December 23, 2003, a report on Form 8-K was filed with the SEC pursuant to Items 5 and 7 announcing the election of George Bell, Stephen D. Harlan and Dr. Subrata K. Sen to the Company’s Board of Directors effective January 1, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

February 13, 2004	Harris Interactive Inc.

By /s/ BRUCE A. NEWMAN

Bruce A. Newman Chief Financial Officer, Secretary and Treasurer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

10.1*	Employment Agreement by and between the Company and Gregory T. Novak, dated November 7, 2003.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or compensatory plan or arrangement.