Form 10-Q
period 2004-03-31
HARRIS INTERACTIVE INC
filed 2004-05-17
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Indicate by Check Mark Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by Check Mark Whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

On May 14th, 2004, 56,943,522 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,973	$20,391
Marketable securities	27,865	18,693
Accounts receivable, less allowances of $495 and $325, respectively	21,306	20,821
Costs and estimated earnings in excess of billings on uncompleted contracts	5,237	3,776
Other current assets	4,340	3,690
Deferred tax assets	127	127

Total current assets	82,848	67,498

Property, plant and equipment, net	6,791	7,806
Goodwill	66,663	63,259
Other intangibles, less accumulated amortization of $975 and $720, respectively	2,675	730
Other assets	2,001	2,045
Deferred tax assets	1,167	3,904

Total assets	$162,145	$145,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,823	6,752
Accrued expenses	10,686	9,050
Billings in excess of costs and estimated earnings uncompleted contracts	12,172	10,375

Total current liabilities	27,681	26,177

Deferred tax liabilities	748	—
Other long-term liabilities	1,202	576

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 56,914,984 shares issued at March 31, 2004 and 54,500,713 shares issued at June 30, 2003	57	55
Additional paid in capital	187,317	179,108
Unamortized deferred compensation	—	(56)
Accumulated other comprehensive gain (loss)	318	(323)
Accumulated deficit	(55,178)	(60,295)

Total stockholders’ equity	132,514	118,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,145	$145,242

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue from services	$35,428	$32,080	$104,821	$94,877
Cost of services	16,831	16,141	52,207	49,637

Gross profit	18,597	15,939	52,614	45,240

Operating expenses:
Sales and marketing expenses	3,012	2,352	8,594	6,487
General and administrative expenses	13,105	11,411	36,524	34,177
Restructuring credits	—	(273)	—	(662)

Total Operating Expenses	16,117	13,490	45,118	40,002

Operating income	2,480	2,449	7,496	5,238

Interest income	158	114	402	431
Interest expense	—	(6)	(1)	(44)

Income before income taxes	2,638	2,557	7,897	5,625

Income tax expense	997	—	2,780	—

Net income	1,641	2,557	5,117	5,625

Basic net income per share	$0.03	$0.05	$0.09	$0.11

Diluted net income per share	$0.03	$0.05	$0.09	$0.10

Weighted average shares outstanding - basic	56,508,266	53,162,127	55,811,250	52,680,549

Weighted average shares outstanding - diluted	58,175,448	55,424,689	57,377,029	54,330,591

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,117	$5,625
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,456	4,130
Restructuring credits	—	(662)
Cash payments related to restructuring	(123)	(925)
Amortization of deferred compensation	56	68
Amortization of premium and discount on marketable securities	284	164
(Increase)/decrease in assets net of acquisition-
Accounts receivable	1,182	1,837
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,201)	1,164
Other current assets	(1,101)	119
Other assets	3,114	(160)
(Decrease) increase in liabilities net of acquisition-
Accounts payable	(2,390)	(2,450)
Accrued expenses	962	(635)
Other liabilities	625	(823)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,380	1,816

Net cash provided by operating activities	11,361	9,268

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(2,460)	(249)
Purchase of marketable securities	(22,244)	(24,130)
Proceeds from maturities and sales of marketable securities	12,813	22,142
Capital expenditures	(1,148)	(2,086)

Net cash used in investing activities	(13,039)	(4,323)

Cash flows from financing activities :
Decrease in short-term borrowings	—	(57)
Principal payments on long-term debt	—	(1,150)
Issuance of common stock and stock options	5,196	1,896

Net cash provided by financing activities	5,196	689
Effect of exchange rate changes on cash and cash equivalents	64	28

Net increase in cash and cash equivalents	3,582	5,662
Cash and cash equivalents at beginning of period	20,391	10,787

Cash and cash equivalents at end of period	$23,973	$16,449

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

2. SUMMARY OF SELECTED ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from services principally on a proportional performance basis using the cost-to-cost methodology, which the Company believes is equivalent to output measures. The Company’s services typically include a series of surveys and a deliverable report in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and is matched against project costs and costs to complete on a periodic basis. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known.

Invoices to clients are generated based upon the achievement of specific events as defined by each contract including deliverables, timetables, and incurrence of certain costs. Such events may not be directly related to the performance of services. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue includes amounts billed to clients for subcontractor costs incurred in the completion of surveys. Furthermore reimbursement of out-of-pocket expenses related to service contracts are also included in revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Impairment of Long Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company’s long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the long-lived asset is considered impaired when the projected undiscounted pre-tax cash flows are less than the carrying value. The recoverability of the carrying value of long-lived assets is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If cash flows are less than the carrying value of an asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are measured at the lower of their carrying amount or fair value less cost to sell. Fair value is determined through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2004 and 2003. Unexercised stock options to purchase 1,446,887 and 1,681,887 shares of the Company’s common stock for the three and nine months ended March 31, 2004, respectively, at weighted average prices per share of $9.33 and $9.16, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods. Unexercised stock options to purchase 549,540 and 1,736,285 shares of the Company’s common stock for the three and nine months ended March 31, 2003, at weighted average prices per share of $8.67 and $5.27, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2004	2003	2004	2003
Weighted average outstanding common shares for basic EPS	56,508,266	53,162,127	55,811,250	52,680,549

Diluted effect of outstanding stock options	1,667,182	2,262,562	1,565,779	1,650,042

Shares for diluted EPS	58,175,448	55,424,689	57,377,029	54,330,591

4. COMPREHENSIVE INCOME

The components of the Company’s total comprehensive income were:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$1,641	$2,557	$5,117	$5,625
Foreign currency translation adjustments	211	(56)	584	6
Unrealized gain (loss) on marketable securities	55	(12)	58	(58)

Total comprehensive income	$1,907	$2,489	$5,759	$5,573

5. BUSINESS COMBINATIONS

On March 2, 2004 the Company acquired all of the issued and outstanding shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation at the time organized and existed under the laws of France, pursuant to the Share Purchase Agreement (“Agreement”) among the Company, Harris Interactive International, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Novatris.

The Company and Novatris are engaged in complementary businesses in the market research and polling industry. The acquisition adds one million panel members to the Company’s existing European panel. This acquisition is also expected to create opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another’s customers and use a combined worldwide network.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. BUSINESS COMBINATIONS – CONTINUED

The aggregate purchase price was $5,665, including cash, common stock and options to purchase shares of the Company’s common stock. Total cash considerations for the acquisition amounted to $2,393. An aggregate of 315,279 shares of common stock, with an estimated fair value of $2,714, was issued to the stockholders of Novatris. The value was determined based on the average closing price of the Company’s common stock over the two-day period before and after the closing date. Additionally, pursuant to the merger agreement the Company issued 88,887 options to purchase shares of the Company’s common stock with an estimated fair market value of $332. Total transaction costs amounted to $226. Under the terms of the Agreement, the Company is obligated to register for resale the common stock and stock underlying the options issued to the stockholders of Novatris. The Company has agreed to pay additional consideration to such stockholders if the closing market price of the Company’s stock is less than $7.53 on the date such resale registration becomes effective.

The acquisition is accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, (SFAS 141) and is included in the Company’s financial statements commencing on March 2, 2004. The Company has recorded approximately $5,605 in goodwill and intangibles related to the acquisition.

The Company is in the process of completing its determination of the fair value of certain assets and liabilities, as well as the possible identification of additional intangible assets. Therefore the allocation of purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$1,463
Property, Plant and Equipment, net	138
Other Long Term Assets	64

Total Assets Acquired	1,665

Current Liabilities	(1,045)

Total Liabilities Assumed	(1,045)

Net Assets Acquired	$620

Under the terms and conditions of the Agreement the selling security holders could receive up to 1,351 euro (approximately $1,661 based on the March 31, 2004 euro conversion rate) in contingent consideration for achieving established net profit targets for the three calendar years ended December 31, 2006 as well as an additional 1,351 euro in contingent consideration for achieving established panel growth targets for the three calendar years ended December 31, 2006. In the event that either of the above contingencies occurs the Company will allocate the contingent payments accordingly between goodwill and intangible assets.

Novatris, whose fiscal year coincides with the calendar year, experienced losses of approximately $1 million during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. Given that Novatris was a private organization prior to the acquisition, the Company currently does not have consistent quarterly financial information accessible to provide relevant pro-forma financial results for the three and nine-month periods ended March 31, 2004, therefore no such results are reported.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. GEOGRAPHIC INFORMATION

The Company currently has one reportable segment. The Company is comprised primarily of operations in the United States, Europe (including the United Kingdom and France) and Japan. There were no significant inter-segment transactions that materially affected the financial statements and all inter-segment sales have been eliminated upon consolidation.

The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. The Company has allocated common expenses among these geographic regions differently than it would for stand-alone information prepared in accordance with accounting principles generally accepted in the United States of America. Geographic net income may not be consistent with measures used by other companies.

Geographic information for the three and nine months ended March 31, 2004 and 2003 are as follows:

	U.S.	Europe	Japan
	Market	Market	Market
	Research	Research	Research	Total
Three months ended March 31, 2004:
Revenue	$26,974	$6,445	$2,009	$35,428
Net Income	1,322	146	173	1,641
Long-lived assets	66,467	9,330	3,500	79,297
Three months ended March 31, 2003:
Revenue	$24,874	$5,598	$1,608	$32,080
Net Income (Loss)	2,478	(4)	83	2,557
Long-lived assets	62,529	9,123	3,205	74,857
Nine months ended March 31, 2004:
Revenue	$79,539	$19,364	$5,918	$104,821
Net Income	4,358	403	356	5,117
Long-lived assets	66,467	9,330	3,500	79,297
Nine months ended March 31, 2003:
Revenue	$73,352	$16,896	$4,629	$94,877
Net Income	5,296	327	2	5,625
Long-lived assets	62,529	9,123	3,205	74,857

7. ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of March 31, 2004		As of June 30, 2003
	Gross carrying	Accumulated	Gross carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Contract-based intangibles	$1,450	$954	$1,450	$720
Intangible Respondent Database	2,000	18	—	—
Trade Names	200	3	—	—

Total	$3,650	$975	$1,450	$720

	March 31,	March 31,
	2004	2003
Aggregate amortization expense:
For the three months ended	$99	$78

For the nine months ended	$255	$234

Estimated amortization expense:
For the year ending June 30, 2005	$568

For the year ending June 30, 2006	$362

For the year ending June 30, 2007	$255

For the year ending June 30, 2008	$255

For the year ending June 30, 2009	$255

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended March 31, 2004, are as follows:

Balance as of July 1, 2003	$63,259
Acquisition of Novatris during the quarter ended March, 31, 2004	3,404

Balance as of March 31, 2004	$66,663

9. RESTRUCTURING (CREDITS) CHARGES AND ASSET WRITE-DOWNS

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

The following table summarizes activity with respect to the restructuring charges through the period ended March 31, 2004:

		Asset write-	Lease
	Severance	downs	Commitments	Total
Net charge fiscal 2002	$1,169	$2,792	$2,261	$6,222
Asset write-offs during fiscal 2002	0	(2,792)	0	(2,792)
Cash payments during fiscal 2002	(1,098)	0	(160)	(1,258)

Remaining reserve at June 30, 2002	71	0	2,101	2,172
Cash payments during fiscal 2003	(71)	0	(954)	(1,025)
Fiscal 2003 adjustments	0	0	(997)	(997)

Remaining reserve at June 30, 2003	$0	$0	$150	$150
Cash payments during fiscal 2004	0	0	(123)	(123)

Remaining reserve at March 31, 2004	$0	$0	$27	$27

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Income – As Reported	$1,641	$2,557	$5,117	$5,625
Fair Value Compensation Expense, net of tax	205	401	436	786
Net Income – Pro Forma	1,436	2,156	4,681	4,839
Basic Net Income Per Share - As Reported	0.03	0.05	0.09	0.11
Basic Net Income Per Share – Pro Forma	0.03	0.04	0.08	0.09
Diluted Net Income Per Share - As Reported	0.03	0.05	0.09	0.10
Diluted Net Income Per Share – Pro Forma	0.02	0.04	0.08	0.09

Compensation costs charged against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three months ended March 31, 2003 totaled $23, there were no costs charged against income for the three months ended March 31, 2004. Total compensation costs charged against income for the nine months ended March 31, 2004 and 2003 totaled $56 and $68, respectively.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

FIN 46R

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The consolidation requirements of this Interpretation are effective for the first reporting period ending after March 15, 2004 for all non-special purpose entities created prior to February 1, 2003. For all entities that were created subsequent to January 31, 2003, consolidation requirements of this Interpretation were effective upon creation. The Company adopted FIN 46R on January 1, 2004. The adoption did not have a material impact on the Company’s consolidated financial statements.

SFAS 132

In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No.87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s consolidated financial statements.

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

Revenue under fixed fee arrangements is principally recognized on a proportional performance basis using the cost-to-cost methodology, which the Company effectively believes is equivalent to output measures. This revenue includes amounts billed to our clients to cover subcontractor costs and other direct “out-of-pocket” expenses. Provisions for estimated contract losses, if any, are made in the period such losses are determined. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of operations of the Company.

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

With respect to goodwill, the Company completes an impairment test on an annual basis. In performing this annual test, the Company compares the fair value of its reporting unit with its carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, the Company would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, the Company also assesses the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable.

The Company evaluates the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. As a result of the Company’s operating performance in fiscal 2003 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reversed in the fourth quarter of 2003 with the resultant benefit to income and goodwill. The Company will evaluate the remaining valuation allowance during the fourth quarter of fiscal year 2004. If the Company’s profitable operating performance continues through that date, it is increasingly likely that the Company will determine that it is more likely than not that it will realize additional deferred tax assets in the future, and an additional adjustment will be required to eliminate the existing valuation allowance, with the resultant benefit to income, goodwill and additional paid in capital. Further financial information about income taxes is included in Note 11, “Income Taxes,” to our Audited Consolidated Financial Statements for the fiscal year ended June 30, 2003 contained in our Form 10-K filed with the Securities and Exchange Commission on September 26, 2003.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue from services	100%	100%	100%	100%
Cost of services	48	50	50	52

Gross profit	52	50	50	48

Operating expenses:
Sales and marketing	8	7	8	7
General and administrative	37	36	35	36
Restructuring Credits	—	(1)	—	(1)

Operating income	7	8	7	6
Interest and other income, net	1	—	1	—

Income before taxes	8	8	8	6

Income tax expense	3	—	3	—

Net income	5	8	5	6

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue from services. Total revenue increased 10% to $35.4 million for the quarter ended March 31, 2004, from $32.1 million for the quarter ended March 31, 2003. This increase in quarterly revenue was driven by increases in revenue for both U.S. and Non-U.S. operations. U.S. revenue increased $2.1 million to $27.0 million for the quarter ended March 31, 2004, an increase of 8% over the prior year third quarter. This increase in U.S. revenue was attributable to growth in several markets, most predominantly Strategic Marketing and Business & Consumer and Health Care & Policy. Revenue in the United Kingdom increased $0.5 million, or 9%, over the prior year third quarter to $6.1 million from $5.6 million. However on a constant dollar basis revenue in the United Kingdom actually decreased because $0.8 million of the actual dollar increase was due to exchange rate differences and the depreciation of the U.S. dollar against the British Pound. Revenue in Japan increased 24%, to $2.0 million for the fiscal quarter ended March 31, 2004, from $1.6 million for the prior year third quarter. Of the increased Japan revenue, $0.2 million was the result of exchange rate differences and the depreciation of the U.S. dollar against the Japanese Yen. Revenue for the quarter ended March 31, 2004 also includes $0.3 million in revenue from Novatris as a result of the March 2, 2004 acquisition.

Gross profit. Gross profit increased to $18.6 million, or 52% of revenue, during the third quarter of fiscal 2004, from $15.9 million or 50% of revenue for the same prior year quarter, due in part to the growth in Internet-related business relative to overall revenue growth. We consider all of the revenue from a project to be Internet-based whenever 50% or more of the surveys used were completed over the Internet. Revenue from Internet-based services was $21.7 million, or 61% of total revenue, for the third quarter of fiscal 2004, compared with $15.3 million, or 48% of revenue for the third quarter of fiscal 2003. This increase in Internet revenue was due to the addition of new Internet-based projects as well as the conversion of existing, traditional work to the Internet in both the United States and the United Kingdom. In addition to the conversion of work to the Internet, the Company also made significant progress in reducing data processing costs by outsourcing work to lower cost subcontractors, which in turn has improved our gross margins.

Sales and marketing. Sales and marketing expenses increased to $3.0 million, or 8% of revenue, for the third quarter of fiscal 2004 compared with $2.4 million, or 7% of revenue, from the same prior year quarter. As a percentage of revenue, sales and marketing expenses increased one basis point. The increase is attributable to the increased headcount of our sales force in both the United States and United Kingdom as compared to the prior year third fiscal quarter.

General and administrative. General and administrative expenses increased to $13.1 million, or 37% of revenue, for the fiscal quarter ended March 31, 2004, as compared to $11.4 million or 36% of revenue for the same prior year quarter. Increases are largely due to increases in incentive compensation related expenses including salaries, fringe benefits and bonuses. Such expenses increased approximately $1.1 million compared to the prior year third quarter. The Company’s costs for database development also increased approximately $0.3 million for the three months ended March 31, 2004 compared to the prior year third quarter. In addition to these increases we also experienced increases in general and administrative expenses because of one-time non-recurring costs related to the consolidation of operations in the United Kingdom and recruitment fees incurred in connection with the search for the Company’s new Chief Executive Officer.

Interest income, net. Net interest and other income totaled $0.2 million for the quarter ended March 31, 2004 and consistent with the $0.1 million for the quarter ended March 31, 2003.

Income taxes. The Company recorded an income tax provision of $1.0 million for the fiscal quarter ended March 31, 2004. No provision was recorded for the quarter ended March 31, 2003. During the fiscal 2003 fourth quarter, the Company recorded an income tax benefit of $3.0 million for the partial reversal of valuation allowances on the Company’s deferred tax assets, substantially comprised of net operating loss carryforwards. Because of the continued generation of net income it was determined at that time that it was more likely than not that the Company will utilize additional net operating losses in the near future. As an offset to the fiscal 2003 fourth quarter recorded benefit, in accordance with GAAP, the Company is now required to record income tax expense on current and future income. However, due to the net operating loss carryforwards of the Company in excess of $70 million, this expense is, and will continue to be, a non-cash item for the Company in the foreseeable future. As noted in our critical accounting policies contained in this Form 10-Q, should the Company determine that it is more likely than not that it will realize additional deferred tax assets in the future, an additional adjustment would be required to eliminate the remaining valuation allowance, and a majority of the resulting benefit will be recorded as additional income in the period the allowance is reduced.

NINE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue from services. Total revenue increased 10% to $104.8 million for the nine months ended March 31, 2004, from $94.9 million for the nine months ended March 31, 2003. U.S. revenue increased $6.2 million to $79.5 million for the nine months ended March 31, 2004, an increase of 8% over the prior year nine-month period. This increase in U.S. revenue was attributable to growth in several markets, most predominantly Strategic Marketing and Business & Consumer, Customer Loyalty Management and the Harris Interactive Service Bureau (“HISB”). Revenue in the United Kingdom also increased $2.1 million over the prior year comparative period to $19.0 million from $16.9 million, an increase of 13% over the prior year nine-month period. Of this increased revenue for the United Kingdom, $1.5 million was due to exchange rate differences and the depreciation of the U.S. dollar. The remaining $0.6 million constant dollar increase in United Kingdom revenue is driven by the development of our database in Europe during the second and third quarters of fiscal 2004. Revenue in Japan increased 28%, to $5.9 million for the nine months ended March 31, 2004, from $4.6 million for the prior year nine-month period. Of the increased Japan revenue, $0.5 million is as a result of exchange rate differences and the depreciation of the U.S. dollar. The remaining increase in Japan revenue is due to the overall growth of Japan operations because of the addition of new work coupled with the continued benefit from preexisting customers. Revenue for the nine months ended March 31, 2004 also includes $0.3 million in revenue from Novatris as a result of the March 2, 2004 acquisition.

Gross profit. Gross profit increased to $52.6 million, or 50% of revenue, during the first nine months of fiscal 2004, from $45.2 million or 48% of revenue for the same prior year period, primarily due to the growth in Internet-related business relative to overall revenue growth. Revenue from Internet-based services was $59.7 million, or 57% of total revenue, for the first nine months of fiscal 2004, compared with $42.0 million, or 44% of revenue for the first nine months of fiscal 2003. As a result of the increased conversion of existing work to the Internet, lower margin traditional revenue decreased 15% to $45.2 million for the nine months ended March 31, 2004, from $52.8 million for the nine months ended March 31, 2003. HISB, which is 100% Internet-based, has played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as customer Internet-based research work. For the nine months ended March 31, 2004, HISB had revenue of $7.2 million, up 28% from $5.7 million for the same prior nine-month period as the Company’s Internet-based research business model continues to mature and expand. In addition to the conversion of work to the Internet, we have also made significant progress in reducing data processing costs by outsourcing work to lower cost subcontractors, which in turn has improved our gross margins.

Sales and marketing. Sales and marketing expenses increased to $8.6 million, or 8% of revenue, for the first nine months of fiscal 2004 compared with $6.5 million, or 7% of revenue, from the same prior year quarter. As a percentage of revenue, sales and marketing expenses increased one basis point. The increase is attributable to the increased headcount for our sales force in both the United States and United Kingdom. The increased costs for sales and marketing during fiscal 2004 are in line with both the increased revenue as compared to fiscal 2003 and management’s goals to grow our sales force during fiscal 2004.

General and administrative. General and administrative expenses increased to $36.5 million, or 35% of revenue, for the fiscal nine months ended March 31, 2004, as compared to $34.2 million or 36% of revenue for the same prior year period. As a percentage of revenue, general and administrative expenses decreased one basis point. Increases in absolute dollars are largely due to increases in incentive compensation related expenses including salaries, fringe benefits and bonuses. Such expenses for the first nine months ended March 31, 2004 increased approximately $1.9 million compared to the prior year period. The Company’s costs for database development also increased approximately $0.8 million for the nine months ended March 31, 2004 compared to the prior year third quarter as the Company continues to expand its database panel in the United States and Western Europe. Additionally, general and administrative expenses increased as a result of recruitment fees for the Company’s new Chief Executive Officer amounting to $0.2 as well as other one-time non-recurring costs related to the consolidation of operations in the United Kingdom. Because the Company continues to maintain its major systems and assets established in prior years, overall capital expenditures continue to decline, and as a result depreciation expense has decreased $0.7 million during the nine months ended March 31, 2004 as compared to the prior year period.

Interest income, net. Net interest and other income totaled $0.4 million for both the nine months ended March 31, 2004 and 2003.

Income taxes. The Company recorded an income tax provision of $2.8 million for the nine months ended March 31, 2004. No provision was recorded for the nine months ended March 31, 2003. The income tax provision recorded for the nine months ended March 31, 2004 was related to the income tax benefit recorded by the Company during the fourth quarter of fiscal 2003 as described above under “Three Months Ended March 31, 2004 and 2003 – Income Taxes.”

SIGNIFICANT FACTORS AFFECTING COMPANY PERFORMANCE

EBITDA

In prior periods the Company reported EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), which is a non-GAAP financial measure as defined under SEC Regulation G. In the past EBITDA was reported because it was useful to management and investors in analyzing the Company given that, up until fiscal 2003, the Company was a growth stage company that experienced losses. Because of the historical losses EBITDA was a helpful tool in understanding the source of those losses. EBITDA in the past was used in a conventional sense and not with additional adjustments. Not all companies calculate EBITDA in the same fashion, so the Company’s previously reported EBITDA may not have been comparable to similarly titled measures reported by other companies. Given that the Company has had continued profitability and is no longer in our initial growth stage, we will no longer disclose and discuss EBITDA in our current or future periodic reports.

Internet and Traditional Revenue Mix

The primary factors driving the growth in the Company’s gross profit and net income (loss) are growth in revenue and the mix of the revenue derived from Internet versus traditional work. The Company’s model is based upon the premise that Internet work is more profitable than traditional work, due to the comparatively low data collection cost of Internet work. The model, which the Company believes reasonably represents comparability of traditional and Internet-based projects, is as follows:

	Traditional	Internet-Based
Revenue	100%	100%
Less: Cost of Services (as a % of revenue)
Direct Payroll	25%	30%
Data Collection	40%	5% - 10%

Gross Profit (as a % of revenue)	35%	60% - 65%

The model should be viewed as illustrative and not as an actual measure or predictor of any particular project or the Company’s projects as a whole at any given point in time.

In addition to the Data Collection Costs, the Internet-Based model has additional fixed costs associated with the development and maintenance of underlying databases and Internet technology. Such costs decrease Net Income for Internet-based work. In general, however, due to the interplay between the variable and fixed components of cost, the premise is that, as the percentage of Internet work increases, and assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course, Net Income as a percentage of revenue should also increase.

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

General Market Conditions

The effect of general market conditions, both real and as perceived by clients, can impact the Company’s ability to generate revenues. Many of the Company’s clients view market research expenditures as a discretionary item. As a result, planned projects can be postponed and new project spending can be eliminated when clients are concerned about economic or other market factors.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2004 and 2003, the Company had, and continues to maintain, a line of credit with a commercial bank providing borrowing availability up to $10.0 million, at the prime interest rate. The prime rate in effect at March 31, 2004 was 4.0%. Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at March 31, 2004 or at March 31, 2003. The line of credit is collateralized by the assets of the Company. The Company also maintains a letter of credit for 3,083 euros (approximately $3,791 based on the March 31, 2004 euro conversion rate) which serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004.

Net cash provided by operating activities was $11.4 million for the first nine months of fiscal 2004 compared with cash provided by operating activities of $9.3 million for the same period during fiscal 2003. The positive cash flow in both fiscal 2004 and fiscal 2003 was due primarily to pre-tax income. Pre-tax income was $7.9 million for the nine months ended March 31, 2004 and $5.6 million for the nine months ended March 31, 2003. Cash flows for the nine months ended March 31, 2004 also increased compared to the prior year period because of the fact that $0.9 million in cash payments were made in fiscal 2003 related to the fiscal 2002 restructuring charge. Payments for such charges in fiscal 2004 amounted to only $0.1 million as the Company nears the completion of payments on that reserve.

Net cash used in investing activities was $13.0 million for the first nine months of fiscal 2004, compared with $4.3 million for the same period in fiscal 2003. The increase largely resulted from the increased purchase of marketable securities in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Net of proceeds from maturity and sales of marketable securities, the Company purchased $9.4 million in marketable securities in fiscal 2004 as compared to $2.0 million in fiscal 2003. This increase is simply a reallocation of cash and cash equivalents in an effort to earn more favorable returns on our liquid assets. Additionally, the Company also used $2.5 million in cash during the third quarter of fiscal 2004 in connection with the acquisition of Novatris on March 2, 2004. These increases in cash used or investing activities were partially offset by decreased capital expenditures. Capital expenditures of $1.1 million for the first nine months of fiscal 2004 represent a decrease of $0.9 million from the $2.1 million reported for the same prior year period.

Net cash provided by financing activities was $5.2 million for the first nine months of fiscal 2004, compared with net cash provided by financing activities of $0.7 million for the same period during fiscal 2003. The change is primarily due to the $5.2 million in proceeds from the issuance of common stock and exercise of stock options in the first nine months of fiscal 2004 compared to $1.9 million from the same prior year period. Additionally, during fiscal 2003 $1.2 million in cash was used to pay-off our remaining long-term and short-term debt obligations. Since the Company did not have any borrowings during Fiscal 2004 there was no debt activity for the nine months ended March 31, 2004.

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

At March 31, 2004, the Company had approximately $51.8 million in cash, cash equivalents and marketable securities. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire businesses or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. The Company has international sales and operations in the United Kingdom, Japan and now France. Therefore we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. The Company measures our risk to foreign currency rate exposure on two levels, the first being the impact on operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

Foreign exchange translation gains and losses are included in the Company’s results of operations as a result of consolidating the results of operations of our United Kingdom, French and Japanese subsidiaries, which are denominated in British Pounds, Euros and Japanese Yen, respectively, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries were not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating our foreign subsidiaries due to the size of our foreign operations in comparison to our U.S. operations. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low given that our United Kingdom operations have historically produced low operating margins. However, as the operating margins in the United Kingdom increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. dollar could have a more significant impact on our net income and cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of March 31, 2004 (the end of the period covered by this Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company issued and sold an aggregate of 143,000 shares of its common stock to employees during the third quarter of fiscal 2004, upon the exercise of options granted under the Company’s 1997 stock option plan, at exercise prices ranging between $0.47 and $3.70 per share, for an aggregate cash consideration of $264,074. As to each employee of the Company who was issued the common stock described in this paragraph, the Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company’s common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

On March 31, 2004, the Company issued an aggregate of 27,553 shares of its common stock as the Company’s matching contribution under its 401(k) Plan for an aggregate consideration of $229,514, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

On January 26, 2004 the Company issued options, priced at then fair market value ($8.96), to purchase an aggregate of 1,000,000 shares of its common stock to Robert E. Knapp in connection with hiring him as Chief Executive Officer of the Company. The options were issued in a private placement under Section 4(2) and Regulation D, and shares underlying the options were registered on Form S-8 on March 8, 2004.

An aggregate of 315,279 shares of common stock, valued at $8.63 per share (for an aggregate consideration of $2,720,858), was issued to the stockholders of Novatris, S.A. on March 2, 2004 in connection with the Purchase of Novatris. The value was determined based on the average closing price of the Company’s common stock over the two-day period before and after the closing date. Additionally, the Company issued 88,887 options to purchase shares of the Company’s stock with an exercise price of $8.55. The shares and options were issued in reliance on Regulation S and also qualified as a private placement under Section 4(2) and Regulation D.

On December 6, 1999, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the offering totaled approximately $85.5 million. During the period from December 6, 1999 through March 31, 2004, the Company used portions of the proceeds from its initial public offering as follows: (i) approximately $57.2 million of net cash used for working capital and general corporate purposes, including capital expenditures, (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel, (iii) approximately $12.9 million of net cash used for acquisitions, and (iv) approximately $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) - Exhibits

10.1* Employment Agreement by and between the Company and David Vaden, dated February 24, 2004.

10.2* Employment Agreement by and between the Company and Gregory Novak, dated May 14, 2004.

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

(b) - Reports on Form 8-K

On January 5, 2004, a report on Form 8-K was filed to the SEC pursuant to Items 5 and 7 announcing that Robert E. Knapp was elected the Company’s Chief Executive Officer and Vice Chairman, effective January 26, 2004.

On January 6, 2004, a report on Form 8-K was filed to the SEC pursuant to Items 5 and 7 disclosing the employment agreement entered into between the Company and Robert E. Knapp, effective January 26, 2004 in connection with Mr. Knapp’s appointment as the Company’s Chief Executive Officer and Vice Chairman.

On January 7, 2004, a report on Form 8-K was filed with the SEC pursuant to Items 5 and 7 announcing the election of Antoine G. Treuille to the Company’s Board of Directors.

On January 7, 2004, a report on Form 8-K was furnished with the SEC pursuant to Items 7 and 9 disclosing a letter to stockholders issued by Dr. Gordon S. Black, Chairman and Chief Executive Officer of the Company on January 7, 2004.

On January 29, 2004, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 12 announcing the Company’s earnings for the calendar quarter ended December 31, 2003.

On February 4, 2004, a report on Form 8-K was filed with the SEC pursuant to Item 5 announcing the participation of certain current executives of the Company in 10b5-1 Sales plans.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 17, 2004		Harris Interactive Inc.

	By	/s/ BRUCE A. NEWMAN

Bruce A. Newman Chief Financial Officer, Secretary and Treasurer (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

10.1*	Employment Agreement by and between the Company and David Vaden, dated February 24, 2004

10.2*	Employment Agreement by and between the Company and Gregory Novak, dated May 14, 2004

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or compensatory plan or arrangement.