Form 10-K
period 2004-06-30
HARRIS INTERACTIVE INC
filed 2004-09-08
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	16-1538028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

135 Corporate Woods, Rochester, NY 14623

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(585) 272-8400

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     INDICATE BY CHECKMARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     As of December 31, 2003, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $413,082,725.

      On September 3, 2004, 57,030,050 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in November 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

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

      Harris Interactive Inc. and its subsidiaries (also herein referred to as “Harris Interactive”, “we”, “our”, “us”, or the “Company”) is a leading market research, polling and consulting firm, ranking 13th among U.S. research organizations in 2003 and 15th among global research organizations in 2003 based on calendar year revenue as reported by Inside Research. Known for The Harris Poll® and for pioneering the Internet method to conduct scientifically accurate market research, we have over 45 years of experience in providing our clients with information about the views, experiences and attitudes of people worldwide.

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

      The Company has its corporate headquarters in Rochester, New York and conducts international research through its various U.S. offices, its wholly-owned subsidiaries: London-based HI Europe (www.hieurope.com), Paris-based Novatris, S.A. and Tokyo-based Harris Interactive Japan K.K. (www.hpol.co.jp) as well as through its Global Network of local market and opinion research firms. The Company’s fiscal year ends June 30th.

      Information about the Company’s products and services, shareholder information, press releases, and SEC filings can be found on the Company’s website at www.harrisinteractive.com. We make available free of charge through our website the documents and reports we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website (or the websites of our subsidiaries) does not constitute part of this Report on Form 10-K.

Mergers and Acquisitions

      The Company was incorporated as a Delaware corporation in 1997. Founded originally as the Gordon S. Black Corporation in 1975 the Company acquired Louis Harris and Associates in 1996 and during fiscal 1999 changed our name to Harris Interactive Inc. In addition to this acquisition the Company has achieved growth with the help of a number of additional acquisitions. In February 2001, the Company acquired the custom research division of Yankelovich Partners, Inc. headquartered in Norwalk, Connecticut. In August 2001, we acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned U.K. company headquartered in Oxford, England. In September 2001, the Company acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan. In November 2001, we acquired all of the issued and outstanding shares of common stock of Total Research Corporation, a Delaware corporation, located in Princeton, New Jersey and in March 2004, the Company acquired all of the issued and outstanding shares of Novatris, S.A., a share corporation organized and existing under the laws of France.

Overview

      We use Internet-based and traditional methodologies to provide our worldwide customers with critical market knowledge in many industries. Our Internet-based and traditional market research and polling services include:

•	research studies, which may involve both data collection and data analysis, conducted on specific issues for specific customers (Custom Research); and

•	research studies, which primarily involves Internet-based data collection, conducted for other market research firms (Service Bureau Research).

      In addition, a minimal amount (generating under 5% of our revenues) of our services include research studies on issues of general interest developed and sold to numerous clients (Multi-Client Research).

      In 1997, we began developing our Internet panel and our proprietary technology infrastructure necessary to provide our clients with fast, comprehensive and accurate online market research and polling products and services. Our Internet panel presently consists of over six million individuals who have voluntarily agreed to participate in various online market research and polling studies. We believe that our Internet panel is larger than those of any of our competitors of which we are aware, including the panel sizes reported on the respective websites of the 25 largest global research organizations (as ranked for 2003 by the Honomichl report) and in the SEC filed documents of those competitors. Based upon such reported panel sizes, the number of online surveys we have completed and the amount of revenue we derive from on-line research, we believe that we are the leading Internet-based market research and polling firm in the world. We treat our revenue as Internet-based for projects with respect to which more than 50% of surveys were completed over the Internet. The percentage of our business that is Internet-based continues to grow and a majority of our revenues are now realized from Internet-based projects. The percentage of our Internet-based revenues varies from quarter to quarter, and is disclosed as part of our periodic filings.

      Historically, we provided our market research services exclusively through traditional methodologies, including direct mail, telephone surveys, mall intercepts, focus groups and in-person interviews. We believe, however, that the Internet has changed the market research and polling industry. Accordingly, we have made, and will continue to make, significant expenditures in the development of our technology platform, our Internet panel, and management and staff to continue to lead the transformation of the market research and polling industry to an Internet-based platform.

      The Company operates as one reportable business segment, and services its clients through multiple operating groups, based on industry, research methodology and/or geography.

      The Company operates telephone data collection centers in London, England, and Tokyo, Japan. These phone centers conduct interviews utilizing computer-based questionnaires. The data are immediately uploaded to the Company’s central data-processing centers. The Company also out-sources telephone data collection. These combined operations have sufficient capacity to support reasonably predictable short and long-term project needs.

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

      The Company has no material debt and continues to have an increasingly strong cash position. We therefore believe that we are well positioned to fund expenditures to support our growth, whether internal or by acquisition.

Our Market Opportunity

  General Overview

      Business is becoming more complex. Heightened competition, consolidation, globalization of product markets, accelerated product launch schedules, shortened product life and rapidly changing consumer preferences mark today’s business environment. This complexity has escalated the value of accurate and timely information needed to make critical decisions. Business covets data about the preferences, needs, buying behavior and brand awareness of existing and potential clients. Well-managed companies also need to continuously track product performance and competitive position, monitor consumer satisfaction and loyalty, measure advertising effectiveness and determine price sensitivity.

      Historically, market research has been performed using traditional data collection methodologies: telephone, mail and in-person interviews. However, these methods are becoming increasingly less effective (and less affordable) due to high data collection costs, consumer resistance to telephone inquiries, small sample sizes and the extensive time required to perform the research. Consequently, large traditional research projects can only be funded by organizations with significant resources. The Internet has dramatically changed the market research and polling industry, making it possible to survey a broad, diverse population at costs and speeds that were previously unattainable. This capacity has actually increased the amount of research being completed as much of our revenue is derived from “new” research that had never been done before.

The Internet and its Impact on the Market Research and Polling Industry

      The Internet enables hundreds of millions of people worldwide to gather and share information as well as conduct business electronically. The use of the Internet as a market research and polling tool is still in its relatively early stages, having only been practiced during the last ten years.

      Harris Interactive became one of the pioneers of Internet-based research when we began testing the Internet to conduct market research and polling in 1997. At that time, there were approximately 40 million people, or only about 16% of the U.S. population, who had Internet access. They were not representative of the general population. Harris Interactive had to perfect data weighting systems to correct for this bias. Today, a much higher percentage of the population has Internet access and the demographic composition of Internet users has become closer to the overall population. The Company has developed highly accurate weighting procedures, making the Internet a viable means to conduct market research — with significant advantages, including:

•	Flexibility — Internet-based market research is conducted on the respondent’s schedule — not the telephone researcher’s schedule. Online questionnaires may be completed at home, work or anyplace with Internet access. Surveys can be created in multiple languages and administered around the world seven days a week, twenty-four hours a day.

•	Versatility — Motion and still pictures, graphics, advertising copy and other visual materials can be viewed over the Internet, a feature not available with telephone sampling. The images can be combined with sound as well as protected from being stolen, printed, forwarded, copied or saved. Internet-based methodology allows questions and their sequence in surveys to be modified as panelists respond. Mail surveys, in contrast, are limited to the order and content of the printed text of the survey. Online qualitative research techniques such as chat room or bulletin board focus groups provide substantial savings in time and travel costs.

•	Speed — In our experience, an average mail survey takes approximately six weeks from design to completion. In contrast, Internet surveys can generally be completed in two to seven days. As voicemail, caller ID, call screening answering machines, do-not-call protection, and a general aversion to telemarketing proliferate, call acceptance rates drop and telephone researchers must call more people to get the same number of completed surveys. Therefore, the speed (and cost) advantage of the Internet model actually becomes greater as the sample size increases.

•	Value — Internet-based methodology offers significant cost benefits when compared to traditional market research methodologies. Traditional survey sample size is limited due to the high data collection costs per response. Internet-based market research methods can provide larger and more robust sample sizes for the same cost, or the same sample size can be gathered at a reduced cost.

•	Productivity — Because online panelists can read questions faster than they can listen, more questions can be asked in the same amount of time. Respondents in qualitative sessions conducted online create their own transcripts, which can be immediately reviewed and analyzed by the market researcher– versus having to create transcriptions from audiotapes.

The Harris Interactive Advantage

      We believe that Harris Interactive is the global leader in online market research. We offer our clients a broad suite of Internet-based market research and polling products. We have several competitive advantages that we believe will enable us to maintain and expand our lead position in Internet-based research. Our key competitive advantages include:

•	Highly Satisfied and Loyal Clients. Our intensive measurement of customer satisfaction and the associated process improvements have allowed us to greatly improve the quality of services that we deliver. All of our researchers and managers are evaluated on the customer satisfaction scores that they earn from their clients, and their bonus compensation is tied to customer satisfaction levels, currently 9 on a 10 point scale.

      This high level of customer satisfaction provides us with a true competitive advantage in the marketplace by:

•	Monitoring and then responding to changing customer needs,

•	Increasing the loyalty of our customers, which generates a larger lifetime value earned from each client,

•	Improving our margins by softening price sensitivity, and

•	Decreasing our cost of sales due to the higher propensity for repeat business.

•	A Proprietary Propensity Score Weighting System. This system ensures very accurate survey results using online data collection by correcting for data anomalies that occur due to sample bias — such as the difference in behavior between online respondents and offline respondents. We believe that no other online market research firm has an equal system to correctly weight data and project results to a larger population. As a result of two years of research, Harris Interactive originated the process of propensity scoring to balance the behavioral aspects of volunteer market research respondents to that of general populations. We began conducting parallel studies using Internet and traditional research methodologies when Internet research was not generally accepted as a valid methodology in the market research industry, and have completed over 200 studies. We have revised and continue to revise our methodologies based upon the results of such studies and our extensive experience in pioneering the technology. The accuracy of this system was proven when Harris Interactive produced forecasts of the 2000 U.S. presidential election and state-by-state forecasts (72 races in total) that were approximately 2 times as accurate as those generated through telephone polls.

      The World’s Largest Internet Panel for conducting online market research. Currently, our panel consists of over six million individuals from around the world who have been double opted-in (i.e. where the individual affirmatively reconfirms his/her intent to join the panel subsequent to his/her initial registration) and voluntarily agreed to participate in our various online research studies. We are currently adding thousands of additional names to our global panel on a daily basis. This large and diverse Internet panel enables us to:

•	conduct a broad range of customer-specific or multi-client research studies across a wide set of industries,

•	conduct very large surveys of the general population as well as studies of low-incidence, hard-to-find subsets,

•	market new research products and services through co-branded alliances that we historically could not develop alone, and

•	sell our online data collection services to other research firms through the Harris Interactive Service Bureau, enabling us to penetrate new markets and gain additional market share where we do not have relationships or specific expertise.

•	Specialty Panels. During the past four years, we have performed additional screening of the respondents in our main panel in order to form specialty panels or groups of people with similar, hard to find characteristics. We have developed numerous specialty panels, including Affluent, Chronic Illness, Gay, Lesbian and Bisexual, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision Makers. Our clients highly value our ability to rapidly perform online surveying of low incidence populations, and have even asked us to develop proprietary specialty panels exclusively for their use. Specialty panel research has become a key driver of high profit revenue growth for the Company.

      Proprietary Technology Infrastructure. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. The key elements of our technology infrastructure include:

•	A high speed customized email system, which enables us to rapidly format, target and send over one million customized email invitations per hour;

•	A sophisticated survey engine, which can process 240,000 five-minute incoming surveys per hour with a peak capacity of 20,000 surveys processed simultaneously;

•	Software systems with the ability to collect data in any language supported by Microsoft, including double-byte character sets (such as the Asian languages) and right to left reading languages;

•	An advanced survey dispatcher system, which acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers — and to ensure that no respondent will get a “sorry — the system is busy” notice. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns;

•	A patented customizable multi-language registration and polling system, which allows new and existing panel members to add, delete or update their registration information online, and which recognizes each panelist’s language preference and delivers the survey in that language; and

•	Flexible, automated real time reporting tools that allow online access to weighted survey data at any time and speed the process of data delivery to clients;

•	Our Integrated Telephone and Internet data collection system (ICW), which permits smooth, labor-free transition between telephone and Internet modes of interviewing, with real time quota control and integration with the automated real time reporting tools; and

•	A Fully Scalable Infrastructure that was designed with no theoretical upper limit and can easily and cheaply grow with the expansion of our business. Currently, we believe that we can double our existing capacity at a cost of less than $300,000.

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

Our Products and Services

      Our services are focused upon serving numerous vertical markets, which include, but are not limited to, pharmaceutical and health care, ecommerce, consumer packaged goods, automotive, financial services, technology, education, media and advertising, customer loyalty and public policy. By aligning all of our support functions (e.g. sales, marketing, research staff, etc.) to specific vertical markets or research methodologies, we can effectively and efficiently deliver our services, while providing a high level of industry expertise and consultative support.

      The following table summarizes our primary products and services, custom and service bureau research, as well as our multi-client research activities.

Product Type	Description	Data Collection Methods

Custom Research	Market research and polling conducted on an issue specifically identified by a client.	Traditional and Internet-based

Service Bureau Research	Data Collection conducted for other market research firms.	Internet-based

Multi-Client Research	Studies developed for, and sold to, a large number of clients who have a similar interest in a particular subject area — like Equitrend® brand equity research, our corporate reputation product and our annual Business School Reputation Rankings.	Internet-based

      All multi-client and service bureau research is conducted via the Internet. We deliver custom research by employing both traditional and Internet-based methodologies. We continue to work aggressively in transitioning our custom research and polling products and services to Internet-based research. During fiscal 2004, 59% of our total revenue was derived from Internet-based products, up from 46% in fiscal 2003. We continue to dedicate a significant amount of our financial and management resources to developing and marketing new products and services that use our Internet-based methodologies.

Custom Research

      For almost 50 years, we have provided custom research to a broad range of clients, ranging from business-to-business and business-to-consumer companies, to non-profit organizations and governmental agencies. This experience has served as our foundation to build the techniques used to conduct accurate Internet-based custom research. Our long history has also provided us with particular strong expertise in the following markets:

•	healthcare,

•	pharmaceuticals and medical devices,

•	office equipment and technology,

•	education and public policy,

•	transportation,

•	marketing communications and advertising, and

•	public relations,

•	customer loyalty.

      We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	survey design — Initial meetings are conducted with the client to clearly define the objectives and reasons for the study which ensures that the data collected by the research will meet the customer’s needs. Based on the requirements, we then determine the proper research procedure such as a mail, telephone or Internet survey, focus group meetings or personal interviews, identify the population to be surveyed, and design the survey questionnaire or focus group protocol.

•	data collection — Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, or by holding focus group meetings or any combination of the above. Quality procedures assure that surveys are returned and the correct number of interviews are completed.

•	weighting, analysis and reporting — We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

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

Service Bureau Research

      The Harris Interactive Service Bureau (HISB) conducts Internet-based data collection for other market research firms that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such capabilities themselves. In addition to being a strong revenue source, HISB also enables us to penetrate markets or industries where we do not have current relationships or specific expertise. We also believe that HISB reduces the likelihood that those clients will invest significant financial and management resources to develop competitive Internet-based market research capabilities, and therefore serves as a barrier to entry to our competition.

      HISB clients can utilize our data collection capabilities on a long-term, continuous basis or on a project-by-project basis. During fiscal 2004, 113 market research firms used HISB, up from 100 in fiscal 2003 and 90 during fiscal 2002.

Multi-Client Research

      Multi-client research relates to those projects for which the Company performs periodic surveys to collect data that can be provided in a standard report format to multiple clients. Multi-client research is sold to a large number of customers that have an interest in a particular market segment or research application. Under such arrangements the client agrees to a set payment upon delivery of the standard report. Our multi-client products are developed on an independent or co-branded basis and are marketed by us. We collaborate with other parties that have unique experience in a particular subject or market to produce co-branded multi-client products. Co-branding arrangements relate to projects that are jointly marketed. Under such arrangements the Company recognizes its portion of the expenses and revenues related to the project on a net basis, regardless of which party does the ultimate billing to the client and regardless of any billings between the Company and the co-branded company. Co-branded products typically enable our clients to conduct research that they could not conduct without our Internet panel and technology infrastructure. By combining their expertise with our vast database and research capabilities, we are able to develop and market products that benefit both parties. Only a minimal portion of our revenue (under 5%) comes from multi-client research.

Research and Development

      The Company has not incurred expenditures for the three fiscal years ended June 30, 2004 that would be classified as research and development in accordance with accounting principles generally accepted in the United States of America under Financial Accounting Standards Board No. 2.

Our Clients

      In fiscal 2004, approximately 35% of the Company’s revenue was derived from Fortune 500 companies. The Company served approximately 1,200 clients, derived from the following lines of business:

% FY2004
Revenue

Health Care	22%
Customer Loyalty Management	20%
Technology	14%
Harris Interactive Service Bureau (HISB)	8%
Strategic Brands & Consulting	6%
Media & Public Relations	6%
Marketing Communications	5%
Consumer Packaged Goods	4%
Automotive & Transportation	3%
Youth & Education	2%
General Markets/ Other	10%

      In fiscal 2004, no single client accounted for more than 10% of the Company’s consolidated revenue.

Our Sales and Marketing Programs

      During fiscal 2004 the Company invested to implement a broad range of sales and marketing programs, intended to:

•	raise awareness of the Harris Interactive, HI Europe, Novatris and Harris Interactive Japan brands,

•	build awareness and generate leads for specific products,

•	expand our Internet panel, and

•	support our global network.

      Marketing activities are integrated and may contain elements of public relations, offline and online advertising and promotion, trade shows, industry event participation and speaking engagements, market research knowledge sharing conferences and direct marketing.

•	Public Relations. Public relations have been the main driver behind the increased awareness of the Harris Interactive brand. We engage in comprehensive media relations and public relations on a full time basis, both in the United States and Europe. We regularly create and distribute, via national and international news wires, media releases for both our Company and our clients who desire to jointly release data from studies that we have conducted. During fiscal 2004, the Company created and distributed over 250 media releases, including the worldwide weekly distribution of The Harris Poll and The Harris Interactive Health Care News. Our public relations team also collaborated with our clients on over 360 joint releases of information, and responded to approximately 250 media inquiries from reporters, editors, authors and educational institutions who wanted to publish our data. The Harris Interactive name regularly appears in many media outlets including CNN; Business Week, and Time magazines; USA Today, The New York Times, The Los Angeles Times, The Chicago Tribune and The Boston Globe as well as The Economist, The Asahi Shimbun and Nikkei newspapers; UPI, AP and Reuters news wires; and the Associated Press and BBC radio networks. The Harris Poll and our Harris Interactive Health Care News are published weekly on WSJ.com, the online edition of The Wall Street Journal. BRANDWEEK magazine and The Wall Street Journal also publish our brand and reputation research on a regular basis.

•	Trade Shows and Speaking Engagements. To further our position as a global leader in Internet-based research, Harris Interactive has participated and will continue to participate in a large number of industry tradeshows, seminars and expositions. Speakers from the Company have traveled the world to share their knowledge with many prestigious organizations, including the Congress of the United States.

•	Offline Advertising and Promotion. We use print advertising in U.S., European and Japanese business and trade publications to raise awareness of our brand name and to generate leads for individual products and services. The weekly, public release of The Harris Poll is one of our most effective offline promotional activities. The Company also publishes The Harris Interactive Health Care News, containing recent health care research on a weekly schedule. We also regularly publish a number of market specific newsletters to share our knowledge with current and potential customers.

•	Online Advertising and Promotion. The Company has entered into numerous agreements with Internet portals, like The Wall Street Journal Online, which publishes the weekly editions of The Harris Poll and The Wall Street Journal-Harris Interactive Health Care Poll. The Company also purchases key word searches, global banner advertising and co-registration opportunities to generate leads and to recruit new members into The Harris Poll Online. Currently, these efforts are adding thousands of double-opted in panel members per day in the U.S., Canada, the United Kingdom, France, Germany, Italy, Spain and the Scandinavian countries. Other online promotions are undertaken from time to time to recruit special population segments into our panel such as senior citizens, teens, minorities, practicing physicians and information technology (IT) users.

•	Direct Marketing. Direct marketing strategies are also used to generate leads for our specific products and services. Campaigns that incorporate dimensional mail in combination with outbound telemarketing calls conducted by the inside sales force, have yielded the greatest response. These campaigns are scheduled on a rotating basis throughout the year to support all major lines of business and to maximize the productivity of the inside sales force.

•	Sales Force Automation. During fiscal 2004 we successfully completed the implementation of salesforce.com, a web-based, Customer Relationship Management (CRM) system for internal use. We have more than 200 worldwide employees wired into this integrated system to share customer data, manage leads and contacts as well as track sales proposals, RFP’s and contracts sold. We effectively manage all marketing campaigns, audio conferences, and web casts through this system as well as tracking sales bookings across the organization.

Our Competition

      We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares larger than our own. Consolidation in the industry continues to create larger and larger global firms, some with billions of dollars in annual revenue.

      Although barriers to entry for Internet-based market research are high, we expect that competition will intensify as existing market research firms continue to invest in building their online research capabilities. We will likely also face competition in the future from other traditional market research firms who move into Internet-based technologies or other companies with access to large databases of individuals with whom they can communicate on the Internet. These companies may, either alone or in alliances with other firms, attempt to penetrate this market.

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

      We believe, however, that we can and will remain highly competitive due to the knowledge of our people and our ability to excel in:

•	proprietary sample design techniques,

•	questionnaire development,

•	in-depth data collection, and

•	the ability to accurately deliver data that represents the desired demographics.

      We also believe that we have additional competitive advantages such as:

•	our expanding global footprint

•	our scalable proprietary Internet technology platform,

•	our brand recognition and strong reputation,

•	our quality, and the depth and breadth of our products and services, and

•	our high levels of customer satisfaction,

•	our knowledge base and methodologies for the unbiased transition from traditional data collection modes to Internet interviewing.

      Having what we believe to be the largest Internet panel in the world, coupled with our related technology and expertise, gives us what we believe are the following additional competitive advantages:

•	proven ability to project Internet-based survey results to the required audience,

•	breadth of geographic scope enabling us to do projects with multiple country components,

•	diversity and demographic depth enabling us to do both broad based and low incidence studies,

•	ability to limit the frequency of requests to panelists, helping us avoid attrition from over-use.

      We believe that our ability to control and fully integrate the survey design, data collection, analysis, and reporting functions gives us an advantage over competitors who do not offer the broad range of services by enabling us to deliver a final product most closely tied to our clients’ needs. Our expertise in data collection using a variety of methods allows us to choose the most effective method for each particular project. We believe that our business model provides a balance between the ability to take advantage of the current higher margin-lower cost opportunities offered by Internet-based research and the ability, by offering both data collection and analysis to clients, to cushion the possible future impact of competitive pricing on margins achievable through Internet data collection services as competition in that area increases.

Our Intellectual Property and Other Proprietary Rights

      Our success in becoming the leader in Internet-based market research has been largely driven not only by our investment in our database but also by our proprietary software technology, research methodology, sample, balancing, data weighting and analysis techniques, and the internal processes that we developed to conduct online research. This intellectual property is essential to our continued success, and to protect it, we rely on a combination of patent, copyright, trademark and trade secret laws, plus confidentiality and license agreements. In October 2001, we received a patent for a system to conduct surveys over a network, including the Internet, to multiple respondents in multiple countries in different languages. This system only allows the respondent to participate once. It can also dynamically generate surveys from a database as well as immediately show and compare the results of the surveys. The patent will expire February 2, 2019. We also have two additional patents pending:

•	For ConceptLoc® — a proprietary suite of online security products that protect non-animated graphics interchange format and Joint Photographic Expert Group images, prevent printing of protected images, disable screen print capability, disable save, save as, drag and drop, and copy capabilities and defeat third-party capture applications; and

•	Harris Interactive Configurator — a system to conduct “build your own” product configuration research over a network.

•	Shelf Impactsm — a system for evaluating the impact of package design and shelf placement for store shelf products using extremely short duration image exposure.

      Our success and ability to compete substantially depend on our internally developed technologies and our trademarks. We have trademark registrations for a number of our trademarks, including Harris Interactive, HI Europe, and The Harris Poll. If we were prevented from using The Harris Poll name, our brand recognition and business would likely suffer. We would have to make substantial financial investments to rebuild our brand identity.

      Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available.

      Under the terms of our 1996 acquisition of Louis Harris and Associates, we purchased the HARRIS name including The Harris Poll, for global use except for use in Europe and the European portion of the former Soviet Union (the “Territory”). The prior owner of Louis Harris and Associates sold the HARRIS name for use in the Territory, and those rights are now owned by Taylor Nelson Sofres plc. (“TNS”). In February 2000, we entered into a trademark license agreement with TNS, which provides us with a non-transferable license to use the names HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE, and HARRIS POLL INTERACTIVE within the Territory. Our use of these trademarks is permitted only in connection with market research services involving use of the Internet and with reference to the license. We may not otherwise use the HARRIS name in the Territory. The agreement prohibits TNS from using HARRIS ONLINE, HARRIS POLL ONLINE, HARRIS INTERACTIVE and HARRIS POLL INTERACTIVE, or confusingly similar marks within the Territory, and provides that TNS will not contest our use of “HPOL” within the Territory. TNS retains the right to use the HARRIS name within the Territory unless such use indicates a connection with the Internet and is confusingly similar to the marks licensed to us. TNS also retains the right to terminate the license in the event of (i) our insolvency or our breach of the agreement, (ii) the termination of separate agreements between us and TNS relating to our providing TNS with access to our panelist database, and/or (iii) a change of control or sale of substantially all of the business or assets of Harris Interactive in favor of a competitor of TNS; provided however, in the latter two cases we may purchase perpetual rights to the names.

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

Financial Information About Geographic Areas

      The Company is comprised primarily of operations in the United States, Europe and Asia. Non-U.S. market research is comprised primarily of operations in the United Kingdom, Japan and France. We operate these non-U.S. businesses on a consistent basis with our U.S. operations. We perform Internet-based market research in the United Kingdom and France using our European database and as a result also produce limited amounts of

Service Bureau research in Europe. Internet based research in Japan is currently limited as a result of the limited database panel throughout the Asia-Pacific region.

      The Company currently has one reportable segment. All intercompany sales and transactions have been eliminated upon consolidation.

      The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. The Company has allocated common expenses among these geographic regions differently that it would for stand-alone information prepared in accordance with accounting principles generally accepted in the United States of America. Geographic net income may not be consistent with measures used by other companies.

      Geographic information for the years ended June 30, 2004, 2003 and 2002 are as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total

Year ended June 30, 2004:
Revenue	$111,999	$26,483	$7,550	$146,032
Net Income (Loss)	30,040	(237)	115	29,918
Long-lived assets	87,315	9,483	3,434	100,232

Year ended June 30, 2003:
Revenue	$101,050	$23,044	$6,457	$130,551
Net Income	10,131	703	273	11,107
Long-lived assets	61,498	9,087	3,255	73,840

Year ended June 30, 2002:
Revenue	$78,488	$16,418	$5,142	$100,048
Net Income (Loss)	(12,466)	(2,388)	61	(14,793)
Long-lived assets	64,277	9,056	3,188	76,521

      During fiscal 2004, 2003 and 2002, approximately 77%, 77% and 78%, respectively, of our total consolidated revenue was derived from our U.S. operations and approximately 23%, 23% and 22%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.

Backlog

      As of June 30, 2004, we had a revenue backlog of approximately $48 million, as compared to a backlog of approximately $40 million at June 30, 2003. It is estimated that substantially all of the backlog as of June 30, 2004 will be recognized during the fiscal year ending June 30, 2005.

Employees

      As of June 30, 2004, we employed a total of 771 persons on a full-time basis worldwide, 586 of which were employed in the United States. In addition, we employed 757 part-time and hourly individuals on a worldwide basis, for data gathering and processing activities, 39 of which were employed in the United States.

      None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

      The following table sets forth the name, age and position of each of the persons who were serving as executive officers of the Company as of September 1, 2004. These individuals have been elected by and are serving at the pleasure of our board of directors:

Name	Age	Position

Gordon S. Black	63	Executive Chairman
Robert E. Knapp	45	Vice Chairman of the Board, Chief Executive Officer
Gregory T. Novak	42	President, Chief Operating Officer
Leonard R. Bayer	54	Executive Vice President, Chief Technology Officer
Bruce A. Newman	50	Chief Financial Officer, Secretary and Treasurer
Dennis K. Bhame	56	Executive Vice President, Human Resources
Peter J. Milla	45	Executive Vice President, Chief Information Officer
Arthur E. Coles	61	Group President, Healthcare & Policy Research
Theresa A. Flanagan	43	President, Customer Loyalty Management
Ronald B. Knight	65	Group President, Harris Interactive Service Bureau and Chief of Staff
George Terhanian	40	President, Harris Interactive Europe
Minoru Aoo	60	Managing Director, Harris Interactive Japan
James Fredrickson	43	Senior Vice President, Research Operations
Michael E. Peters	48	Senior Vice President, Sales
David Vaden	33	Senior Vice President, Business Development & Internet Services

      The following is a brief account of the business experience of each of the above executive officers:

      Gordon S. Black, PhD. has served as Executive Chairman of the Board since January 2004. Mr. Black served as Chairman and Chief Executive Officer of Harris Interactive since he founded Gordon S. Black Corporation in July 1975. From July 1968 to June 1978, Dr. Black was a member of the faculty of the University of Rochester, where he was an Associate Professor with tenure. Dr. Black received a Ph.D. in Political Science from Stanford University and a B.A. in Political Science from Washington University.

      Robert E. Knapp began his tenure as Vice-Chairman and CEO of Harris Interactive on January 26, 2004. Previously, Knapp was EVP and Chief Strategy Officer at Gartner, Inc., a $900 million, worldwide research and advisory firm based in Stamford, CT. Knapp joined Gartner in July 2000 as Chief Marketing Officer. In 2001, he took on general management responsibility for Gartner’s worldwide business units including Research, Consulting, and Events. Prior to joining Gartner, he held various executive positions at branding and advertising firms including Siegel & Gale, BBDO and Lintas. Mr. Knapp received a B.S. in Business Administration from the University of Miami.

      Gregory T. Novak has served as President and Chief Operating Officer since April 2004. From July 2003 to March 2004 he served as President, U.S. Operations and prior to that he was Group President, Strategic Marketing Solutions and Business and Consulting since July 2001. He served as Group President, Strategic Marketing Solutions, from July 2000 to July 2001. From June 1999 through June 2000, Mr. Novak was the President of our Internet Division. From August 1996 to June 1999, Mr. Novak was Vice President/ General Manager of Lightnin America’s, a unit of GSX. Mr. Novak received an M.S. in Management from Purdue University’s Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh.

Mr. Novak is also a graduate of General Electric’s Nuclear Power Engineering Program and FMC’s Corporate Analyst’s Training and Development Program.

      Leonard R. Bayer has served as Executive Vice President, Chief Scientist and Chief Technology Officer, and as a director of Harris Interactive, since July 1978. From August 1976 to July 1978, Mr. Bayer worked for Practice Development Corporation where he served as Vice President of Research and Development. From September 1975 to August 1976, Mr. Bayer was a member of the faculty of the University of Rochester School of Medicine where he taught mathematical statistics. Mr. Bayer received an M.A. in Statistics, a B.S. in Astrophysics and a B.A. in Mathematics from the University of Rochester.

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

      Peter J. Milla has served as our Executive Vice President, Chief Information Officer since September 1999. From 1985 until 1999, Mr. Milla was the Senior Vice President and Chief Information Officer at Response Analysis Corporation and following its acquisition, at Roper Starch Worldwide, where he was responsible for all information technology and data processing activities. From 1983 until 1985, Mr. Milla was on the staff of the National Opinion Research Center (NORC) at the University of Chicago and was responsible for managing the data processing activities on research projects for academic institutions and government agencies. Mr. Milla is currently a member of the Board of Directors of the Council of American Survey Research Organizations (CASRO). He also serves as chair of CASRO’s Technology Committee. Mr. Milla holds a B.A. in Sociology and M.A. in Applied Social Research from Queens College of the City University of New York.

      Arthur E. Coles has served as our Group President, Healthcare & Policy Research, since July 2000. From June 1999 to June 2000, Mr. Coles was our Executive Vice President of Marketing and Business Development. Mr. Coles was President and Chief Executive Officer of our largest subsidiary from June 1997 to June 1999. Prior to joining the Company, Mr. Coles worked for Eastman Kodak Company, where he served as Vice President of Strategic Planning for the Digital Imaging Division. Prior to this, he spent over 30 years at Xerox Corporation in a variety of general management, marketing, and operational roles. Mr. Coles received an M.B.A. from the Rochester Institute of Technology and a B.S. in Mathematics from the State University of New York at Albany.

      Theresa A. Flanagan has served as President of the Customer Loyalty Management division of Harris Interactive since November 2001. Ms. Flanagan became President of the Customer Loyalty Management division of Total Research Corporation in July 1996. She joined Total Research Corporation in 1983 and served as Senior Vice President from June 1993 to July 1996.

      Ronald B. Knight has served as Group President, Harris Interactive Service Bureau and Chief of Staff since July 2001. He served as Group President, Business and Consumer Services; Consulting & Brand Management from July 2000 until July 2001. Prior to joining the Company, Mr. Knight was the Chief Operating Officer for The Sutherland Group from September 1998 through July 2000. He is the former Vice President and Chief of Staff of Business Operations for Xerox Corporation’s Production Systems Group (PSG) where he worked for 30 years. He served as a Lieutenant in the U.S. Navy and worked as a financial analyst for General Motors prior to joining Xerox Corporation. Mr. Knight holds a B.S. in Business Administration from the University of Rochester, and an M.B.A. from the University of Rhode Island.

      George Terhanian, PhD has served as President, Harris Interactive Europe, since July 2003 and continues to serve as President of Global Internet Research. Dr. Terhanian has directed the Company’s online research activities since they began in 1997. Prior to joining the Company in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States and was an analyst for the Inspector General’s Office of the United States Department of Education. He has also served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics. Dr. Terhanian received his B.A. in Political Science from Haverford College, his Ed.M. in Administration, Planning and Social Policy from Harvard University, and his Ph.D. in Education (Policy Research, Evaluation and Measurement) from the University of Pennsylvania.

      Minoru Aoo has served as Managing Director of Harris Interactive Japan since February 2000. He has also served as Managing Director of Adams Communications and M&A Create Limited since August 1995. From March 1987 to July 1995, Mr. Aoo worked for Dow Jones and Co. as a Managing Director/ North Asia in the International Marketing Services Department. Mr. Aoo joined Nihon Keizai Shimbun after receiving a Bachelor of Commercial Science from Keio University in Tokyo.

      James Fredrickson has served as Senior Vice President, Research Operations, since May 2002. In this role, Mr. Fredrickson is responsible for all of the firm’s operational activities associated with providing market research services in support of client studies. Mr. Fredrickson was Vice President, Harris Interactive Service Bureau from its inception in March 1999 to April 2002. From 1987 to 1999, Mr. Fredrickson served in a variety of operational roles. Mr. Fredrickson received a B.S. in Mathematics from the State University of New York at Brockport.

      Michael E. Peters has served as Senior Vice President, Global Sales since August 2004. Mr. Peters is responsible for the direction of the Company’s global sales growth. Mr. Peters joined the Company with over twenty years of consultative sales and marketing experience in technology and professional consulting organizations and was a former partner at PricewaterhouseCoopers Consulting. Mr. Peters received a B.S. in Management and Marketing from Clarkson University.

      David Vaden has served as Senior Vice President, Business Development and Internet Services since January 2002. Mr. Vaden is responsible for direction of the Company’s acquisition and alliance program, strategic planning, and global management of the Company’s Internet research panel and specialty subpanels. He served as Vice President, Finance from January 2000 to December 2001. Prior to joining the Company, Mr. Vaden served as a Manager in the Audit and Business Advisory Services division at PricewaterhouseCoopers LLP (PwC). While at PwC, Mr. Vaden was selected as one of fifty employees among thirty seven thousand personnel in the United States to participate in the PwC Scholars Program. Mr. Vaden received an M.B.A. with distinction from Columbia University Business School, a B.S. in Accounting with honors from St. John Fisher College and is a Certified Public Accountant.

Item 2.	Properties

      The Company’s headquarters and principal United States operating facility is located at 135 Corporate Woods, Rochester, New York, 14623, under a lease that expires in June 2010. In addition, we lease data collection centers, in which we operate telephone interviewing centers in London, England, and Tokyo, Japan, and we lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Princeton, New Jersey, Norwalk, Connecticut, Minneapolis, Minnesota, Claremont, California, London, England, Paris, France and Tokyo, Japan.

      We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

      Information concerning each of our material properties is as follows (in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2004

60 Corporate Woods	Rochester, New York	June 2010	$5,459
135 Corporate Woods	Rochester, New York	June 2010	3,722
5 Independence Way	Princeton, New Jersey	July 2011	5,431
111 Fifth Avenue	NYC, New York	December 2004	646
161 Sixth Avenue	NYC, New York	April 2012	5,013
70 Carlson Road	Rochester, New York	June 2008	877
101 Merritt 7	Norwalk, Connecticut	June 2009	1,243
40-52 Watermans Park	Brentford, United Kingdom	June 2005	650

Item 3.	Legal Proceedings

      In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

      Our common stock is traded on the Nasdaq National Market system under the symbol “HPOL”. The following quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock.

	Price Range of
	Common Stock

	High	Low

Year ending June 30, 2004:
Fourth Quarter	8.9400	6.3200
Third Quarter	9.5000	7.5400
Second Quarter	9.1000	6.0200
First Quarter	8.1000	6.1900

Year ending June 30, 2003:
Fourth Quarter	6.9500	4.0000
Third Quarter	5.6000	2.9200
Second Quarter	3.5800	2.0000
First Quarter	3.5000	2.0800

Holders

      At August 25, 2004, the Company’s common stock was held by approximately 5,400 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

      We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Changes in Securities and Use of Proceeds

      On June 30, 2004, the Company issued an aggregate of 27,266 shares of its common stock as the Company’s matching contribution under its 401(k) Plan for an aggregate consideration of $183,222, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

      On December 6, 1999, the Company completed an initial public offering of 6,670,000 shares of its common stock. Proceeds to the Company from the offering totaled approximately $85.5 million. During the period from December 6, 1999 through March 31, 2004, the Company used portions of the proceeds from its public offering as follows: (i) approximately $57.2 million of net cash used for working capital and general corporate purposes, including capital expenditures (ii) approximately $11.4 million of net cash used for the expansion of our Internet panel (iii) approximately $12.9 million of net cash used for acquisitions and (iv) $4.0 million of net cash used in connection with the repayment of short-term and long-term borrowings. As of March 31, 2004, the Company had applied all of the proceeds from its initial public offering.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data of Harris Interactive should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K.

	For the Years Ended June 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share and sales growth)
Statement of Operations Data:
Revenue from services	$146,032	$130,551	$100,048	$60,061	$51,289
Cost of services	70,301	66,852	53,470	30,764	28,600

Gross profit	75,731	63,699	46,578	29,297	22,689
Operating expenses:
Sales and marketing expenses	12,041	9,542	9,720	8,475	8,665
General and administrative expenses	50,231	47,507	46,708	48,537	37,856
Restructuring (credits) charges and asset write-downs	—	(997)	6,222	—	—

Total Operating Expenses	62,272	56,052	62,650	57,012	46,521

Operating income (loss)	13,459	7,647	(16,072)	(27,715)	(23,832)
Interest and other income	604	563	1,412	3,721	3,100
Interest expense	(109)	(57)	(95)	(26)	(160)

Income (loss) before income taxes	13,954	8,153	(14,755)	(24,020)	(20,892)

Income tax (benefit) expense	(15,964)	(2,954)	38	—	50

Net income (loss)	29,918	11,107	(14,793)	(24,020)	(20,942)
Accrued dividends on preferred stock	—	—	—	—	(738)

Net income (loss) available to holders of common stock	$29,918	$11,107	$(14,793)	$(24,020)	$(21,680)

Basic net income (loss) per share	$0.53	$0.21	$(0.32)	$(0.70)	$(0.93)

Diluted net income (loss) per share	$0.52	$0.20	$(0.32)	$(0.70)	$(0.93)

Weighted average shares outstanding — basic	56,099	52,984	46,136	34,239	23,318
Weighted average shares outstanding — diluted	57,445	54,639	46,136	34,239	23,318
Selected Operating Data:
Sales Growth	12%	30%	67%	17%	77%
Capital Expenditures	1,637	2,178	2,841	7,606	12,092
Balance Sheet Data (at the end of the period):
Cash and cash equivalents	20,906	20,391	10,787	10,585	23,932
Marketable securities	35,658	18,693	17,070	31,906	48,960
Working capital	66,928	41,321	27,799	45,394	78,698
Total Assets	197,124	145,242	135,463	85,221	104,452
Long-term debt, excluding current installment	—	—	314	—	—
Total stockholders’ equity	165,489	118,489	103,300	71,174	94,350

      The selected consolidated financial data reported above includes the financial results of the following entities which we acquired as of the dates indicated: Novatris S.A. (March 2004), Total Research Corporation (November 2001), Market Research Solutions Limited (August 2001), M&A Create Limited (August 2001) and the custom research division of Yankelovich Partners, Inc. (February 2001).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Harris Interactive provides market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. Since 1956, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling services and a majority of our revenues are now Internet-based.

      We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. We sell our multi-client research services on a periodic basis, typically annually. Harris Interactive Service Bureau also performs research for other market research firms on a project-by-project basis in response to requests from those firms.

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

Revenue Recognition

      Revenue under fixed fee arrangements is principally recognized on a proportional performance basis using the cost-to-cost methodology, which the Company believes is effectively equivalent to output measures. This revenue includes amounts billed to our clients to cover subcontractor costs and other direct “out-of-pocket” expenses. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of operations of the Company.

Provision for Uncollectible Accounts

      The Company maintains provisions for uncollectible accounts and estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, or if client disputes arise that delay or jeopardize payments, additional allowances may be required.

Valuation of Intangible Assets and Other Long-lived Assets

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

Valuation of Goodwill

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

Realizability of Deferred Tax Assets

      The Company has evaluated the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. As a result of the Company’s operating performance in fiscal 2003 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reversed in the fourth quarter of 2003 with the resultant benefit to income and goodwill. As a result of the continued profitable operating performance in fiscal 2004 and continued outlook for profitability, the remaining U.S. valuation allowance was reversed in the fourth quarter of 2004 with the resultant benefit to income, goodwill and equity. Further financial information about income taxes is included in Note 11, “Income Taxes,” to our Audited Consolidated Financial Statements for the fiscal year ended June 30, 2004 contained in this Form 10-K. The Company continues to maintain a valuation allowance of approximately $1.9 million related to Harris Interactive Europe and Harris Interactive Japan for net operating loss carryforwards of $4.7 million and $1.3 million, respectively.

HIPoints™ Loyalty Program

      Since July 2001, the Company has had a loyalty program (HIPoints™), whereby points are awarded to market survey respondents who register for the Company’s online panel, complete online surveys and refer others to join our online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio at any time prior to expiration, which is after one year of account inactivity. The Company maintains a reserve for its obligations with respect to future redemption of outstanding points, calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on research from other loyalty and retention programs and the Company’s actual redemption rates to date. An actual redemption rate that differs from this estimated redemption rate may have a material impact on the results of operations of the Company.

Business Combinations

      On March 2, 2004 the Company acquired all of the issued and outstanding shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, for a combination of cash and shares of Harris Interactive common stock. The Company and Novatris are engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing European panel. This acquisition was also expected to create opportunities for revenue growth, cost savings and other synergies. This acquisition was accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141 (“FAS 141”), Business Combinations, (SFAS 141) and is included in the Company’s financial statements commencing on March 2, 2004.

      On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation (“Total Research”), a Delaware corporation, headquartered in Princeton, New Jersey, in exchange for shares of Harris Interactive common stock. Total Research was also engaged in complementary businesses in the market research and polling industry. The acquisition has created revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another’s customers, offer customers more comprehensive and diverse services, and use a combined worldwide network. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company’s financial statements commencing on November 1, 2001.

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

      Further financial information about Business Combinations is included in Note 3, “Business Combinations,” to our Audited Consolidated Financial Statements contained in this Form 10-K.

Restructuring and Asset Impairment Charge

      During the second quarter of fiscal 2002, the Company recorded a restructuring and asset write-down charge of $6.2 million directly related to the operational integration of Harris Interactive and Total Research. Management developed a formal plan that included a 5% reduction in Harris Interactive staff of the full-time workforce in Rochester, NY; New York, NY; Norwalk, CT and a few other outlying locations. The affected employees were mainly support staff with overlapping functions in the combined Company. Other integration actions included the closing of our telephone center located in Youngstown, OH and offices in New York, NY and Chicago, IL, which resulted in asset write-downs and a reserve for lease commitments at these locations. The plan was formally communicated to the affected employees during the second fiscal quarter of 2002. The Company realized approximately $1.1 million in non-cash savings and $1.9 million in cash savings in fiscal 2002. In fiscal 2003 the Company realized non-cash savings of approximately $2.1 million and cash savings of approximately $5.6 million. Cost savings from the plan in fiscal 2004 were consistent with those in fiscal 2003. As of June 30, 2004 all actions for the plan were completed. Further financial information about the plan is included in Note 4, “Restructuring Charges (Credits) and Asset Write-downs,” to our Audited Consolidated Financial Statements contained in this Form 10-K.

Results of Operations

      The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenue:

	Years Ended June 30,

	2004	2003	2002

Revenue from services	100%	100%	100%
Cost of services	48	51	53

Gross profit	52	49	47

Operating expenses:
Sales and marketing	8	7	10
General and administrative	34	37	47
Restructuring (credits) charges and asset write-downs	—	(1)	6

Operating income (loss)	10	6	(16)
Interest and other income, net	—	1	1

Net income (loss) before taxes	10	7	(15)

Income tax (benefit) expense	(11)	(2)	—

Net income (loss)	21	9	(15)

Fiscal 2004 as Compared to Fiscal 2003

      Revenue from services. Total fiscal 2004 revenue increased 12% to $146.0 million from $130.6 million in fiscal 2003. U.S. revenue increased $11.0 million to $112.0 million for fiscal 2004, an increase of 11% over fiscal 2003. This increase in U.S. revenue was attributable to growth in several markets, most predominantly Strategic Marketing and Business & Consumer, Health Care and the Harris Interactive Service Bureau (“HISB”). Revenue in the United Kingdom also increased $1.9 million to $24.9 million from $23.0 million, an increase of 8% over fiscal 2003. This increased revenue for the United Kingdom was a direct result of exchange rate differences that accounted for a $2.2 million increase in revenue due to the depreciation of the U.S. dollar. On a constant currency basis, United Kingdom revenue decreased $0.3 million. Revenue in Japan increased 17%, to $7.6 million for fiscal 2004, from $6.5 million for fiscal 2003. Of the increased Japan revenue, $0.6 million was as a result of exchange rate differences and the depreciation of the U.S. dollar. The remaining increase in Japan revenue was due to steady growth of Japan operations with the addition of new work coupled with the continued benefit from preexisting customers. Revenue for fiscal 2004 also includes $1.6 million in revenue from Novatris as a result of the March 2, 2004 acquisition. Thus, of the $15.5 million of increased revenue in fiscal 2004 over fiscal 2003, all but $1.6 million represented organic growth.

      Gross profit. Gross profit increased to $75.7 million, or 52% of revenue, during fiscal 2004, from $63.7 million or 49% of revenue for the prior year, primarily due to the growth in Internet-related business relative to overall revenue growth. Revenue from Internet-based services was $86.5 million, or 59% of total revenue, for fiscal 2004, compared with $60.1 million, or 46% of revenue for fiscal 2003. During fiscal 2004 the Company’s European operations began to make significant strides in the movement towards Internet-based services which in turn helped increase gross margins. European Internet-based revenues increased to $4.2 million in fiscal 2004, 16% of total European revenue, from $0.6 million in fiscal 2003 because of our continued efforts to build our European database, including the acquisition of Novatris in March of 2004. As the Company’s Internet based business model continued to mature and expand and the Company saw increased conversion of existing work to the Internet, lower margin traditional revenue decreased 15% to $59.5 million for fiscal 2004, from $70.4 million for fiscal 2003. HISB, which is 100% Internet-based, has also played a significant role in the growth of Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as custom Internet-based research work. For fiscal 2004, HISB projects generated revenue for the Company of $10.0 million, up 26% from $7.9 million for the prior year. In addition to the conversion of work to the Internet, we have also made significant progress in reducing data processing and telephone data collection costs by outsourcing work to lower cost subcontractors, which in turn has improved our gross margins.

      Sales and marketing. Sales and marketing expenses increased to $12.0 million, or 8% of revenue, for fiscal 2004 compared with $9.5 million, or 7% of revenue, from the prior year. As a percentage of revenue, sales and marketing expenses increased one percentage point. The increase is attributable to the increased headcount for our sales force in both the United States and United Kingdom. The increased costs for sales and marketing during fiscal 2004 are in line with both the increased revenue as compared to fiscal 2003 and management’s goals to grow our sales force during fiscal 2004 and into fiscal 2005.

      General and administrative. General and administrative expenses increased to $50.2 million, or 34% of revenue, for fiscal 2004, as compared to $47.5 million or 37% of revenue for the prior year. Increases in absolute dollars are largely due to increases in incentive compensation related expenses including salaries, fringe benefits and bonuses. Such expenses for fiscal 2004 increased approximately $2.3 million compared to the prior year however remain in line with the costs necessary to support our increased volume of business. The Company’s costs for database development also increased approximately $0.6 million for fiscal 2004 compared to the prior year as the Company continues to expand its database panel in the United States and Western Europe. The increased database development costs however were offset by decreased telecommunication costs of approximately $0.5 million because of the closing of call centers in the United States and United Kingdom. Other increases in general and administrative expenses during fiscal 2004 include increased rent expense of $0.7 million, approximately $0.5 million from the addition of Novatris in March 2004, a bad debt write-off in Japan amounting to $0.5 as well as other costs related to changes in our executive officers and the consolidation of operations in the United Kingdom.

      As a percentage of revenue, general and administrative expenses decreased three percentage points as the Company has continued its cost saving efforts and stabilized operating expenses. Included within our cost saving efforts in fiscal 2004 was the decreased usage and eventual closing of our last telephone center in the United States in June of 2004 and the above mentioned consolidation of operations in the United Kingdom. Because the Company continues to maintain its major systems and assets established in prior years, overall capital expenditures continue to decline, and as a result depreciation expense has decreased $0.7 million during fiscal 2004 as compared to the prior year.

      Interest income, net. Net interest and other income totaled $0.5 million for both fiscal 2004 and fiscal 2003. Throughout fiscal 2004 the Company had more cash and marketable securities to invest, generated primarily from operations, however earnings on the increased investment balances were offset by lower interest rates. Net cash and marketable securities at June 30, 2004 was $56.6 million compared to $39.1 million at June 30, 2003.

      Income taxes. The Company recorded an income tax benefit of $16.0 million in fiscal 2004 as compared to a benefit of $3.0 in fiscal 2003. The recorded benefit during fiscal 2004 and 2003 was the result of the reversal of valuation allowances on the Company’s deferred tax assets. At the end of fiscal 2003 it was determined that it was more likely than not that we would utilize additional net operating losses in the near future, and therefore a portion of the valuation allowance was reversed in fiscal 2003. At the end of fiscal 2004, after achieving two fiscal years of net income, it became even more likely that we will utilize all of our U.S. net operating losses, and therefore the remaining U.S. valuation allowance was reversed in fiscal 2004.

Fiscal 2003 as Compared to Fiscal 2002

      Revenue from services. Total fiscal 2003 revenue increased 30%, from $100.0 million in fiscal 2002 to $130.6 million in fiscal 2003. The overall increase in revenue was primarily driven by the $22.6 million increase in U.S. revenue, or 29%, to $101.1 million for fiscal 2003. The increased U.S. revenue was partially attributable to the incremental revenue generated from the acquisition of Total Research as well as overall growth in several U.S. markets, most prominently healthcare and customer loyalty management. Additionally, excluding the Total Research acquisition, the Company recognized a modest increase in U.S. revenue related to our expanding

Internet client base and Internet-based market research services, which contributed $59.3 million in total U.S. Internet-based revenue for fiscal 2003, as compared to $40.6 million for the prior fiscal year.

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

      Approximately $16.4 million of the increased revenue in fiscal 2003 was from true organic growth, excluding the impact of the Company’s acquisition of Total Research. Organic growth is calculated in accordance with the pro forma information provided in Note 3, “Business Combinations,” to our Audited Consolidated Financial Statements contained in this Form 10-K related to the Company’s acquisition of Total Research.

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

      Sales and marketing. Sales and marketing expenses in fiscal 2003 were $9.5 million, or 7% of revenue, compared with $9.7 million, or 10% of revenue, for fiscal 2002. As a percentage of revenue, sales and marketing expenses decreased three percentage points. The decrease is attributable to reductions in headcount and related expenses, reflecting the Company’s continuing efforts to reduce costs, as well as productivity improvements from the increased experience level of the Company’s sales force with Harris Interactive sales and marketing strategies. The Company has been able to maintain a consistent level of sales and marketing costs as a percentage of sales throughout the fiscal year despite increased fiscal 2003 fourth quarter expenditures for incentive compensation and severance related costs. The severance related costs were associated with reorganizing our U.K. management team and the closing of one of our four U.K. offices. The additional incentive compensation expense resulted from increased full year revenue results as compared to budget that led to increased commissions and bonuses to employees in accordance with the Company’s compensation plans. In total annual expenditures in fiscal 2003 continue to support the Company’s overall business model established in the prior year.

      General and administrative. General and administrative expenses were $47.5 million, or 37% of revenue, in fiscal 2003 compared with $46.7 million, or 47% of revenue, for fiscal 2002. The ten percentage point decrease in such expenses as a percentage of revenue reflects reductions in headcount and related expenses, rent expense and depreciation expense, and reflects the Company’s continuing efforts to reduce costs. Depreciation and equipment rental and maintenance expenses decreased by a combined $1.1 million, or 15%, to $6.3 million in fiscal 2003 primarily as a result of the fixed asset write-offs in connection with the Company’s fiscal 2002 second quarter restructuring charge which reduced the level of gross fixed assets. The 2002 restructuring plan also reduced fiscal 2003 rent expense by $0.7 million as a result of the closing of three of our telephone centers. As part of its cost savings efforts, the Company has eliminated all but two telephone centers in the United States and the United Kingdom, retaining one in each country primarily to support committed projects with longer-term, predictable needs. The balance of telephone data collection has been migrated to lower cost providers, including some in foreign countries. The cost savings from the prior year restructuring plan were partially offset by increased database development costs related to the establishment of our Western European panel as well as the continued expansion of our U.S. panel.

      Interest and other income, net. Net interest and other income totaled $0.5 million for fiscal 2003 compared with $1.3 million for fiscal 2002. The decrease was primarily attributable to the lower average marketable securities balance that resulted from sales of the portfolio to fund operating losses, and to interest rates for fiscal 2003 compared to fiscal 2002.

      Income tax benefit. The Company recorded an income tax benefit of $3.0 million in fiscal 2003 as compared to a minimal expense in fiscal 2002. For financial reporting purposes, in fiscal 2003 the Company was able to utilize net operating loss carryforwards to apply against fiscal 2003 net income, resulting in substantially no current income tax expense. As described above under “Fiscal 2004 as Compared to Fiscal 2003 — Income Taxes,” the recorded benefit in 2003 was as a result of the partial reversal of the valuation allowance on the Company’s deferred tax assets. Due to operating losses in fiscal 2002 no benefit was recognized in that fiscal year.

Significant Factors Affecting Company Performance

Internet and Traditional Revenue Mix

      The primary factors driving the growth in the Company’s gross profit and net income (loss) are growth in revenue and the mix of the revenue derived from Internet versus traditional work. The Company’s model is based upon the premise that Internet work is more profitable than traditional work, due to the comparatively low data collection cost of Internet work, as illustrated by the following table. The Company believes that the table, which should be viewed as illustrative and not as an actual measure or predictor of any particular project or the Company’s projects as a whole at any given point in time, reasonably represents comparability of traditional and Internet-based projects prior to adjustment for the other factors affecting profitability described below.

	Traditional	Internet-Based

Revenue	100%	100%
Less: Cost of Services (as a % of revenue)
Direct Payroll	25%	30%
Data Collection	40%	5% - 10%

Gross Profit (as a % of revenue)	35%	60% - 65%

      In addition to the Data Collection Costs and panel incentives, the Internet-based model has additional fixed costs associated with the development and maintenance of underlying databases and Internet technology. Such costs decrease Net Income for Internet-based work. In general, however, due to the interplay between the variable and fixed components of cost, the premise is that, as the volume and percentage of Internet-based work increases, and assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course, Net Income as a percentage of revenue should also increase.

      As our Internet business grows and our model matures, we have continued to analyze the differential between Internet and traditional work and have learned that the variables that affect the model are becoming commensurately more complex. For example, projects that have a majority of data collection using the Internet may still have a traditional data collection component, particularly in multi-country studies involving countries for which Internet databases are not fully developed. The traditional data collection component will tend to decrease profitability. Profitability also is decreased by direct costs of outsourcing and pass-through costs applicable to particular projects. On the other hand, once fixed costs of database development and maintenance are absorbed, increases in volume and revenues have a progressively increasing impact on profitability.

      Pure internet data collection continues to have a lower variable data collection cost than traditional methods, and we continue to view the level of our Internet revenues as an important indicator of revenue sources that would not be available to the Company if it were not able to do Internet work and as an important driver of our profitability. We do not believe, however, that Internet revenue in and of itself should be used as an unqualified measure or predictor for other purposes.

      Regarding the mix of work, for fiscal 2004, the Company’s actual Internet mix was 59% on a global basis and 73% in the United States alone. Internet and traditional revenue by geographic location for fiscal 2004, 2003 and 2002 is as follows:

	U.S.	Europe	Japan
	Market	Market	Market
	Research	Research	Research	Total

Year ended June 30, 2004:
Internet Revenue	$81,946	$4,166	$371	$86,483
Traditional Revenue	30,053	22,317	7,179	59,549

Total Revenue	$111,999	$26,483	$7,550	$146,032
Internet Percentage of Total	73%	16%	5%	59%
Year ended June 30, 2003:
Internet Revenue	$59,258	$564	$316	$60,138
Traditional Revenue	41,792	22,480	6,141	70,413

Total Revenue	$101,050	$23,044	$6,457	$130,551
Internet Percentage of Total	59%	2%	5%	46%
Year ended June 30, 2002:
Internet Revenue	$40,608	$—	$18	$40,626
Traditional Revenue	37,880	16,418	5,124	59,422

Total Revenue	$78,488	$16,418	$5,142	$100,048
Internet Percentage of Total	52%	0%	0%	41%

      The Company considers all of the revenue from a project to be Internet-based whenever 50% or more of the surveys were completed over the Internet.

Development of Global Database

      Although the Company continues to work to convert projects to the Internet in the United States, the primary new growth opportunity is in Europe, where the ability to change the Internet mix is dependent upon the Company’s success in expanding the size of its respondent panel and increasing customer acceptance of Internet-based work. The globalization of the Internet portion of the Company’s business has commenced and we expect it to ramp up over the next several years.

      The Company’s global database of more than 6 million Internet survey respondents continues to be a critical component of its success. The Company believes that its multi-million participant U.S. database continues to be adequate to service its U.S. Internet-based business. In fiscal 2004, the Company began to conduct more Internet-based projects in Europe and continued its initiative to build a European database. To that end, it entered into various name acquisition agreements that resulted in names being added regularly to the European database. Our initiative was helped significantly with the acquisition of Novatris and its one million member European-based panel in March 2004. As of June 2004 the Company’s European database included over 1.7 million names. The Company intends to continue to expand the European panel in fiscal 2005 and beyond in order to support the growth of Internet-based research in Europe. Additionally, in both the U.S. and in Europe, the Company intends to continue efforts to enhance existing and build new specialty panels. The amount of the Company’s investments in names for its databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, client demand and attrition.

      Internet databases by their nature experience participant attrition. There are no standard measurement systems for such attrition, particularly in the Internet survey response field. Measurement involves complex variables. For example, determining attrition, by lack of response from a panelist for a set length of time since last contact, is not necessarily reflective of expected long-term attrition. The panelist may not have had an interest in responding regarding particular survey topics offered over a period of time but may, after an absence, respond to a later survey covering a topic of particular interest to the respondent. Moreover, panelists who receive what they perceive to be excessively frequent survey requests tend to have higher than normal rates of attrition. Thus, percentage rates of attrition may not be comparable or meaningful within the industry. When the Company first developed its Internet model, it expected attrition of panel members to be in the range of 20% annually. With the Company’s increased expertise gained from several years of investment in panel management techniques, it controls panel fatigue and monitors attrition in multiple ways. Its overall attrition rates by most measures, however, are significantly less than the Company originally anticipated.

Liquidity and Capital Resources

Liquidity

      Prior to fiscal 2003 we financed our operations primarily through the $85.5 million of net proceeds generated from our December 1999 initial public offering. Consequently, cash and cash equivalents and marketable securities were $27.9 million at June 30, 2002. In fiscal 2003 the Company generated positive cash flows for the first time in recent years and as a result our cash and cash equivalents and marketable securities were $56.6 million and $39.1 million at June 30, 2004 and 2003, respectively.

      Net cash provided by operating activities was $16.4 million and $11.9 million for fiscal 2004 and fiscal 2003, respectively, as compared to net cash used in operating activities of $5.5 million for fiscal 2002. The positive cash flows in fiscal 2004 and fiscal 2003 were primarily as a result of the Company generating net income during each year as compared to the funding of net losses in fiscal 2002. The increased cash provided by operating activities in fiscal 2004 as compared to fiscal 2003 is due to the increased income before income taxes as the tax benefits reflected in net income during each period were essentially non-cash items.

      Net cash used in investing activities was $21.8 million and $3.9 million in fiscal 2004 and fiscal 2003, respectively, as compared with net cash provided by investing activities of $8.0 million for fiscal 2002. During fiscal 2004 the Company’s investing activities included the net purchase of additional marketable securities of approximately $17.6 million, cash paid in connection with the Novatris acquisition of $2.6 million and capital expenditures of $1.6 million. During fiscal 2003 the Company’s investing activities included the net purchase of additional marketable securities of approximately $1.9 million as well as capital expenditures of $2.2 million. During fiscal 2002, net proceeds from sales and maturities of marketable securities of $14.6 million were partially offset by capital expenditures of $2.8 million and the $3.8 million cash outflow for transaction related costs to acquire Total Research in November 2001. Fiscal 2003 and 2002 capital expenditures primarily supported the development of our Internet infrastructure in the U.S. The trend of increased operating cash flows in fiscal 2004 and 2003 have resulted in decreased investing cash flows during each period as the Company has elected to invest the additional idle cash in marketable securities that produce more favorable returns.

      In fiscal 2004 and 2003 the Company had net cash provided by financing activities of $5.7 million and $1.8 million, respectively. Cash flows from financing activities in fiscal 2004 were entirely due to issuances of common stock and stock option exercises. The Company received cash of $4.1 million in fiscal 2003 as a result of issuances of common stock and stock option exercises; this was offset by the repayment of $2.3 million in short and long term borrowings. Net cash used in financing activities of $1.7 million in fiscal 2002 was primarily related to the repayment of long-term debt of $2.3 million and the repurchase of 422,900 shares of common stock for $0.9 million, these cash outflows were partially offset by $1.7 million provided by the issuance of common stock and stock option exercises. At June 30, 2004 and 2003 the Company had no short-term or long-term borrowings.

Capital Resources

      At June 30, 2004, the Company had cash and cash equivalents balances of $20.9 million, a slight increase from $20.4 at June 30, 2003. In addition to cash and cash equivalents, at June 30, 2004 the Company also had $35.7 million in marketable securities, an increase of 91% from $18.7 million at June 30, 2003. As stated above, the increase in marketable securities during fiscal 2004 is a direct result of the Company electing to invest its idle cash in securities with the potential to produce more favorable returns. A significant amount of the increased investment in marketable securities were invested in government securities which represented 66% of the total balance, as opposed to commercial paper and corporate bonds which represented 6% and 28% of marketable securities balances at June 30, 2004, respectively. At June 30, 2003, government securities, commercial paper and corporate bonds represented 22%, 13% and 65% of the marketable securities balance, respectively.

      At June 30, 2004, the Company had, and continues to maintain, lines of credit with commercial banks providing borrowing availability up to $10.0 million, at the prime interest rate. The prime rate in effect at June 30, 2004 was 4.25%. Borrowings under these arrangements are due upon demand. There were no borrowings under these agreements at June 30, 2004 or 2003. These lines of credit are collateralized by the assets of the Company.

      The Company maintains a letter of credit for 3.1 million euro (approximately $3.8 million based on the June 30, 2004 euro conversion rate) that serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004, which reduces our borrowing capacity against the $10.0 million line of credit.

      Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, our acquisition activities and other factors. Management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2005 at levels consistent with fiscal 2004.

      Regarding the Company’s ability to continue to generate revenue, the Company must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of the Company’s revenue, the Company has had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. The Company’s ability to generate revenue is dependent not only on execution of its business plan but also on general market factors outside of its control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.

      Based on current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, or if accounts receivable or other assets or acquisitions were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

Off Balance Sheet Risk Disclosure

      The Company is not party to any off balance sheet arrangements.

Contractual Cash Obligations (in thousands)

      The Company’s consolidated contractual cash obligations and other commercial commitments as of June 30, 2004 are as follows:

Payments Due by Period

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	21,345	4,592	6,715	5,960	4,078
Purchase obligations			—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$21,345	$4,592	$6,715	$5,960	$4,078

New Accounting Pronouncements

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

SFAS 132

      In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s consolidated financial statements.

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

If we are unable to maintain adequate size and demographic composition of our existing Internet panel, if we are unable to continue global growth, or if we are required to spend substantial funds to do so, our business, financial condition and results of operations will suffer.

      Our success is highly dependent on our ability to obtain and retain an adequate number of panelists in our Internet panel and its specialty sub-panels. Our ability to maintain an adequate online panel or increase Internet revenues may be harmed if:

•	a significant number of our current online panelists decide that they are no longer willing to participate in our surveys,

•	we lose a large number of online panelists from over-use, and then must rely on a limited number of online panelists for ongoing research,

•	we are unable to attract an adequate number of replacement panelists and specialty panel members, or

•	new regulatory requirements related to Internet “spam” make it impractical for us to continue operations as currently conducted.

      There are no industry or other benchmarks for determining the optimal size and composition of an Internet panel. Among other factors, panelist response rates differ with differing survey content and the frequency with which panelists are willing to respond to survey invitations is variable. We believe that our current panel is adequate for the foreseeable future to accommodate our clients’ broad-based survey requests, but circumstances could change due to factors described above and, additionally, we are not always able to accommodate client requests related to limited populations with particular demographic characteristics. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists over time.

      In general, if the number of our active survey respondents significantly decreases, or the demographic composition of our Internet panel narrows, our ability to provide our clients with accurate and statistically projectable information would likely suffer. This risk is likely to increase as our business expands. For example, our Internet panel is surveyed for our own studies as well as for studies conducted for other market research firms by our Harris Interactive Service Bureau. Our business will be unable to grow and will suffer if we have an insufficient number of panelists to respond to our surveys, or if our panel becomes unreliable due to reduced size, or because it is not representative of the general population.

      Key components of our strategy are extension of our Internet-based market research and polling products and services to clients globally, expansion of our Internet panel to include global online panelists and development of strategic alliances globally. Our inability to attract panel members in key regions, including particularly Western Europe and Japan, would hinder our ability to serve the needs of our customers who do business on a global level. Although we have not developed reliable estimates of our needs in Japan, we have estimated that our ability to effectively provide broad-based Internet research in Western Europe requires a panel with at least 1,000,000 respondents. Due in part to our acquisition of Novatris, S.A., our European panel now exceeds that size, but our future growth in Europe may be constrained if we cannot increase the size of our European panel commensurate with that growth. The optimal size of our panel in specific countries is subject to the same uncertainty as is applicable to our existing panel in the United States.

Our online panelists are not obligated to participate in our surveys and polls and there can be no assurance that they will continue to do so.

      We use our HI Points®, HI Stakes® and instant results programs to provide incentives to encourage participation in our surveys and to maintain the size of our Internet panel. If these programs lose their effectiveness in the future, a reduction in size or responsiveness of the panel could result.

If we are unable to overcome other risks associated with global operations, we will be unable to conduct business on a global level.

      The following additional risks are inherent in doing business on a global level:

•	export controls relating to encryption technology,

•	inability to comply with or enactment of more restrictive privacy laws,

•	changes in regulatory requirements,

•	currency exchange fluctuations,

•	problems in collecting accounts receivable and longer collection periods,

•	potentially adverse tax consequences,

•	political instability,

•	Internet access restrictions, and

•	anti-American sentiment or terrorist activity against American interests abroad.

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

      Any system failure, including network, software or hardware failure, that causes an interruption in our ability to communicate with our Internet panel, collect research data, or protect visual materials included in our surveys, could result in reduced revenue, and could impair our reputation. Our systems and operations are vulnerable to damage or interruption from fire, earthquake, flooding, power loss, telecommunications failure, break-ins and similar events. One supplier of our secure off-site Web hosting facilities currently maintains approximately one-third of our servers at one facility, and the redundancy of our systems may not be adequate as we depend upon the supplier and others to protect our systems and operations from the events described above.

      We have experienced technical difficulties and downtime of individual components of our computer system in the past and believe that technical difficulties and downtime may occur from time to time in the future. The impact of technical difficulties and downtime may be severe. We have developed, however have not fully implemented a formal disaster recovery plan and our business interruption insurance may not adequately compensate us for any losses that may occur due to failures in our systems. In addition, our servers and software must be able to accommodate a high volume of traffic. Any increase in demands on our servers beyond that which we currently anticipate, will require us to fund the expansion and modification of our network infrastructure. If we were unable to add additional software and hardware to accommodate increased demand, unanticipated system disruptions and slower data collection would likely result.

      Our Internet panel members communicate with us using various Internet service providers. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties unrelated to our systems in the future.

      Major components of the Internet backbone itself could fail due to terrorist attack, war or natural disaster. Our business is particularly vulnerable to such failure because not only would we suffer the effects experienced by businesses in general, we would be unable to perform Internet surveys which are the core of much of our business. We thus would be unable to effectively service the needs of many of our clients.

      Any future system delays or failures in the Internet could adversely affect our access to our online panelists, which could have a material adverse effect on our business, financial condition and results of operations.

Sustaining our growth may strain our managerial and systems resources.

      We have grown rapidly and need to continue to grow in all areas of our operations. Managing and sustaining our growth will place significant demands on management as well as on our administrative, operational, technical and financial systems and controls. Ongoing consolidation within the market research industry will likely force us to grow in order to provide the geographic and functional range of services provided by larger competitors. Because we are in a service industry, inability to expand our employee resources will severely hamper our efforts. Moreover, because many of our larger competitors have global operations, our expansion must in part be global. Our operational and financial systems and controls will have to continue to adapt to a more diversified geographic base of operations. If we are unable to manage our growth effectively, we will not be able to successfully implement our business plan at projected levels.

We must continue to attract and retain highly skilled employees.

      Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. The Internet research industry is new and there are few in any educational institutions that provide specialized training related to market research. Employees therefore must be recruited in competition with other industries and few of those who are recruited have direct or substantial experience with Internet research. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

The loss of the services of one or more of our key personnel could disrupt our operations and result in loss of revenues.

      Our future success depends to a significant extent on the continued services of our key technical and senior management personnel, primarily including executive officers Robert E. Knapp, our Vice Chairman and Chief Executive Officer, Gregory T. Novak, our President and Chief Operating Officer, and Leonard R. Bayer, our Executive Vice President and Chief Technical Officer. The loss of the services of any of these persons could seriously harm our business. The loss of the services of the other Executive Officers named in Item 1 of this annual report on Form 10-K also could be disruptive to our business. Only a few of our employees are currently bound by an employment agreement. All of our other relationships with our officers and key employees are at will. We do not have “key person” life insurance policies covering any of our employees other than Gordon S. Black.

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

      If worldwide Internet usage does not continue to grow, we may be unable to attract international online panelists to our Internet panel or clients for our Internet-based market research and polling products and services. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth or the ability of the Internet infrastructure to adequately support the growth in Internet usage, including:

•	inadequate network infrastructure,

•	security concerns,

•	inconsistent quality of service, and

•	unavailability of cost effective, high speed service.

      Our Internet panel depends on Internet service providers, online service providers and other website operators for access to the Internet and our websites. Many websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure.

      If worldwide Internet usage declines, or grows at a significantly slower rate than projected, our ability to maintain our current Internet panel, expand our global Internet panel and gather research data and information around the world will decrease, which would likely harm our business, financial condition and results of operations.

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

      Our success and ability to compete depends substantially on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade-secret and trademark laws. We have registered a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using The Harris Poll name, our brand recognition and business would likely suffer. We would have to make substantial financial expenditures to promote and rebuild our brand identity.

      Currently, we have pending trademark applications for a number of our products and services. We also have patent applications currently pending for our ConceptLoc® encryption system and our system and method for conducting product configuration research over a computer-based network. In addition, we may apply for additional trademarks or patents in the future. Our patent or trademark applications may not be approved, or if approved, our patents or trademarks may be successfully challenged by others or invalidated. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to pay money damages, introduce new trademarks, develop non-infringing technology, or enter into royalty or licensing agreements. Any of those events could substantially increase our operating expenses and potentially reduce our expected revenues.

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

      We also rely on off-the-shelf technologies that we license from third parties. “Off-the-shelf” technology refers to generally commercially available software that is not customized for a particular user. These third party licenses may not continue to be available to us on commercially reasonable terms or at all. The inability to use licensed technology important to our business could require us to obtain substitute technology of lower quality or performance standards or at a greater cost. In the future, we may seek to license additional technology to enhance our current technology infrastructure. We cannot be certain that any such licenses will be available on commercially reasonable terms or at all. The loss of any of these technology licenses could result in delays in providing our products and services until equivalent technology, if available, is identified, licensed and integrated.

We may be subject to liability for publishing or distributing content over the Internet.

      We may be subject to claims relating to content that is published on or downloaded from our websites. We also could be subject to liability for content that is accessible from our website through links to other websites. For example, as part of surveys panelists sometimes access, through our websites or linkages to client websites, content provided by our clients such as advertising copy that may be incomplete or contain inaccuracies. We also recruit panelists to participate in research sponsored and hosted by our clients on the client’s website, and we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by those third parties. We may be accused of sending bulk unsolicited email, and have our email blocked by many ISPs and therefore be unable to conduct online data collection.

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

      A significant majority of U.S. state legislatures had enacted laws regulating the distribution of unsolicited email.

      In December 2003, The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) was enacted. The law requires unsolicited e-mail marketing messages to have a valid return address. E-mail marketers are required to remove customers from their mailing lists if requested. The law also gives more legal ammunition for ISPs to take spammers to court, allows the Federal Trade Commission (FTC) to impose fines, and gives state attorneys general the power to bring lawsuits.

      Any future legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third parties. Existing laws and regulations currently address, and new laws and regulations and industry self-regulatory initiatives are likely to address, a variety of issues, including the following:

•	email distribution,

•	user privacy and expression,

•	the rights and safety of children,

•	intellectual property,

•	information security,

•	anti-competitive practices,

•	the convergence of traditional channels with Internet commerce,

•	taxation and pricing, and

•	the characteristics and quality of products and services.

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

      Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	declines in general economic conditions or the budgets of our clients,

•	a general decline in the demand for market research and polling products and services,

•	seasonal decreases in demand for market research and polling services,

•	development of equal or superior products and services by our competitors,

•	technical difficulties that cause general and long-term failure of the Internet, and

•	currency fluctuations.

      Factors that are partially within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	our relative mix of Internet-based and traditional market research and polling businesses,

•	technical difficulties associated with the investments in and maintenance of our own systems that negatively affect our operations,

•	our ability to maintain the proper size and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues,

•	our ability to recruit respondents into our sub-panels, such as our IT Decision Makers, to conduct high-value research for our clients, and

•	development of our own new, marketable products and services.

      The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations or any other trend in our performance as an indication of our future results.

The price of our common stock is likely to be volatile and subject to wide fluctuations.

      The market prices of the securities of Internet-related companies have been especially volatile and these securities may be overvalued. The market price of our common stock is likely to be subject to wide fluctuations. If financial operating results do not improve or improve at a slower rate than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock would likely decline. In addition, if the market for Internet-related stocks or the stock market in general experiences an additional loss in investor confidence or declines again, the market price of our common stock could fall for reasons unrelated to our business, financial condition and results of operations. Investors might be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions in our charter could delay or prevent an acquisition of the company.

      Our restated certificate of incorporation provides for the division of our board of directors into three classes, eliminates the right of stockholders to act by written consent without a meeting, and provides our board of directors with the power to issue shares of preferred stock without stockholder approval.

      The preferred stock could have voting, dividend, liquidation, and other rights established by the board of directors that are superior to those of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire our company. The effect of these provisions of our certificate of incorporation and Delaware law could discourage or prevent third parties from seeking to obtain control of us, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

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

      Some material risks of acquisitions are:

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of the acquired business,

•	the diversion of management’s attention from other business concerns,

•	the availability of favorable acquisition financing, and

•	the potential loss of key employees and/or customers of any acquired business.

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

      As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. The Company has international sales and operations in the United Kingdom, Japan and France. Therefore we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. The Company measures our risk to foreign currency rate exposure on two levels, the first being the impact on operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

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

Item 8.	Financial Statements and Supplementary Data

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harris Interactive Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. (the “Company”) and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York

September 7, 2004

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$20,906	$20,391
Marketable securities	35,658	18,693
Accounts receivable, less allowances of $237 and $325, respectively	23,876	20,821
Costs and estimated earnings in excess of billings on uncompleted contracts	5,885	3,776
Other current assets	4,227	3,690
Deferred tax assets, net	6,340	127

Total current assets	96,892	67,498
Property, plant and equipment, net	6,261	7,806
Goodwill	63,906	63,259
Other intangibles, less accumulated amortization of $945 and $520, respectively	2,745	730
Deferred tax assets, net	25,383	2,045
Other assets	1,937	3,904

Total assets	$197,124	$145,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	7,638	6,752
Accrued expenses	11,570	9,050
Billings in excess of costs and estimated earnings on uncompleted contracts	10,756	10,375

Total current liabilities	29,964	26,177
Deferred Tax Liabilities	792	—
Other long-term liabilities	879	576
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 57,013,320 shares issued at June 30, 2004 and 54,500,713 shares issued at June 30, 2003	57	55
Additional paid in capital	195,817	179,108
Unamortized deferred compensation	—	(56)
Accumulated other comprehensive loss	(8)	(323)
Accumulated deficit	(30,377)	(60,295)

Total stockholders’ equity	165,489	118,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,124	$145,242

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,

	2004	2003	2002

Revenue from services	$146,032	$130,551	$100,048
Cost of services	70,301	66,852	53,470

Gross profit	75,731	63,699	46,578
Operating expenses:
Sales and marketing expenses	12,041	9,542	9,720
General and administrative expenses	50,231	47,507	46,708
Restructuring (credits) charges and asset write-downs	—	(997)	6,222

Total operating expenses	62,272	56,052	62,650

Operating income (loss)	13,459	7,647	(16,072)
Interest and other income	604	563	1,412
Interest expense	(109)	(57)	(95)

Income (loss) before income taxes	13,954	8,153	(14,755)

Income tax (benefit) expense	(15,964)	(2,954)	38

Net income (loss)	29,918	11,107	(14,793)

Basic net income (loss) per share	$0.53	$0.21	$(0.32)

Diluted net income (loss) per share	$0.52	$0.20	$(0.32)

Weighted average shares outstanding — basic	56,099,330	52,983,689	46,136,445

Weighted average shares outstanding — diluted	57,444,785	54,638,596	46,136,445

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$29,918	$11,107	$(14,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities —
Depreciation and amortization	4,862	5,583	6,534
Restructuring (credits) charges and asset write-offs	—	(997)	6,222
Windfall stock option adjustment	8,026	—	—
Less: Cash outflows related to restructuring charges and asset write-offs	(150)	(1,025)	(1,258)
Amortization of deferred compensation	56	91	289
Amortization of premium and discount on marketable securities	373	259	54
(Increase) decrease in —
Accounts receivable	(1,553)	266	3,138
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,886)	965	425
Other current assets	(7,490)	(3,822)	(379)
Deferred Taxes	(18,753)
Other assets	403	1,033	681
(Decrease) increase in —
Accounts payable	388	(805)	(1,975)
Accrued expenses	1,993	(254)	(4,663)
Other liabilities	302	(982)	1,168
Billings in excess of costs and estimated earnings on uncompleted contracts	(59)	444	(971)

Net cash provided by (used in) operating activities	16,430	11,863	(5,528)

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(2,623)	168	(3,751)
Purchase of marketable securities	(35,285)	(32,926)	(36,603)
Proceeds from maturities and sales of marketable securities	17,725	31,023	51,208
Capital expenditures	(1,637)	(2,178)	(2,841)

Net cash (used in) provided by investing activities	(21,820)	(3,913)	8,013

Cash flows from financing activities:
Principal payments under long-term debt	—	—	(2,327)
Decrease in short-term borrowings	—	(811)	(137)
Decrease in long-term borrowings	—	(1,507)	—
Issuance of common stock and stock options	5,672	4,091	1,662
Repurchase of common stock	—	—	(901)

Net cash provided by (used in) financing activities	5,672	1,773	(1,703)
Effect of exchange rate changes on cash and cash equivalents	233	(119)	(580)

Net increase in cash and cash equivalents	515	9,604	202
Cash and cash equivalents at beginning of period	20,391	10,787	10,585

Cash and cash equivalents at end of period	$20,906	$20,391	$10,787

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Accumulated	Retained
	Outstanding		Additional	Unamortized	Other	Earnings			Total
			Paid-In	Deferred	Comprehensive	(Accumulated	Treasury	Officer	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Stock	Loan	Equity

Balance At June 30, 2001	34,614	34	128,793	(436)	184	(56,609)	(792)		71,174
Comprehensive loss:
Net loss						(14,793)			(14,793)
Unrealized loss on marketable securities					(176)				(176)
Foreign currency translation					(256)				(256)

Total comprehensive loss									(15,225)

Exercise of options and warrants	466	1	731						732
Issuance of common stock under Employee Stock Purchase Plan	347		281						281
Amortization of deferred compensation				289					289
Repurchase of common stock							(901)		(901)
Issuance of common stock under 401(k) plan	120		328						328
Issuance of common stock for acquisitions	17,533	18	47,104					(500)	46,622
Paydown of officer loan	(60)		(223)					223

Balance At June 30, 2002	53,020	53	177,014	(147)	(248)	(71,402)	(1,693)	(277)	103,300
Comprehensive income:
Net income						11,107			11,107
Unrealized loss on marketable securities					(20)				(20)
Foreign currency translation					(55)				(55)

Total comprehensive income									11,032

Exercise of options	2,101	2	3,209						3,211
Issuance of common stock under Employee Stock Purchase Plan	100		268						268
Amortization of deferred compensation				91					91
Retirement of common stock	(791)		(1,698)				1,693		(5)
Issuance of common stock under 401(k) plan	157		615						615
Paydown of officer loan	(86)		(300)					277	(23)

Balance At June 30, 2003	54,501	55	179,108	(56)	(323)	(60,295)	—	—	118,489
Comprehensive income:
Net income						29,918			29,918
Unrealized loss on marketable securities					(188)				(188)
Foreign currency translation					503				503

Total comprehensive income									30,233

Exercise of options	2,034	2	4,536						4,538
Issuance of common stock under Employee Stock Purchase Plan	67		373						373
Windfall stock options			8,026						8,026
Amortization of deferred compensation				56					56
Issuance of common stock under 401(k) plan	96		728						728
Issuance of common stock for Acquisitions	315		3,046						3,046

Balance At June 30, 2004	57,013	57	195,817	—	(8)	(30,377)	—	—	165,489

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2004, 2003 and 2002

(In thousands, except share and per share amounts)

1.	Business

      Harris Interactive Inc. (the “Company”) is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll TM, the Company has over 45 years experience in providing clients with market research and polling services including custom, multi-client and service bureau research, in addition to customer relationship management services.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the assets, liabilities and results of operations of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with a remaining maturity of three months or less at date of purchase.

Marketable Securities

      Harris Interactive Inc. accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments have been classified as available-for-sale securities as of June 30, 2004 and 2003. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property, Plant and Equipment

      Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line or accelerated methods over the estimated useful lives of the assets, which are generally 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the lessor of estimated useful life of the assets or life of the underlying lease arrangements.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

2.	Summary of Significant Accounting Policies — (Continued)

Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. Effective upon adoption, SFAS No. 142 eliminates the requirement to amortize goodwill and instead requires periodic testing of goodwill for impairment. If goodwill is impaired, it will be written down to its estimated fair value. The impact of adoption of SFAS No. 142 did not result in an adjustment to recorded goodwill. See also footnotes 16, 17 and 18.

Impairment of Goodwill

      On July 1, 2001 the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The pronouncement required an annual impairment test in lieu of monthly amortization for goodwill. The Company completed its transitional impairment test in accordance with FAS 142 as of December 31, 2001, with no impairment identified. The Company completed its annual impairment test in accordance with FAS 142 as of June 30, 2004, 2003 and 2002, with no impairment identified.

      In performing the annual impairment test, the Company compares the fair value of its reporting unit with its carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, the Company would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, the Company also assesses the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable.

Computer Software Developed or Obtained for Internal Use

      The Company follows the provisions of Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” which accounts for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Such amounts are included in other assets in the balance sheet and amounted to $1,711 and $1,485 at June 30, 2004 and 2003, respectively. Amortization expense related to these costs amounted to $960, $1,072 and $913 for fiscal years 2004, 2003 and 2002, respectively.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

2.	Summary of Significant Accounting Policies — (Continued)

      In accordance with Emerging Issues Task Force EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue includes amounts billed to clients for subcontractor costs incurred in the completion of surveys. Furthermore reimbursement of out-of-pocket expenses related to service contracts are also included in revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable as well as costs and estimated earnings in excess of billings on uncompleted contracts. Credit losses are provided for in the financial statements and have been within management’s expectations. For fiscal years 2004, 2003 and 2002 no single customer accounted for more than 10% of the Company’s consolidated revenue.

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

Foreign Currency

      For the Company’s subsidiaries outside of the United States, the local currency is the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the financial statements of the subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders’ equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheet.

Advertising Expenses

      Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Such expenses amounted to $836, $1,021 and $1,275, for the years ended June 30, 2004, 2003 and 2002, respectively.

Reclassifications

      It is the Company’s policy to reclassify amounts in prior years’ financial statements to conform to the current year’s presentation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

2.	Summary of Significant Accounting Policies — (Continued)

financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      Cash and accounts receivable are valued at their carrying or redemption amounts, which are reasonable estimates of their fair value. The fair value of all other instruments approximates cost.

Income (Loss) Per Share

      Basic income (loss) per share amounts are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

      The Company has granted stock options to its officers and non-employee directors under a stock-based compensation plan, with employee grants typically vesting ratably over three to four years and expiring ten years from the date of grant (as discussed in Note 14 — Employee Stock Options). The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized. The pro forma information below illustrates the effect on net income (loss) and net income (loss) per share based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December 2002.

				Basic Net		Diluted Net
				Income (Loss)		Income (Loss)
	Net Income (Loss)			Per Share Available		Per Share Available
	Available to Holders			to Holders		to Holders of
	of Common Stock			of Common Stock		Common Stock

Fair Value
Compensation
	As	Expense	Pro	As	Pro	As	Pro
	Reported	(Net of Tax)	Forma	Reported	Forma	Reported	Forma

2004	$29,918	$1,101	$28,817	$.53	$.51	$.52	$.50
2003	11,107	1,099	10,008	.21	.19	.20	.18
2002	(14,793)	1,215	(16,008)	(.32)	(.35)	(.32)	(.35)

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

2.	Summary of Significant Accounting Policies — (Continued)

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

SFAS 132

      In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s consolidated financial statements.

3.	Business Combinations

Novatris

      On March 2, 2004 the Company acquired all of the issued and outstanding shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, pursuant to the Share Purchase Agreement among the Company, Harris Interactive International, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Novatris.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

3.	Business Combinations — (Continued)

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

      The aggregate purchase price was $5,827, including cash, common stock and options to purchase shares of the Company’s common stock. Total cash consideration for the acquisition amounted to $2,522. An aggregate of 315,279 shares of common stock, with an estimated fair value of $2,714, was issued to the stockholders of Novatris. The value was determined based on the average closing price of the Company’s common stock over the two-day period before and after the acquisition date. Additionally, pursuant to the merger agreement the Company issued 88,887 options to purchase shares of the Company’s common stock with an estimated fair market value of $332. Total transaction costs amounted to $259.

      The acquisition was accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, (SFAS 141) and is included in the Company’s financial statements commencing on March 2, 2004. The Company has recorded approximately $2,962 in goodwill, 2,440 in intangibles and a deferred tax liability of $830 related to the acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$1,651
Property, Plant and Equipment, net	138
Other Long Term Assets	511

Total Assets Acquired	2,300

Current Liabilities	(1,045)

Total Liabilities Assumed	(1,045)

Net Assets Acquired	$1,255

      Under the terms and conditions of the Share Purchase Agreement the selling security holders could receive up to 1,351 euro (approximately $1,646 based on the June 30, 2004 euro conversion rate) in contingent consideration for achieving established net profit targets for the three calendar years ended December 31, 2006 as well as an additional 1,351 euro in contingent consideration for achieving established panel growth targets for the three calendar years ended December 31, 2006. In the event that either of the above contingencies occurs the Company will allocate the contingent payments accordingly between goodwill and intangible assets.

      Novatris, whose fiscal year prior to the acquisition was the calendar year, experienced losses of approximately $1 million during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. Given that Novatris was a private organization prior to the acquisition, the Company currently does not have consistent quarterly financial information accessible to provide relevant pro-forma financial results for the year ended June 30, 2004, therefore no such results are reported.

Total Research

      On November 1, 2001 the Company acquired all of the issued and outstanding shares of common stock, par value $.001 per share, of Total Research Corporation (“Total Research”), a Delaware corporation, located in Princeton, New Jersey, pursuant to the Agreement and Plan of Merger, dated as of August 5, 2001, among the Company, Total Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company,

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

3.	Business Combinations — (Continued)

and Total Research. Pursuant to the merger agreement, Total Merger Sub was merged with and into Total Research (the “Merger”), with Total Research continuing as the surviving corporation and as a direct, wholly owned subsidiary of the Company. Harris Interactive and Total Research are engaged in complementary businesses in the market research and polling industry. The acquisition has created revenue growth, cost savings and other synergies including the ability to convert Total Research traditional-based clients to the Internet, sell to one another’s customers, offer customers more comprehensive and diverse services, and use a combined worldwide network.

      Upon consummation of the Merger, each outstanding share of Total Research common stock was converted into the right to receive 1.222 shares of Harris Interactive common stock, par value $.001 per share. An aggregate of approximately 16,610,000 shares of common stock, with an estimated fair value of $41,259, was issued to the stockholders of Total Research Corporation. The value was determined using the average fair market value of the stock for the range of trading days beginning August 2, 2001 and ending August 8, 2001. Additionally, pursuant to the merger agreement, all outstanding options to purchase shares of Total Research common stock were, upon consummation of the Merger, fully vested and converted into an option to purchase 1.222 shares of Harris Interactive common stock. As a result, the former option holders of Total Research received from Harris Interactive options to purchase approximately 2,899,000 shares of Harris Interactive common stock, with an estimated fair value of $3,609. The acquisition was accounted for as a purchase in accordance with FAS 141 and is included in the Company’s financial statements commencing on November 1, 2001.

      The Company acquired $13,861 in assets and assumed $17,174 in liabilities from Total Research and recorded approximately $48,206 in goodwill and intangibles related to the acquisition in accordance with the provisions of SFAS 142 (See Notes 16 and 17).

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

	Twelve Months Ended June 30,

			(Pro-forma)
			(Unaudited)
	2004	2003	2002

Revenue	$146,032	$130,551	$114,139
Net income (loss)	29,918	11,107	(22,755)
Income(loss) per share — basic	$0.53	$0.21	(0.43)
Income(loss) per share — diluted	$0.52	$0.20	(0.43)

Other Acquisitions

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

3.	Business Combinations — (Continued)

      Supplemental non-cash investing and financing activities are as follows:

As of June 30, 2004

Acquisitions — Market Research Solutions Limited And M&A Create Limited:
Fair value of assets acquired	$4,500
Liabilities assumed	6,568
Stock issued	2,256

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

      The following table summarizes activity with respect to the restructuring charges for the period ended June 30, 2003:

		Asset	Lease
	Severance	Write-downs	Commitments	Total

Net charge fiscal 2002	$1,169	$2,792	$2,261	$6,222
Asset write-offs during fiscal 2002	0	(2,792)	0	(2,792)
Cash payments during fiscal 2002	(1,098)	0	(160)	(1,258)

Remaining reserve at June 30, 2002	71	0	2,101	2,172
Cash payments during fiscal 2003	(71)	0	(954)	(1,025)
Fiscal 2003 adjustments	0	0	(997)	(997)

Remaining reserve at June 30, 2003	$0	$0	$150	$150
Cash payments during fiscal 2004	0	0	(150)	(150)

Remaining reserve at June 30, 2004	$0	$0	$0	$0

      As of June 30, 2004, all actions were completed. The total number of employees included in the charge and ultimately terminated was 82.

      During fiscal 2003, the Company adjusted the reserve for restructuring charges by $997 for lease commitments that were no longer required. The adjustments were due to the Company obtaining a release from its obligations under previous lease obligations.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

5.	Marketable Securities

      At June 30, 2004 and 2003, marketable securities consisted of the following:

	2004		2003

	Cost	Fair Value	Cost	Fair Value

Type of issue:
Available-for-sale securities Commercial paper	$2,000	$2,000	$2,400	$2,400
Corporate bonds	10,295	10,248	12,186	12,214
Government securities	23,545	23,410	4,067	4,079

Total available-for-sale securities	$35,840	$35,658	$18,653	$18,693

      Gross unrealized gains and losses on available-for-sale securities at June 30, 2004 were $6 and $188, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2003 were $41 and $1, respectively.

      The cost and fair value of available-for-sale securities at June 30, 2004 and 2003, by contractual maturity, are shown below:

	2004		2003

	Cost	Fair Value	Cost	Fair Value

Maturity date:
Due in one year or less	$14,381	$14,338	$10,389	$10,413
Due after one year through three years	21,459	21,320	8,264	8,280

Total available-for-sale securities	$35,840	$35,658	$18,653	$18,693

      There were no material gains or losses from sales of available-for-sale securities during the years ended June 30, 2004 and 2003

6.	Contracts In Progress

      Accumulated costs and estimated earnings and billings on contracts in progress at June 30 was as follows:

	2004	2003

Accumulated costs and estimated earnings	$25,815	$28,299
Billings	(30,686)	(34,898)

	$(4,871)	$(6,599)

      Contracts in progress are included in the accompanying balance sheets under the following captions:

	2004	2003

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,885	$3,776
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,756)	(10,375)

	$(4,871)	$(6,599)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

7.	Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	June 30,

	2004	2003

Furniture and fixtures	$4,547	$4,341
Equipment	21,340	19,696
Leasehold improvements	3,565	3,320

	29,452	27,357
Accumulated depreciation	(23,191)	(19,551)

	$6,261	$7,806

      Depreciation expense on property, plant and equipment amounted to $3,478, $4,198 and $4,421 in fiscal years 2004, 2003 and 2002, respectively.

8.	Business Segment and Geographic Information

      The Company currently has one reportable segment. The Company is comprised of operations in the United States, Europe (including the United Kingdom and France) and Japan. All intercompany sales and transactions have been eliminated upon consolidation.

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

      Geographic information for the years ended June 30, 2004, 2003 and 2002 are as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total

Year ended June 30, 2004:
Revenue	$111,999	$26,483	$7,550	$146,032
Net Income (Loss)	30,040	(237)	115	29,918
Long-lived assets	87,315	9,483	3,434	100,232
Year ended June 30, 2003:
Revenue	$101,050	$23,044	$6,457	$130,551
Net Income	10,131	703	273	11,107
Long-lived assets	61,498	9,087	3,255	73,840
Year ended June 30, 2002:
Revenue	$78,488	$16,418	$5,142	$100,048
Net Income (Loss)	(12,466)	(2,388)	61	(14,793)
Long-lived assets	64,277	9,056	3,188	76,521

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

9.	Accrued Expenses

      Accrued expenses consisted of the following at June 30:

	2004	2003

Payroll and withholding expenses	$1,689	$1,078
Accrued benefits	371	792
Bonuses	3,000	2,217
Project Accruals	1,094	495
Accrued HI Points	1,830	1,562
Other	3,586	2,906

	$11,570	$9,050

      Other consists of accrued expenses individually less than 5% of total current liabilities.

10.	Line of Credit

      At June 30, 2004, the Company had, and continues to maintain, lines of credit with commercial banks providing borrowing availability up to $10.0 million, at the prime interest rate. The prime rate in effect at June 30, 2004 was 4.25%. Borrowings under these arrangements are due upon demand. There were no borrowings under these agreements at June 30, 2004 or 2003. These lines of credit are collateralized by the assets of the Company.

      The Company maintains a letter of credit for 3,083 euro (approximately $3,755 based on the June 30, 2004 euro conversion rate) that serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004, which reduces our borrowing capacity against the $10.0 million line of credit.

      At June 30, 2004 and 2003 the Company had no short-term or long-term borrowings.

11.	Income Taxes

      The provision for income taxes consists of:

	2004	2003	2002

Current:
Federal	$160	$262	$—
State	165	38	—
Foreign	619	45	38

	$944	$345	$38
Deferred:
Federal	$(14,742)	$(2,654)	$—
State	(2,371)	(382)	—
Foreign	205	(263)	—

	$(16,908)	$(3,299)	$—

	$(15,964)	$(2,954)	$38

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

11.	Income Taxes — (Continued)

      The U.S. and foreign components of income (loss) before income taxes are as follows:

	2004	2003	2002

U.S.	$13,252	$7,663	$(12,528)
Foreign	702	490	(2,227)

	$13,954	$8,153	$(14,755)

      Deferred tax assets (liabilities) at June 30 consist of the following:

	2004	2003

Net operating loss carryforwards	$32,089	$31,050
Internet database development expenses	892	1,048
Stock option compensation	142	180
HIPoints Reserve	732	608
Other	740	891

Gross deferred tax assets	34,595	33,777
Valuation allowance	(1,926)	(29,227)

	32,669	4,550
Goodwill	(780)	(519)
Intangible assets created by acquisitions	(959)	—

Net deferred tax assets	$30,930	$4,031

      As of June 30, 2004, the Company has Federal and New York State net operating loss carryforwards of approximately $75 million and $73 million, respectively, that will begin to expire in 2020 as all 1999 loss carryforwards were used in 2004.

      Deferred tax assets have been recognized to the extent management believes it is more likely than not that the asset will be realized. Changes in facts, circumstances and projections may have an effect on the amount of the asset recognized in future periods.

      The reversal of the valuation allowance established against deferred tax assets for temporary differences resulting from APB 16 purchase accounting amounting to $2,315 was credited directly to goodwill, rather than income tax expense, resulting in zero net effect to the income statement. Further, the reversal of the valuation allowance established for stock option deductions, amounting to $6,168, was credited directly to additional paid in capital, resulting in zero net effect to the income statement. In addition, for fiscal 2004 a tax benefit for stock option deductions, amounting to $1,858, was also credited directly to additional paid in capital, resulting in zero net effect to the income statement.

      Under existing federal tax laws, Internal Revenue Code Sec. 382 provides for an annual limitation on the utilization of federal net operating losses and tax credit carryforwards generated prior to certain ownership changes. The acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes, and accordingly this could limit the Company’s ability to use its federal net operating loss and tax credit carryforwards in future years. As of June 30, 2004, of the Company’s total net operating loss carryover of $75 million, approximately $64 million is subject to an annual limitation under Internal Revenue Code Section 382.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

11.	Income Taxes — (Continued)

      In addition, Harris Interactive Europe has net operating loss carryforwards in the United Kingdom of approximately $4,723. A deferred tax valuation allowance of approximately $1,417 has been recorded against the deferred tax asset related to the United Kingdom net operating loss carryforwards. Harris Interactive Japan also has net operating loss carryforwards in Japan of approximately $1,331, some of which begin to expire in 2005. A deferred tax valuation allowance of approximately $520 has been recorded against the deferred tax assets related to Harris Interactive Japan’s net operating loss carryforwards.

      The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	2004	2003	2002

Expense (Benefit) at Federal statutory rate	$4,744	$2,772	$(5,017)
State income tax benefit, net of Federal income tax	(1,437)	249	(938)
Foreign rate differential	585	(10)	(778)
Merger related expenses	—	—	(1,426)
(Decrease) Increase in valuation allowance	(19,750)	(6,023)	8,172
Other	(106)	58	25

	$(15,964)	$(2,954)	$38

12.	Stockholders’ Equity

Common Stock

      In fiscal 2000, the Company amended its Certificate of Incorporation to increase the number of authorized common stock to 100,000,000 shares. At June 30, 2004 and 2003 the Company had no outstanding Warrants.

Employee Stock Purchase Plan

      The Company registered 500,000 shares of common stock in March 2000 for issuance under the 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each offering period. During fiscal years 2004, 2003 and 2002, employees purchased 67,015, 99,383 and 104,507 shares of common stock through the ESPP, respectively.

Treasury Stock

      In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company’s shares and general market conditions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity” unless such shares are formally retired. As of June 30, 2004, the Company had repurchased and retired 655,600 shares of common stock, at a cost of $1,693 under such program.

Investor Stock Options

      At June 30, 2004, the Company had outstanding investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris in March 2004. At June 30, 2003, the Company had outstanding investor options to acquire 12,220 shares of its common stock, which

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

12.	Stockholders’ Equity — (Continued)

represent options to acquire common stock of Total Research Corporation which were assumed by the Company in connection with the merger of Total Research Corporation in November 2001. Investor options for fiscal 2004 and 2003 are not included as options under the Company’s employee stock option plan, as discussed in Note 14 below.

13.	Net Income (Loss) Per Share

      The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the years ended June 30, 2004, 2003 and 2002. Unexercised stock options to purchase 1,686,887 and 564,343 shares of the Company’s common stock for the years ended June 30, 2004 and 2003, respectively, at weighted average prices per share of $9.13 and $8.05 were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock for fiscal 2004 and 2003, respectively. As a result of losses from continuing operations, unexercised stock options to purchase 6,543,458 shares of the Company’s common stock for the year ended June 30, 2002, at a weighted average price per share of $2.67, were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive.

	For the Years Ended June 30,

	2004	2003	2002

Weighted average outstanding common shares for basic EPS	56,099,330	52,983,689	46,136,445
Diluted effect of outstanding stock options	1,345,455	1,654,907	—
Shares for diluted EPS	57,444,785	54,638,596	46,136,445

      The following table sets forth the computation of basic and diluted net loss per share:

	2003	2002	2002

Numerator:
Net income (loss) attributable to holders of common stock	$29,918	$11,107	$(14,793)

Denominator for basic income (loss) per share — weighted average shares	56,099,330	52,983,689	46,136,445

Basic income (loss) per share	$0.53	$0.21	$(0.32)

Denominator for diluted income (loss) per share — weighted average shares	57,444,785	54,638,596	46,136,445

Diluted income (loss) per share	$0.52	$0.20	$(0.32)

14.	Employee Stock Options

      The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to purchase its common stock, generally at fair value as of the date of grant. Options generally vest over a period up to 4 years and expire after 10 years from the date of grant.

      The Company has registered 3,250,000 shares of common stock for issuance under the 1999 long-term incentive plan. There were 693,266 shares available for future grant at June 30, 2004.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

14.	Employee Stock Options — (Continued)

      During fiscal 2004 the Company registered an additional 1,100,000 shares for stock options that were issued to employees in connection with the hiring of its CEO and the acquisition of Novatris.

      Pursuant to the terms of the merger with Total Research Corporation, outstanding employee and director options to purchase common stock of Total Research Corporation became fully vested and exercisable to purchase an aggregate of 2,654,306 shares of the Company’s common stock on November 1, 2001. All other terms of these options continue to be governed by the applicable Total Research option agreements.

      A summary of the status of the Company’s employee stock options (including options under the Company plan, Total Research director and employee options after November 1, 2001, and options issued outside the Company plan to new employees) for the years ended June 30, 2004, 2003 and 2002 is as follows:

	Number of	Weighted Average
	Shares	Price Per Share

Outstanding at June 30, 2001	3,858,484	$3.38
Assumed in acquisition	2,654,306	2.05
Granted	877,000	2.10
Canceled	(367,194)	6.51
Exercised	(723,538)	1.15

Outstanding at June 30, 2002	6,299,058	2.70
Granted	785,000	2.48
Canceled	(524,572)	4.51
Exercised	(1,870,341)	1.49

Outstanding at June 30, 2003	4,689,145	2.95
Granted	1,569,500	8.55
Canceled	(96,007)	5.05
Exercised	(2,033,936)	2.23

Outstanding at June 30, 2004	4,128,702	$5.38

      Employee stock options exercisable as of June 30, 2004, 2003 and 2002 amounted to 2,076,730, 3,436,548 and 4,965,355, respectively. The weighted average exercise price of the exercisable options at June 30, 2004, 2003 and 2002 was $3.73, $3.00 and $2.43, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

14.	Employee Stock Options — (Continued)

      The following represents additional information about employee stock options outstanding at June 30, 2004:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercisable Price
Per Share	Outstanding	(Years)	(Per Share)	Exercisable	(Per Share)

$ .47 – $ .47	212,000	3.3	$0.47	212,000	$0.47
1.26 – 2.42	1,385,244	7.4	$2.16	913,956	$2.08
3.00 – 5.25	662,958	5.6	$3.85	626,635	$3.83
6.56 – 8.96	1,625,500	9.4	$8.50	81,139	$7.23
11.00 – 14.00	243,000	5.7	$11.35	243,000	$11.35

Total	4,128,702	7.6	$5.38	2,076,730	$3.73

      During fiscal 2000, 617,000 stock options were granted to employees at an amount that was less than the fair value of the common stock as of the grant date. Accordingly, the Company recorded $2,431 in unamortized deferred compensation in fiscal 2000 for these options that vested over 3 to 4 years. Compensation expense was amortized over the vesting period with unamortized deferred compensation recorded as a reduction in stockholders’ equity. No such options were granted in fiscal 2004, 2003 and 2002. During fiscal 2004, 2003 and 2002, compensation expense recognized in the consolidated statements of operations amounted to $56, $91 and $289, respectively.

      The weighted average fair market value of options granted during fiscal 2004, 2003 and 2002 was $4.28, $1.37 and $1.17, respectively. For purposes of this disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding in 2004, 2003 and 2002.

	2004	2003	2002

Risk-free interest rate	2.29%	2.35%	3.01%
Weighted average expected life (years)	4	4	3
Volatility factor	64%	72%	81%
Dividend yield	—	—	—

15.	401(k) Plan

      The Company established a 401(k) Plan (the “Plan”) effective January 1, 1995. Eligibility to participate in the Plan, including employer matching contributions, if any, is limited to those employees who are at least 21 years of age and have completed one year of employment with at least 1,000 hours of service. However, employees are eligible to contribute to the Plan upon completion of one quarter of service.

      Participants may contribute 1% to 100% of compensation up to federally established limitations. Employer matching contributions are discretionary, and include matching contributions and profit sharing contributions. Matching contribution expense incurred by the Company during fiscal 2004, 2003 and 2002 was $726, $616 and $634, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

16.	Acquired Intangible Assets Subject to Amortization

	As of June 30,

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Contract-based intangibles	$1,250	$833	$1,250	$520
Intangible Respondent Database	2,000	74	—	—
Customer Relationships	240	27	—	—
Trade Names	200	11	—	—

Total	$3,690	$945	$1,250	$520

	For the Years Ended
	June 30,

	2004	2003	2002

Aggregate amortization expense:
For the year ended	$425	$312	$241

Estimated amortization expense:
For the year ending June 30, 2005	$648

For the year ending June 30, 2006	$440

For the year ending June 30, 2007	$309

For the year ending June 30, 2008	$256

For the year ending June 30, 2009	$256

17.	Goodwill

Balance as of July 1, 2001	$8,913
Acquisitions of Market Research Solutions Limited and M&A Create Limited during the quarter ended September 30, 2001	5,276
Acquisition of Total Research during the quarter ended December 31, 2001	49,239

Balance as of July 1, 2002	$63,428
Additional purchase accounting adjustments in connection with the acquisition of Total Research	249
Goodwill written off related to the reversal of deferred tax asset valuation allowance	(418)

Balance as of June 30, 2003	$63,259
Acquisition of Novatris during the quarter ended March 31, 2004	2,962
Goodwill written off related to the reversal of deferred tax asset valuation allowance	(2,315)

Balance as of June 30,2004	$63,906

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

18.	Commitments and Contingencies

      The Company has several non-cancelable operating leases for office space, vehicles and equipment. Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are as follows:

Years Ending June 30:

2005	4,592
2006	3,418
2007	3,297
2008	3,142
2009	2,818
2010 and beyond	4,078

      Total rental expense for operating leases in 2004, 2003 and 2002 was $5,853, $5,183 and $5,922, respectively.

19.	Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

      Cash paid (received) during the year for:

	2004	2003	2002

Interest	$(513)	$(411)	$(1,686)

Taxes	$565	$(823)	$41

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2004, 2003 and 2002

20.	Unaudited Quarterly Results of Operations

      The following table presents unaudited consolidated quarterly statement of operations data for the years ended June 30, 2004 and 2003. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2002	2002	2003	2003	2003	2003	2004	2004

	(In thousands, except per share data)
Revenue from services	$30,329	$32,468	$32,080	$35,674	$33,267	$36,126	$35,428	$41,211
Cost of services	16,552	16,944	16,141	17,215	17,237	18,139	16,831	18,094

Gross Profit	13,777	15,524	15,939	18,459	16,030	17,987	18,597	23,117
Operating expenses:
Sales and marketing expenses	1,909	2,226	2,352	3,055	2,775	2,807	3,012	3,447
General and administrative expenses	11,003	11,763	11,411	13,330	11,325	12,094	13,105	13,707
Restructuring and asset impairment	—	(389)	(273)	(335)	—	—	—	—

Operating income	865	1,924	2,449	2,409	1,930	3,086	2,480	5,963
Interest and other income	168	149	114	132	121	128	158	197
Interest expense	(19)	(19)	(6)	(13)	—	(6)	—	(103)

Income before income taxes	1,014	2,054	2,557	2,528	2,051	3,208	2,638	6,057
Income tax (benefit) expense	—	—	—	(2,954)	800	983	997	(18,744)

Net income	$1,014	$2,054	$2,557	$5,482	$1,251	$2,225	$1,641	24,801

Basic net
Income per share	$0.02	$0.04	$0.05	$0.10	$0.02	$0.04	$0.03	$0.44

Diluted net
Income per share	$0.02	$0.04	$0.05	$0.10	$0.02	$0.04	$0.03	$0.43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of June 30, 2004 (the end of the period covered by this Report on Form 10-K) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Subsequent to the end of the Company’s fiscal year, on July 29, 2004, the Company issued an earnings release reporting fourth quarter and fiscal year end results. During preparation of this Report on Form 10-K, the Company effected an adjustment between two stockholders’ equity accounts, which adjustment resulted in a change to previously reported net income. The adjustment represents a significant deficiency, as defined by the PCAOB, with regards to the Form 10-K process. The Company is implementing new and additional procedures to reduce the likelihood of a recurrence.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2004 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to our executive officers and significant employees, see the section captioned “Executive Officers of Harris Interactive” in Part I of this Form 10-K. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

      The information required by Item 10 of Form 10-K with respect to the identification of the Company’s Audit Committee and Audit Committee financial expert is incorporated by reference from the information contained in the Section captioned “Corporate Governance — Committees of the Board of Directors” in the Proxy Statement.

      In 2004 we adopted a revised Code of Ethics applicable to all employees, officers, directors, representatives, consultants, contractors, and agents of the Company, as well as an Addendum to the Code of Ethics with additional requirements for our Chief Executive Officer and senior financial officers. The Code of Ethics and Addendum are available on our website at www.harrisinteractive.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics or Addendum applicable to our Chief Executive Officer or any senior financial officer by posting such information on our website.

Item 11.	Executive Compensation

      The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation of Executive Officers and Directors and Other Matters”, “Compensation Committee Report on Executive Compensation”, and “Comparison of 55 Month Cumulative Total Return” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation of Executive Officers and Directors and Other Matters  — Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Financial Statements

      The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets at June 30, 2004 and 2003	43
Consolidated Statements of Operations for the years ended
June 30, 2004, 2003 and 2002	44
Consolidated Statements of Cash Flows for the years ended
June 30, 2004, 2003 and 2002	45
Consolidated Statements of Stockholders’ Equity for the
years ended June 30, 2004, 2003 and 2002	46
Notes to Consolidated Financial Statements (including unaudited quarterly results of operations)	47

Financial Statement Schedules

      The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2004. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Reports on Form 8-K

      On April 2, 2004, a report on Form 8-K was furnished to the SEC pursuant to Item 9 announcing Albert Angrisani’s resignation as the Company’s President, Chief Operating Officer and member of the Board of Directors of the Company effective April 1, 2004 and announcing Gregory T. Novak’s promotion to President and Chief Operating Officer of the Company.

      On April 28, 2004, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 12 announcing the Company’s earnings for the calendar quarter ended March 31, 2004.

      On June 23, 2004, a report on Form 8-K was furnished to the SEC pursuant to Items 7 and 9 announcing the Company’s financial expectations for the fiscal year ending June 30, 2005.

EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc., Total Merger Sub Inc., and Total Research Corporation (Incorporated by reference to Harris Interactive’s Current Report on Form 8-K filed August 14, 2001, listed as Exhibit 99.1).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International, Inc. and the Shareholders of Novatris, S.A. (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Form 10-K filed September 27, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to Form 10-K filed August 31, 2001 and incorporated herein by reference).
10	.1*	1999 Long Term Incentive Plan and form of agreements thereto of the Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.2*	1999 Employee Stock Purchase Plan and form of agreements thereto of the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.3.1*	Confidentiality and Non-Competition Agreement dated September 1, 1999 between the Company and David H. Clemm (filed as Exhibit 10.5.2 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.3.2*	Consulting Agreement between the Company and James R. Riedman dated April 25, 2001 (filed as Exhibit 10.21 to Form 10-K filed August 31, 2002 and incorporated herein by reference).
10	.3.3*	Employment Agreement by and between the Company and Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).
10	.3.4*	Letter Agreement of Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).
10	.3.5*	Separation Agreement by and between the Company and David H. Clemm, dated as of March 15, 2002 (filed as Exhibit 10.1 to Form 10-Q filed May 15, 2002 and incorporated herein by reference).
10	.3.6*	Change of Control Agreement by and between the Company and Bruce A. Newman, dated as of June 28, 2002 (filed as Exhibit 10.25 to Form 10-K filed September 30, 2002 and incorporated herein by reference).
10	.3.7*	Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.26 to Form 10-K filed September 30, 2002 and incorporated herein by reference).
10	.3.8*	Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to Form 10-K filed September 30, 2002 and incorporated herein by reference).
10	.3.9*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.10*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to Form 10-Q filed on February 10, 2003 (erroneously referenced therein as Confidentiality and Non-Competition Agreement and incorporated herein by reference)).
10	.3.11*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to Form 10-Q filed on May 14, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak	George B. Terhanian
David B. Vaden

Exhibit
Number		Exhibit Title

10	.3.12*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.13*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.14*	Letter Agreement of Albert A. Angrisani, effective as of July 1, 2003 (filed as Exhibit 10.33 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.15*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.16*	Employment Agreement between the Company and Gregory T. Novak, dated November 7, 2003 (filed as Exhibit 10.1 to Form 10-Q filed February 13, 2004 and incorporated herein by reference).
10	.3.17*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to Form 8-K filed January 6, 2004 and incorporated herein by reference).
10	.3.18*	Employment Agreement between the Company and David Vaden, dated February 24, 2004 (filed as Exhibit 10.1 to Form 10-Q filed May 17, 2004 and incorporated herein by reference).
10	.3.19*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.3.20*	Employment Agreement between the Company and Gregory T. Novak, dated May 14, 2004 (filed as Exhibit 10.2 to Form 10-Q filed on May 17, 2004 and incorporated herein by reference).
10.4		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.5.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to Form 10-K filed August 31, 2001 and incorporated herein by reference).
10	.5.2	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.5.3	Lease for 111 Fifth Avenue, New York, New York dated June 9, 1994 between Louis Harris and Associates, Inc. and B.J.W. Associates (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed herewith).
10.7		Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.8	Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
21	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on page 72 of this Report).
31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Year ended June 30, 2002
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	383	364	273	474

Deferred tax valuation allowance	24,592	8,374	0	32,966

Year ended June 30, 2003
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	474	78	227	325

Deferred tax valuation allowance	32,966	0	3,739	29,227

Year ended June 30, 2004
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	325	416	504	237

Deferred tax valuation allowance	29,227	0	27,301	1,926

SIGNATURE

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

September 8, 2004

HARRIS INTERACTIVE INC.

By	/s/ BRUCE A. NEWMAN

Bruce A. Newman
Chief Financial Officer, Secretary and Treasurer
(On Behalf of the Registrant and as
Principal Financial and Accounting Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Bruce A. Newman and Robert E. Knapp, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT E. KNAPP Robert E. Knapp	Vice Chairman and Chief Executive Officer (Principal Executive Officer) and Director	September 8, 2004

/s/ BRUCE A. NEWMAN Bruce A. Newman	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	September 8, 2004

/s/ LEONARD R. BAYER Leonard R. Bayer	Director	September 8, 2004

/s/ GEORGE BELL George Bell	Director	September 8, 2004

/s/ GORDON S. BLACK Gordon S. Black	Director	September 8, 2004

/s/ DAVID BRODSKY David Brodsky	Director	September 8, 2004

/s/ STEPHEN D. HARLAN Stephen D. Harlan	Director	September 8, 2004

/s/ JAMES R. RIEDMAN James R. Riedman	Director	September 8, 2004

/s/ SUBRATA K. SEN Subrata K. Sen	Director	September 8, 2004

/s/ HOWARD L. SHECTER Howard L. Shecter	Director	September 8, 2004

/s/ ANTOINE G. TREUILLE Antoine G. Treuille	Director	September 8, 2004

EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc., Total Merger Sub Inc., and Total Research Corporation (Incorporated by reference to Harris Interactive’s Current Report on Form 8-K filed August 14, 2001, listed as Exhibit 99.1).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International, Inc. and the Shareholders of Novatris, S.A. (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Form 10-K filed September 27, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to Form 10-K filed August 31, 2001 and incorporated herein by reference).
10	.1*	1999 Long Term Incentive Plan and form of agreements thereto of the Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.2*	1999 Employee Stock Purchase Plan and form of agreements thereto of the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.3.1*	Confidentiality and Non-Competition Agreement dated September 1, 1999 between the Company and David H. Clemm (filed as Exhibit 10.5.2 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.3.2*	Consulting Agreement between the Company and James R. Riedman dated April 25, 2001 (filed as Exhibit 10.21 to Form 10-K filed August 31, 2002 and incorporated herein by reference).
10	.3.3*	Employment Agreement by and between the Company and Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).
10	.3.4*	Letter Agreement of Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).
10	.3.5*	Separation Agreement by and between the Company and David H. Clemm, dated as of March 15, 2002 (filed as Exhibit 10.1 to Form 10-Q filed May 15, 2002 and incorporated herein by reference).
10	.3.6*	Change of Control Agreement by and between the Company and Bruce A. Newman, dated as of June 28, 2002 (filed as Exhibit 10.25 to Form 10-K filed September 30, 2002 and incorporated herein by reference).
10	.3.7*	Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.26 to Form 10-K filed September 30, 2002 and incorporated herein by reference).
10	.3.8*	Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to Form 10-K filed September 30, 2002 and incorporated herein by reference).
10	.3.9*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.10*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to Form 10-Q filed on February 10, 2003 (erroneously referenced therein as Confidentiality and Non-Competition Agreement and incorporated herein by reference)).
10	.3.11*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to Form 10-Q filed on May 14, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak	George B. Terhanian
David B. Vaden

Exhibit
Number		Exhibit Title

10	.3.12*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.13*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.14*	Letter Agreement of Albert A. Angrisani, effective as of July 1, 2003 (filed as Exhibit 10.33 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.15*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to Form 10-K filed September 26, 2003 and incorporated herein by reference).
10	.3.16*	Employment Agreement between the Company and Gregory T. Novak, dated November 7, 2003 (filed as Exhibit 10.1 to Form 10-Q filed February 13, 2004 and incorporated herein by reference).
10	.3.17*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to Form 8-K filed January 6, 2004 and incorporated herein by reference).
10	.3.18*	Employment Agreement between the Company and David Vaden, dated February 24, 2004 (filed as Exhibit 10.1 to Form 10-Q filed May 17, 2004 and incorporated herein by reference).
10	.3.19*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.3.20*	Employment Agreement between the Company and Gregory T. Novak, dated May 14, 2004 (filed as Exhibit 10.2 to Form 10-Q filed on May 17, 2004 and incorporated herein by reference).
10.4		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.5.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to Form 10-K filed August 31, 2001 and incorporated herein by reference).
10	.5.2	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.5.3	Lease for 111 Fifth Avenue, New York, New York dated June 9, 1994 between Louis Harris and Associates, Inc. and B.J.W. Associates (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed herewith).
10.7		Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.8	Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
21	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on page 72 of this Report).
31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.