Form 10-Q
period 2004-09-30
HARRIS INTERACTIVE INC
filed 2004-11-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

On November 5, 2004, 60,596,458 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,153	$20,906
Marketable securities	21,081	35,658
Accounts receivable, less allowances of $182 and $237, respectively	30,619	23,876
Costs and estimated earnings in excess of billings on uncompleted contracts	9,212	5,885
Other current assets	4,682	4,227
Deferred tax assets	6,340	6,340

Total current assets	90,087	96,892
Property, plant and equipment, net	7,840	6,261
Goodwill	101,070	63,906
Other intangibles, less accumulated amortization of $1,188 and $945, respectively	9,964	2,745
Other assets	2,035	1,937
Deferred tax assets	24,384	25,383

Total assets	$235,380	$197,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,943	7,638
Accrued expenses	14,940	11,570
Billings in excess of costs and estimated earnings uncompleted contracts	13,240	10,756
Notes payable, current	2,829	—

Total current liabilities	37,952	29,964
Deferred tax liabilities	3,565	792
Other long-term liabilities	896	879
Notes payable	3,247	—
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 60,592,761 shares issued at September 30, 2004 and 57,013,320 shares issued at June 30, 2004	61	57
Additional paid in capital	218,245	195,817
Accumulated other comprehensive gain (loss)	101	(8)
Accumulated deficit	(28,687)	(30,377)

Total stockholders’ equity	189,720	165,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,380	$197,124

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2004	2003
Revenue from services	$40,735	$33,267
Cost of services	19,400	17,237

Gross profit	21,335	16,030
Operating expenses:
Sales and marketing expenses	4,171	2,775
General and administrative expenses	14,577	11,325

Total operating expenses	18,748	14,100

Operating income	2,587	1,930
Interest income	199	121
Interest expense	(20)	—

Income before income taxes	2,766	2,051

Income tax expense	1,077	800

Net income	1,689	1,251

Basic net income per share	$0.03	$0.02

Diluted net income per share	$0.03	$0.02

Weighted average shares outstanding — basic	57,906,060	54,870,034

Weighted average shares outstanding — diluted	59,101,706	56,936,690

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	For the
	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,689	$1,251
Adjustments to reconcile net income to net cash provided by operating activities - Depreciation and amortization	1,609	1,098
Cash payments related to restructuring	—	(41)
Amortization of deferred compensation	—	42
Amortization of premium and discount on marketable securities	31	98
(Increase)/decrease in assets net of acquisition- Accounts receivable	(321)	1,882
Cost and estimated earnings in excess of billings on uncompleted contracts	151	17
Other current assets	(26)	(156)
Other assets	1,344	762
Deferred taxes	937
(Decrease) increase in liabilities net of acquisition- Accounts payable	(1,782)	(2,271)
Accrued expenses	(1,147)	(810)
Other liabilities	17	211
Billings in excess of costs and estimated earnings on uncompleted contracts	199	(341)

Net cash provided by operating activities	2,701	1,742

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(19,711)	—
Purchase of marketable securities	(717)	(5,353)
Proceeds from maturities and sales of marketable securities	15,378	4,928
Capital expenditures	(659)	(305)

Net cash used in investing activities	(5,709)	(730)

Cash flows from financing activities:
Issuance of common stock and stock options	266	2,526

Net cash provided by financing activities	266	2,526
Effect of exchange rate changes on cash and cash equivalents	(11)	14

Net (decrease) increase in cash and cash equivalents	(2,753)	3,552
Cash and cash equivalents at beginning of period	20,906	20,391

Cash and cash equivalents at end of period	$18,153	$23,943

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Harris Interactive Inc. and its subsidiaries (collectively, the “Company” or “Harris Interactive”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed by the Company with the Securities and Exchange Commission on September 8, 2004.

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

Income Per Share

Basic income per share amounts are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

The Company has granted stock options to its officers and non-employee directors under a stock-based compensation plan, with employee grants typically vesting ratably over three to four years and expiring ten years from the date of grant. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below illustrates the effect on net income and net income per share based on provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	Three months ended
	September 30,
	2004	2003
Net Income – As Reported	$1,689	$1,251
Fair Value Compensation Expense, net of tax	514	162
Net Income – Pro Forma	1,175	1,089
Basic Net Income Per Share - As Reported	0.03	0.02
Basic Net Income Per Share – Pro Forma	0.02	0.02
Diluted Net Income Per Share - As Reported	0.03	0.02
Diluted Net Income Per Share – Pro Forma	0.02	0.02

Compensation costs charged against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three months ended September 30, 2003 totaled $42. There were no costs charged against income for the three months ended September 30, 2004.

3. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2004 and 2003. Unexercised stock options to purchase 1,909,887 and 258,000 shares of the Company’s common stock for the three months ended September 30, 2004 and 2003, respectively, at weighted average prices per share of $8.86 and $11.33, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months ended
	September 30,
	2004	2003
Weighted average outstanding common shares for basic EPS	57,906,060	54,870,034
Diluted effect of outstanding stock options	1,195,646	2,066,656
Shares for diluted EPS	59,101,706	56,936,690

4. COMPREHENSIVE INCOME

The components of the Company’s total comprehensive income were:

	Three months ended
	September 30,
	2004	2003
Net income	$1,689	$1,251
Foreign currency translation adjustments	(4)	150
Unrealized gain (loss) on marketable securities	113	(6)

Total comprehensive income	$1,798	$1,395

5. BUSINESS COMBINATIONS

WirthlinWorldwide

On September 8, 2004 the Company acquired all of the issued and outstanding capital stock of WirthlinWorldwide, Inc. (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Wirthlin, Capitol Merger Sub, LLC (“Capitol”) and the stockholders of Wirthlin. The transaction included the merger of Wirthlin into Capitol, a wholly owned subsidiary of the Company.

The Company and Wirthlin are engaged in complementary businesses in the market research and polling industry. This acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services, and use a combined worldwide network. This acquisition also provides the opportunity to convert Wirthlin traditional-based clients to the Internet and is expected to assist in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods. The Company also expects its presence in the Midwest United States, the United Kingdom and China to be strengthened.

The aggregate consideration was $43,155, including cash and shares of the Company’s common stock paid for the purchase price, and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $19,931, $5,000 of which the Company was required to deposit in escrow and which will be released to Wirthlin stockholders to the extent not used to pay certain claims within certain time periods described in the Merger Agreement. In addition, an aggregate of 3,524,990 shares of common stock was issued to the stockholders of Wirthlin, with an estimated fair value of $22,164, determined based on the average closing price of the Company’s common stock for the five day period ending September 10, 2004. The total purchase price is subject to adjustment based upon Wirthlin’s tangible net worth as reflected in its final closing balance sheet. Of the total consideration, the Company paid $500 to certain Wirthlin stockholders in consideration of a covenant not to compete and transaction costs amounting to $572.

The acquisition is accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141), and is included in the Company’s financial statements commencing on September 9, 2004. The Company has recorded approximately $33,239 in goodwill, $6,910 in intangibles and a deferred tax liability of $2,764 related to the acquisition. The goodwill is not deductible for tax purposes. The intangibles consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,200, $240, and $470, respectively, and useful lives of 10, 2, and 2, respectively.

The Company is in the process of completing its determination of the fair value of certain assets and liabilities. Therefore the allocation of purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$11,846
Property, Plant and Equipment, net	2,023
Goodwill	3,925
Intangible Assets	566
Other Long Term Assets	1,445

Total Assets Acquired	19,805

Current Liabilities	(7,959)
Notes Payable, Current	(2,828)
Notes Payable, Long Term	(3,248)

Total Liabilities Assumed	(14,035)

Net Assets Acquired	$5,770

The unaudited pro-forma information set forth below assumes the acquisition with Wirthlin had occurred at the beginning of fiscal 2004, after giving effect to adjustments for amortization of intangibles. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

	(Pro-forma Unaudited)
	Three months ended
	September 30,
	2004	2003
Revenue	$51,211	$46,215
Net income	1,993	1,751
Income per share – basic	$0.03	$0.03
Income per share — diluted	$0.03	$0.03

Novatris

On March 2, 2004 the Company acquired all of the issued and outstanding             shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existed under the laws of France, pursuant to the Share Purchase Agreement (the “Share Purchase Agreement”) among the Company, Harris Interactive International, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Novatris.

The Company and Novatris are engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing European panel. Early results indicate that the acquisition is creating opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another’s customers and use a combined worldwide network.

The aggregate purchase price was $5,827, including cash, common stock and options to purchase shares of the Company’s common stock. Total cash consideration for the acquisition amounted to $2,522. An aggregate of 315,279 shares of common stock, with an estimated fair value of $2,714, was issued to the stockholders of Novatris. The value was determined based on the average closing price of the Company’s common stock over the two-day period before and after the closing date. Additionally, pursuant to the Share Purchase Agreement the Company issued 88,887 options to purchase shares of the Company’s common stock with an estimated fair market value of $332. Total transaction costs amounted to $259.

The acquisition was accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141), and has been included in the Company’s financial statements commencing on March 2, 2004. The Company completed its determination of the fair value of assets acquired and liabilities assumed at the date of acquisition, as a result approximately $2,962 in goodwill, $2,440 in intangibles and a deferred tax liability of $830 were recorded related to the acquisition.

The following table summarizes the historical values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$1,651
Property, Plant and Equipment, net	138
Other Long Term Assets	511

Total Assets Acquired	2,300

Current Liabilities	(1,045)

Total Liabilities Assumed	(1,045)

Net Assets Acquired	$1,255

Under the terms and conditions of the Share Purchase Agreement the selling security holders could receive up to ¬1,351 (approximately $1,675 based on the September 30, 2004 euro conversion rate) in contingent consideration if Novatris achieves established net profit targets for the three calendar years ending December 31, 2006 as well as an additional ¬1,351 in contingent consideration for if Novatris achieves established panel growth targets for the three calendar years ending December 31, 2006. In the event that either, or both, of the above contingencies occurs the Company will allocate the contingent payments to goodwill.

Novatris, whose fiscal year coincides with the calendar year, experienced losses of approximately $1 million during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. Since Novatris did not report quarterly financial statements prior to the acquisition, the Company currently does not have consistent quarterly financial information accessible to provide relevant pro-forma financial results for the three-month period ended September 30, 2004, therefore no such results are reported.

6. GEOGRAPHIC INFORMATION

The Company currently has one reportable segment. The Company is comprised primarily of operations in the United States, Europe and Asia. Non-U.S. market research is comprised primarily of operations in the United Kingdom, Japan, France, Belgium and China. There were no significant inter-company transactions that materially affected the financial statements and all inter-company sales have been eliminated upon consolidation. Geographic information for the three months ended September 30, 2004 and 2003 are as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total
Three months ended September 30, 2004:
Revenue	$29,559	$9,753	$1,423	$40,735
Net income (loss)	1,456	380	(147)	1,689
Long-lived assets	103,198	14,359	3,352	120,909
Three months ended September 30, 2003:
Revenue	$25,166	$6,437	$1,664	$33,267
Net income (loss)	1,609	(162)	(196)	1,251
Long-lived assets	63,937	9,071	3,461	76,469

7. ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of September 30, 2004		As of June 30, 2004
	Gross carrying	Accumulated	Gross carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets Contract-based intangibles	$1,920	$1,104	$1,250	$833
Intangible Respondent Database	2,000	129	2,000	74
Customer Relationships	7,562	696	240	27
Trade Names	440	29	200	11

Total	$11,922	$1,958	$3,690	$945

	September 30,	September 30,
	2004	2003
Aggregate amortization expense:
For the three months ended	$259	$78

Estimated amortization expense:
For the year ending June 30, 2005	$1,637

For the year ending June 30, 2006	$1,639

For the year ending June 30, 2007	$1,138

For the year ending June 30, 2008	$876

For the year ending June 30, 2009	$876

8. GOODWILL

The changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows:

Balance as of July 1, 2004	$63,906
Acquisition of WirthlinWorldwide during the quarter ended September 30, 2004	37,164

Balance as of September 30, 2004	$101,070

9. RELATED PARTY TRANSACTIONS

Pursuant to the Wirthlin Merger Agreement, Wirthlin was merged into a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was appointed to the Company’s Board of Directors. Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC, in which he holds a 34.3% direct interest and 100% beneficial interest. WB&H Investments, in which the Richard B. Wirthlin Family LLC holds an 88.375% interest, is the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated September 15, 1985 (the “WB&H Lease”) covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Richard B. Wirthlin Family LLC is the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated April 23, 2002 (the “RBW Family LLC Lease”) covering facilities used by Wirthlin located at 1920 Association Drive, Reston Virginia. Under the terms of the WB&H Lease, Wirthlin pays rent in the amount of $12 per month, and under the terms of the RBW Family LLC Lease, Wirthlin pays rent in the amount of $42 per month, which also represents the related party rent expense for the quarter ended September 30, 2004. The stockholders of Wirthlin agreed to indemnify the Company against liabilities, if any, incurred by the Company in the event that the Company chooses to terminate the WB&H Lease after March 9, 2005.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share-Based Payment.” This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005. The Company is currently assessing the impact of this proposed Statement on its share-based compensation programs.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON THE INFORMATION AVAILABLE TO HARRIS INTERACTIVE ON THE DATE HEREOF, AND HARRIS INTERACTIVE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE RISK FACTORS SECTION SET FORTH IN OTHER REPORTS OR DOCUMENTS HARRIS INTERACTIVE FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS OUR ANNUAL REPORT ON FORM 10-K FILED SEPTEMBER 8, 2004 FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

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

We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. Harris Interactive Service Bureau (“HISB”) performs Internet-based research for other market research firms on a project-by-project basis in response to requests from those firms.

Business Combinations

On September 8, 2004 the Company acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger among the Company, Wirthlin, Capitol Merger Sub, LLC and the stockholders of Wirthlin. The Company and Wirthlin are engaged in complementary businesses in the market research and polling industry. This acquisition is expected to create opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services, and use a combined worldwide network. This acquisition also provides the opportunity to convert Wirthlin traditional-based clients to the Internet. Additionally, this acquisition is expected to assist in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods. The Company also expects its presence in the Midwest United States, the United Kingdom and China to be strengthened.

On March 2, 2004 the Company acquired all of the issued and outstanding             shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, for a combination of cash and shares of Harris Interactive common stock. The Company and Novatris are engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing European panel. Results to date indicate that the acquisition is creating opportunities for revenue growth, cost savings and other synergies.

These acquisitions were accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Wirthlin and Novartris were included in the Company’s financial statements commencing on September 8, 2004 and March 2, 2004, respectively. Further financial information about Business Combinations is included in Note 5, “Business Combinations,” to our Consolidated Financial Statements contained in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s financial statements in fiscal 2005 include:

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

Realizability of Deferred Tax Assets

The Company has evaluated the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company has considered future taxable income. As a result of the Company’s positive operating performance in fiscal 2003 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reversed in the fourth quarter of 2003 with the resultant benefit to income and goodwill. As a result of the continued profitable operating performance in fiscal 2004 and continued outlook for profitability, the remaining U.S. valuation allowance was reversed in the fourth quarter of 2004 with the resultant benefit to income, goodwill and equity. Further financial information about income taxes is included in Note 11, “Income Taxes,” to our Audited Consolidated Financial Statements for the fiscal year ended June 30, 2004 contained in our Form 10-K. The Company continues to maintain a valuation allowance related to Harris Interactive Europe and Harris Interactive Japan for net operating loss carryforwards.

HIPoints™ Loyalty Program

Since July 2001, the Company has had a loyalty program (HIPoints™), whereby points are awarded to market survey respondents who register for the Company’s online panel, complete online surveys and refer others to join our online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity. The Company maintains a reserve for its obligations with respect to future redemption of outstanding points, calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on research from other loyalty and retention programs and the Company’s actual redemption rates to date. An actual redemption rate that differs from this estimated redemption rate may have a material impact on the results of operations of the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenue:

	Three months ended
	September 30,
	2004	2003
Revenue from services	100%	100%
Cost of services	48	52

Gross profit	52	48

Operating expenses:
Sales and marketing	10	8
General and administrative	36	34

Operating income	6	6
Interest and other income, net	1	—

Income before taxes	7	6

Income tax expense	3	2

Net income	4	4

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue from services. Total revenue increased 22% to $40.7 million for the quarter ended September 30, 2004, from $33.3 million for the quarter ended September 30, 2003. This increase in quarterly revenue was driven by increases in revenue from U.S. and non-U.S. operations as well as additional revenue from our March 2004 acquisition of Novatris and September 2004 acquisition of Wirthlin. Wirthlin and Novatris contributed $2.6 million and $1.0 million in revenue, respectively, for the quarter ended September 30, 2004. Excluding the impact of these acquisitions, organic revenue for the three months ended September 30, 2004 was $37.1 million, an 11% increase from the prior year period.

U.S. revenue increased $4.4 million to $29.6 million for the quarter ended September 30, 2004, an increase of 17% over the prior year first quarter. Wirthlin accounted for $1.6 million of the increase. The remaining organic increase in U.S. revenue was predominately attributable to growth in our Health Care & Policy and HISB groups, which increased 25% and 43%, respectively.

Revenue in Europe increased $3.3 million, or 52%, over the prior year first quarter to $9.8 million from $6.4 million. Wirthlin and Novatris contributed $1 million each to the increased revenue for Europe. Organically, HI Europe increased $1.3 million, or 20%, from the prior year first quarter. Of this increase, $0.8 million was as a result of exchange rate differences and the depreciation of the U.S. dollar against the British Pound.

Revenue in Japan decreased 14%, to $1.4 million for the fiscal quarter ended September 30, 2004, from $1.7 million for the prior year first quarter. Of the revenue for Japan for the three months ended September 30, 2004, $0.1 million represents exchange rate gains and the depreciation of the U.S. dollar against the Japanese Yen. The decrease in Japan revenue is a direct result of the decline of phone-based market research throughout the industry in Japan.

Gross profit. Gross profit increased to $21.3 million, or 52% of revenue, during the first quarter of fiscal 2005, from $16.0 million or 48% of revenue for the same prior year quarter, due primarily to the growth in Internet-related business relative to overall revenue growth. Revenue from Internet-based services was $24.2 million, or 59% of total revenue, for the first quarter of fiscal 2005, compared with $17.9 million, or 54% of revenue for the first quarter of fiscal 2004. This increase in Internet revenue was due to the addition of new Internet-based projects as well as the conversion of existing, traditional work to the Internet in both the United States and in Europe. European Internet-based revenues increased to $2.5 million for the three months ended September 30, 2004, 25% of total European revenue, from $0.3 million for the prior year first quarter, because of our continued efforts to build our European database, including the acquisition of Novatris in March of 2004. HISB, which is 100% Internet-based, has also played a significant role in the growth of U.S. Internet revenue. HISB projects generate higher gross margins due to the fact that they are data collection only and typically do not include as much professional time as custom Internet-

based research work. For the three months ended September 30, 2004, HISB projects generated revenue for the Company of $2.9 million, up 43% from $2.0 million for the prior year first quarter. In addition to the conversion of work to the Internet, the Company also made significant progress in reducing data processing costs by outsourcing work to lower cost subcontractors, which in turn has improved our gross margins.

Sales and marketing. Sales and marketing expenses increased to $4.2 million, or 10% of revenue, for the first quarter of fiscal 2005 compared with $2.8 million, or 8% of revenue, for the same prior year quarter. As a percentage of revenue, sales and marketing expenses increased two percentage points. The increase is attributable to the increased headcount for our sales force in both the United States and United Kingdom. The increased costs for sales and marketing during the first quarter of fiscal 2005 are in line with both the increased revenue as compared to the first quarter of fiscal 2004 and management’s plan to increase sales in part by increasing our sales force during fiscal 2005.

General and administrative. General and administrative expenses increased to $14.6 million, or 36% of revenue, for the fiscal quarter ended September 30, 2004, as compared to $11.3 million or 34% of revenue for the same prior year quarter. Of the absolute dollar increase, $1.0 million is attributable to Wirthlin and $0.4 million was attributable to Novatris. Organically, general and administrative expenses increased to $13.2 million, an increase of 17% from $11.3 million for the prior year first quarter. Organic increases in general and administrative costs for the three months ended September 30, 2004 are largely due to increases in incentive compensation related expenses including salaries, fringe benefits and bonuses based on operating performance, as well as increases in depreciation and rent related to entering into a new lease agreement in New York City as of July 1, 2004.

Interest income, net of interest expense. Net interest and other income totaled $0.2 million for the quarter ended September 30, 2004, a slight increase from the $0.1 million for the quarter ended September 30, 2004.

Income taxes. The Company recorded an income tax provision of $1.1 million for the fiscal quarter ended September 30, 2004 as compared to a provision of $0.8 million for the prior year first quarter. The effective rate was consistent for the first quarter of each year at 39%. However, due to the net operating loss carryforwards of the Company in excess of $70 million, income tax expense was for fiscal 2004 and will be throughout fiscal 2005 and the foreseeable future, primarily a non-cash item for the Company.

Significant Factors Affecting Company Performance

Internet and Traditional Revenue Mix

The primary factors driving the growth in the Company’s gross profit and net income are growth in revenue and the mix of the revenue derived from Internet versus traditional work. The Company’s model is based upon the premise that Internet work is more profitable than traditional work, due to the comparatively low data collection cost of Internet work, as illustrated by the following table. The Company believes that the table, which should be viewed as illustrative and not as an actual measure or predictor of any particular project or the Company’s projects as a whole at any given point in time, reasonably represents comparability of traditional and Internet-based projects prior to adjustment for the other factors affecting profitability described below.

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

As our Internet business grows and our model matures, we have continued to analyze the differential between Internet and traditional work and have learned that the variables that affect the model are becoming commensurately more complex. For example, projects that have a majority of data collection using the Internet may still have a traditional data collection component, particularly in multi-country studies involving areas in which Internet databases are not fully developed. The traditional data collection component will tend to decrease profitability. Profitability also is decreased by direct costs of outsourcing and pass-through costs applicable to particular projects. On the other hand, once fixed costs of database development and maintenance are absorbed, increases in volume and revenues have a progressively increasing impact on profitability.

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

Regarding the mix of work, for the first quarter of fiscal 2005, the Company’s actual Internet mix was 59% on a global basis and 73% in the United States alone. Internet and traditional revenue by geographic location for the three months ended September 30, 2004 and 2003 is as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total
Three months ended September 30, 2004:
Internet Revenue	$21,698	$2,475	$26	$24,199
Traditional Revenue	7,861	7,277	1,398	16,536

Total Revenue	$29,559	9,752	1,424	40,735
Internet Percentage of Total	73%	25%	2%	59%
Three months ended September 30, 2003:
Internet Revenue	$17,535	$260	$111	$17,906
Traditional Revenue	7,631	6,177	1,553	15,361

Total Revenue	$25,166	6,437	1,664	33,267
Internet Percentage of Total	70%	4%	7%	54%

The Company considers all of the revenue from a project to be Internet-based whenever 50% or more of the surveys were completed over the Internet.

Development of Global Database

Although the Company continues to work to convert projects to the Internet in the United States, the primary new growth opportunity is in Europe, where the ability to change the Internet mix is dependent upon the Company’s success in maintaining the size and quality of its respondent panel and increasing customer acceptance of Internet-based work. The globalization of the Internet portion of the Company’s business has commenced and we expect it to ramp up over the next several years.

The Company’s global database of more than 6 million Internet survey respondents continues to be a critical component of its success. The Company believes that its multi-million participant U.S. database continues to be adequate to service its U.S. Internet-based business. In fiscal 2004, the Company began to conduct more Internet-based projects in Europe and continued its initiative to build a European database. To that end, we entered into various name acquisition agreements that resulted in names being added regularly to the European database. Our initiative was helped significantly with the acquisition of Novatris and its one million member European-based panel in March 2004. This initiative to increase our European database has continued in fiscal 2005 and as of September 2004 the Company’s European database included over 1.7 million names. The Company intends to continue to expand the European panel in fiscal 2005 and beyond in order to support the growth of Internet-based research in Europe. Additionally, in both the U.S. and in Europe, the Company intends to continue efforts to enhance existing and build new specialty panels. The amount of the Company’s investments in names for its databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, client demand and attrition.

Internet databases by their nature experience participant attrition. There are no standard measurement systems for such attrition, particularly in the Internet survey response field. Measurement involves complex variables. For example, determining attrition by lack of response from a panelist for a set length of time since last contact is not necessarily reflective of expected long-term attrition. The panelist may not have had an interest in responding regarding particular survey topics offered over a period of time but may, after an absence, respond to a later survey covering a topic of particular interest to the respondent. Moreover, panelists who receive what they perceive to be excessively frequent survey requests tend to have higher than normal rates of attrition. Thus, percentage rates of attrition may not be comparable or meaningful within the industry. When the Company first developed its Internet model, it expected attrition of panel members to be in the range of 20% annually. With the Company’s increased expertise gained from several years of investment in panel management techniques, it controls panel fatigue and monitors attrition in multiple ways. Its overall attrition rates by most measures, however, are less than the Company originally anticipated.

American Jobs Creation Act of 2004

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions which could affect the Company’s current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Net cash provided by operating activities was $2.7 million for the first three months of fiscal 2005 compared with $1.7 million for the same period during fiscal 2004. The positive cash flow in both fiscal 2005 and fiscal 2004 was due primarily to net income. Net income was $1.7 million for the three months ended September 30, 2004 and $1.3 million for the three months ended September 30, 2003. Cash flows for the three months ended September 30, 2004 also increased compared to the prior year period because of the fact that net income included an additional $0.5 million in non cash depreciation expense during the first quarter of fiscal 2005 as compared to the prior year first quarter.

Net cash used in investing activities was $5.7 million for the first three months of fiscal 2005, compared with $0.7 million for the same period in fiscal 2004. Fiscal 2005 cash used in investing activities included $19.7 in net cash paid in September 2004 for the acquisition of Wirthlin offset by $15.4 million in cash received from the sale of marketable securities that were used to pay for the acquisition. The Company also had $0.7 million in capital expenditures for the three months ended September 30, 2004. Net cash used in investing activities for the three months ended September 30, 2003 consisted of cash used to purchase marketable securities, net of proceeds from maturities and sales, of $0.4 million and capital expenditures of $0.3 million.

Net cash provided by financing activities was $0.3 million for the first three months of fiscal 2005, compared with $2.5 million for the same period during fiscal 2004. The change is directly attributable to a decrease in proceeds from the issuance of common stock and exercise of stock options in the first three months of fiscal 2005 compared to the same prior year period.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, our acquisition activities and other factors. Management anticipates that continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2005 will be consistent with fiscal 2004.

At September 30, 2004, the Company had approximately $39.2 million in cash, cash equivalents and marketable securities. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire businesses or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.

Capital Resources

At September 30, 2004, the Company had cash and cash equivalents balances of $18.2 million, a decrease from $20.9 at June 30, 2004, for the reasons described above under liquidity. In addition to cash and cash equivalents, at September 30, 2004 the Company also had $21.1 million in marketable securities, a decrease of 41% from $35.7 million at June 30, 2004. As stated above, the decrease in marketable securities during the first quarter of fiscal 2005 is a direct result of the Company using the proceeds from sale of marketable securities for the acquisition of Wirthlin.

As a result of the merger of Wirthlin into the Company's wholly owned subsidiary, Wirthlin Worldwide, LLC (the “Subsidiary”) as part of the acquisition of Wirthlin by the Company on September 8, 2004, the Subsidiary became obligated under Wirthlin’s existing obligations to SunTrust Bank (the “Bank”), including the following credit facilities (collectively, the “Credit Facilities”): (a) a letter agreement, covering the Term Loan and Line of Credit described below, dated February 6, 2002 (the “Loan Agreement”), (b) a Commercial Note dated February 6, 2002, with respect to a term loan (the “Term Loan”) in the original principal amount of $4 million made by the Bank to Wirthlin, (c) a Commercial Note, dated September 7, 2004, which covers an open-end, guidance line of credit in the maximum principal amount of $1.5 million (the “Line of Credit”) made available by the Bank to Wirthlin, and (d) a Consent, Waiver and Amendment to Loan Agreement, dated September 7, 2004. Advances under the Line of Credit are at the discretion of the Bank. The aggregate principal amount outstanding on September 30, 2004 was $1.9 million with respect to the Term Loan and $1.5 million with respect to the Line of Credit. The Term Loan bears interest at the LIBOR Rate plus 1.65%. The Line of Credit bears interest at the LIBOR Rate plus 1.50%. The Credit Facilities may be prepaid without premium or penalty. The Subsidiary is fully obligated to repay the Credit Facilities under their terms. The Credit Facilities also are secured by all of the assets of the Subsidiary and the prior affiliates of Wirthlin and by a pledge of a $3.7 million certificate of deposit. Richard B. Wirthlin and the Wirthlin Family Trust guarantee repayment of the Credit Facilities.

Additionally, as a result of the acquisition of Wirthlin, the Company became obligated under Wirthlin’s obligation to James Granger, a former shareholder of Wirthlin, pursuant to a promissory note dated April 29, 2004 (the “Granger Note”), in the initial principal amount of $2.6 million and bearing interest at the lesser of 12% or the prime rate. The Granger Note is payable in five annual installments of $0.5 million plus accrued and unpaid interest, beginning on April 29, 2005 and maturing on April 29, 2009. This note may be prepaid without premium or penalty. The aggregate principal amount outstanding on September 30, 2004 remains at $2.6 million with respect to the Granger Note.

At September 30, 2004, the Company had, and continues to maintain, lines of credit with commercial banks providing borrowing availability up to $10.0 million, at the prime interest rate. The prime rate in effect at September 30, 2004 was 4.75%. Borrowings under these arrangements are due upon demand. There were no borrowings under these agreements at September 30, 2004 or June 30, 2004. These lines of credit are collateralized by the assets of the Company.

The Company maintains a letter of credit for ¬3.1 million (approximately $3.8 million based on the September 30, 2004 euro conversion rate) that serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004, which reduces our borrowing capacity against the $10.0 million line of credit.

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

In order to continue to generate revenue, the Company must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of the Company’s revenue, the Company has had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. The Company’s ability to generate revenue is dependent not only on execution of its business plan but also on general market factors outside of its control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. The Company has international sales and operations in the United Kingdom, Japan, France, Belgium, Hong Kong and Singapore. Therefore we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. The Company measures our risk to foreign currency rate exposure on two levels, the first being the impact on operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

Foreign exchange translation gains and losses are included in the Company’s results of operations as a result of consolidating the results of operations of our United Kingdom, French, Japanese, Belgian, Hong Kong and Singaporean subsidiaries, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries were not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating our foreign subsidiaries due to the size of our foreign operations in comparison to our U.S. operations. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low given that our United Kingdom operations have historically produced low operating margins. However, as the operating margins in the United Kingdom increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. dollar could have a more significant impact on our net income and cash flows.

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

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of September 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2004, the Company issued an aggregate of 30,831 shares of its common stock as the Company’s matching contribution under its 401(k) Plan for an aggregate consideration of $203,173, which did not constitute a sale under Section 2(3) of the Securities Act of 1933, as amended.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

2.1	Agreement and Plan of Merger by and among Harris Interactive Inc., Wirthlin Worldwide, Inc., Capitol Merger Sub, LLC, and the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 2.1 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.1*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004.

10.2*	Letter Agreement between the Company and David Richardson, dated September 9, 2004.

10.3*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004.

10.4	Lease Agreement between Wirthlin Worldwide, Inc. (formerly known as Decima Research) and WB&H investments, dated September 15, 1985.

10.5	Lease Agreement between Wirthlin Worldwide, Inc. (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002.

10.6	Escrow Agreement by and among Harris Interactive Inc., Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.1 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.7	Form of Lock-Up Agreement by and among Harris Interactive Inc. and each of the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.2 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.8	Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among Harris Interactive Inc. and certain of the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.3 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.9	Form of Release given by each of the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.4 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.10	Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin Worldwide, Inc., and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.11	Letter agreement by and among Wirthlin Worldwide, Inc., SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.12	Commercial Note by Wirthlin Worldwide, Inc., in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.13	Commercial Note by Wirthlin Worldwide, Inc., in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.14	Promissory Note issued by Wirthlin Worldwide, Inc. to James Granger, dated April 29, 2004.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 9, 2004		Harris Interactive Inc.

	By	/s/ BRUCE A. NEWMAN

Bruce A. Newman
Chief Financial Officer, Secretary and Treasurer
(On Behalf of the Registrant and as Principal
Financial and Accounting Officer)

Exhibit Index

2.1	Agreement and Plan of Merger by and among Harris Interactive Inc., Wirthlin Worldwide, Inc., Capitol Merger Sub, LLC, and the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 2.1 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.1*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004.

10.2*	Letter Agreement between the Company and David Richardson, dated September 9, 2004.

10.3*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004.

10.4	Lease Agreement between Wirthlin Worldwide, Inc. (formerly known as Decima Research) and WB&H investments, dated September 15, 1985.

10.5	Lease Agreement between Wirthlin Worldwide, Inc. (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002.

10.6	Escrow Agreement by and among Harris Interactive Inc., Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.1 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.7	Form of Lock-Up Agreement by and among Harris Interactive Inc. and each of the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.2 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.8	Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among Harris Interactive Inc. and certain of the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.3 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.9	Form of Release given by each of the Stockholders of Wirthlin Worldwide, Inc., dated as of September 8, 2004 (filed as Exhibit 10.4 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.10	Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin Worldwide, Inc., and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.11	Letter agreement by and among Wirthlin Worldwide, Inc., SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.12	Commercial Note by Wirthlin Worldwide, Inc., in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.13	Commercial Note by Wirthlin Worldwide, Inc., in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.14	Promissory Note issued by Wirthlin Worldwide, Inc. to James Granger, dated April 29, 2004.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or arrangement.