Form 10-Q
period 2004-12-31
HARRIS INTERACTIVE INC
filed 2005-02-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On February 8, 2005 61,498,318 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q

QUARTER ENDED DECEMBER 31, 2004

PART I: FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,901	$20,906
Marketable securities	21,065	35,658
Accounts receivable, less allowances of $195 and $237, respectively	34,143	23,876
Costs and estimated earnings in excess of billings on uncompleted contracts	8,563	5,885
Other current assets	4,554	4,227
Deferred tax assets	5,276	6,340

Total current assets	93,502	96,892
Property, plant and equipment, net	10,468	6,261
Goodwill	102,611	63,906
Other intangibles, less accumulated amortization of $1,634 and $945, respectively	13,836	2,745
Other assets	1,823	1,937
Deferred tax assets	24,608	25,383

Total assets	$246,848	$197,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	7,689	7,638
Accrued expenses	20,394	11,570
Billings in excess of costs and estimated earnings uncompleted contracts	18,144	10,756
Notes payable, current	2,299	—

Total current liabilities	48,526	29,964

Deferred tax liabilities	3,734	792
Other long-term liabilities	1,163	879
Notes payable	933	—

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 60,743,796 shares issued at December 31, 2004 and 57,013,320 shares issued at June 30, 2004	61	57
Add itional paid in capital	218,931	195,817
Accumulated other comprehensive gain (loss)	767	(8)
Accumulated deficit	(27,267)	(30,377)

Total stockholders’ equity	192,492	165,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,848	$197,124

     The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue from services	$54,440	$36,126	$95,176	$69,393
Cost of services	26,093	18,139	45,493	35,376

Gross profit	28,347	17,987	49,683	34,017

Operating expenses:
Sales and marketing expenses	5,655	2,807	9,643	5,582
General and administrative expenses	20,357	12,094	35,117	23,419

Total operating expenses	26,012	14,901	44,760	29,001

Operating income	2,335	3,086	4,923	5,016

Interest income	149	128	349	244
Interest expense	(70)	(6)	(92)	(1)

Income before income taxes	2,414	3,208	5,180	5,259

Income tax expense	994	983	2,072	1,783

Net income	1,420	2,225	3,108	3,476

Basic net income per share	$0.02	$0.04	$0.05	$0.06

Diluted net income per share	$0.02	$0.04	$0.05	$0.06

Weighted average shares outstanding -basic	60,633,885	56,073,995	59,269,973	55,472,015

Weighted average shares outstanding -diluted	61,907,721	57,858,897	60,461,547	57,234,936

     The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	For the
	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,108	$3,476
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,433	2,279
Cash payments related to restructuring	—	(82)
Amortization of deferred compensation	—	56
Amortization of premium and discount on marketable securities	24	183
(Increase)/decrease in assets, net of acquisition-
Accounts receivable	(3,315)	(1,067)
Cost and estimated earnings in excess of billings on uncompleted contracts	909	(174)
Other current assets	(141)	372
Other assets	1,545	1,895
Deferred taxes	1,669	—
(Decrease) increase in liabilities, net of acquisition-
Accounts payable	(1,027)	(2,663)
Accrued expenses	3,983	215
Other liabilities	283	200
Billings in excess of costs and estimated earnings on uncompleted contracts	5,094	2,612

Net cash provided by operating activities	15,565	7,302

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(20,767)	—
Purchase of marketable securities	(2,402)	(10,495)
Proceeds from maturities and sales of marketable securities	17,036	10,457
Capital expenditures	(4,125)	(845)
Acquisition of trademarks	(4,000)	—

Net cash used in investing activities	(14,258)	(883)

Cash flows from financing activities:
Repayments of outstanding notes	(2,843)	—
Issuance of common stock and stock options	966	4,021

Net cash (used in) provided by financing activities	(1,877)	4,021
Effect of exchange rate changes on cash and cash equivalents	(435)	66

Net (decrease) increase in cash and cash equivalents	(1,005)	10,506
Cash and cash equivalents at beginning of period	20,906	20,391

Cash and cash equivalents at end of period	$19,901	$30,897

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

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue includes amounts billed to clients for subcontractor costs incurred in the completion of surveys. Furthermore, reimbursement of out-of-pocket expenses related to service contracts are also included in revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Impairment of Long Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company’s long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the long-lived asset is considered impaired when the projected undiscounted pre-tax cash flows are less than the carrying value. The recoverability of the carrying value of long-lived assets is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If cash flows are less than the carrying value of an asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are measured at the lower of their carrying amount or fair value less cost to sell. Fair value is determined through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

Post-employment Payments

The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part the payments relate to other relationships between the parties. Unless otherwise dictated by the terms of a specific contract, the Company assumes that the executive will comply with the terms of the contract and thus, recognizes the entire present value of the amount of post-termination payments to the executive at the time of termination. Consistent with this approach, in the quarter ended December 31, 2004, the Company recorded a cost of $750 to reflect payment obligations over the succeeding twenty-four months to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004.

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

The Company has granted stock options to its officers and non-employee directors under a stock-based compensation plan, with employee grants typically vesting ratably over three to four years and expiring ten years from the date of grant. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below illustrates the effect on net income and net income per share based on provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$1,420	$2,225	$3,108	$3,476
Stock-based compensation expense determined under SFAS 123, net of tax	402	217	917	379

Pro forma net income	$1,018	$2,008	$2,191	$3,097

Net income per share:

Basic net income per share, as reported	$0.02	$0.04	$0.05	$0.06

Basic net income per share, pro forma	$0.02	$0.04	$0.04	$0.06

Diluted net income per share, as reported	$0.02	$0.04	$0.05	$0.06

Diluted net income per share, pro forma	$0.02	$0.04	$0.04	$0.05

Compensation costs charged against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three months ended December 31, 2003 totaled $14. Total compensation costs charged against income for the six months ended December 31, 2003 totaled $56. There were no such costs for the three and six months ended December 31, 2004.

3. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the three and six months ended December 31, 2004 and 2003. Unexercised stock options to purchase 1,822,887 and 2,509,887 shares of the Company’s common stock for the three and six months ended December 31, 2004, at weighted average prices per share of $8.95 and $8.35, respectively, were not included in the computations of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods. Unexercised stock options to purchase 363,000 shares of the Company’s common stock for the three and six months ended December 31, 2003, at weighted average prices per share of $10.23 were not included in the computations of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months ended		Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003

Weighted average outstanding common shares for basic EPS	60,633,885	56,073,995	59,269,973	55,472,015

Diluted effect of outstanding stock options	1,273,836	1,784,902	1,191,574	1,762,921

Shares for diluted EPS	61,907,721	57,858,897	60,461,547	57,234,936

4. COMPREHENSIVE INCOME

The components of the Company’s total comprehensive income were:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$1,420	$2,225	$3,108	$3,476
Foreign currency translation adjustments	539	223	535	373
Unrealized gain on marketable securities	127	9	240	3

Total comprehensive income	$2,086	$2,457	$3,883	$3,852

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

The Company and Wirthlin were engaged in complementary businesses in the market research and polling industry. This acquisition has started to create opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services, and use a combined worldwide network. This acquisition is also providing the opportunity to convert Wirthlin traditional-based clients to the Internet. Additionally, this acquisition is expected to assist in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods. The Company’s presence in the Midwest United States, the United Kingdom, and China also has been strengthened.

Taking into account closing balance sheet adjustments made during the second quarter, pursuant to the terms of the Merger Agreement, the aggregate consideration was $44,175 including cash and shares of the Company’s common stock paid for the purchase price, and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $21,455, $5,000 of which the Company was required to deposit in escrow and which will be released to Wirthlin stockholders to the extent not used to pay certain claims within certain time periods described in the Merger Agreement. In addition, an aggregate of 3,524,990 shares of common stock was issued to the stockholders of Wirthlin, with an estimated fair value of $22,129, determined based on the average closing price of the Company’s common stock for the five day period ending September 10, 2004. Of the total consideration, the Company paid $500 to certain Wirthlin stockholders in consideration of a covenant not to compete, and transaction costs amounting to $591.

The acquisition is accounted for under the purchase method in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and is included in the Company’s financial statements commencing on September 9, 2004. The Company has recorded $34,784 in goodwill, $7,780 in intangibles and a deferred tax liability of $2,912 related to the acquisition. The goodwill is not deductible for tax purposes. The intangibles consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,990, $290, and $500, respectively, and useful lives (in years) of 10, 2, and 2, respectively.

The Company is in the process of completing its determination of the fair value of certain assets and liabilities. Therefore the allocation of purchase price is subject to refinement.

The following table summarizes the historical fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$11,827
Property, plant and equipment, net	1,923
Goodwill	3,926
Other long term assets	1,393

Total assets acquired	19,069

Current liabilities	(8,470)
Notes payable, current	(2,828)
Notes payable, long term	(3,248)

Total liabilities assumed	(14,546)

Net assets acquired	$4,523

The unaudited pro-forma information set forth below assumes the acquisition of Wirthlin had occurred at the beginning of fiscal 2004, after giving effect to adjustments for amortization of intangibles. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

(Pro-forma Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue	$54,440	$51,647	$105,651	$97,861
Net income	1,420	2,934	3,413	4,684

Income per share — basic	$0.02	$0.05	$0.06	$0.08
Income per share — diluted	$0.02	$0.05	$0.06	$0.08

Novatris

On March 2, 2004 the Company acquired all of the issued and outstanding shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, pursuant to the Share Purchase Agreement (the “Share Purchase Agreement”) among the Company, Harris Interactive International, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Novatris.

The Company and Novatris were engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing European panel. Results-to-date indicate that the acquisition is creating opportunities for revenue growth, cost savings and other synergies including the ability to sell to one another’s customers and use a combined worldwide network.

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

The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, and has been included in the Company’s financial statements commencing on March 2, 2004. The Company completed its determination of the fair value of assets acquired and liabilities assumed at the date of acquisition and as a result, approximately $2,962 in goodwill, $2,440 in intangibles and a deferred tax liability of $830 were recorded related to the acquisition.

The following table summarizes the historical values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,651
Property, plant and equipment, net	138
Other long-term assets	511

Total assets acquired	2,300

Current liabilities	(1,045)

Total liabilities assumed	(1,045)

Net assets acquired	$1,255

Under the terms and conditions of the Share Purchase Agreement, the selling security holders could receive up to €1,351 (approximately $1,828 based on the December 31, 2004 Euro conversion rate) in contingent consideration if Novatris achieves established net profit targets for the three calendar years ending December 31, 2006, as well as an additional €1,351 in contingent consideration if Novatris achieves established panel growth targets for the three calendar years ending December 31, 2006. In the event that either or both of the above contingencies occur, the Company will allocate the contingent payments to goodwill.

Novatris, whose fiscal year coincided with the calendar year, experienced losses of approximately $1,000 during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. Since Novatris did not report quarterly financial statements prior to the acquisition, the Company currently does not have consistent quarterly financial information accessible to provide relevant pro-forma financial results for the three and six months ended December 31, 2004 and therefore, no such results are reported.

6. GEOGRAPHIC INFORMATION

The Company currently has one reportable segment. The Company is comprised primarily of operations in the United States, Europe and Asia. Non-U.S. market research is comprised primarily of operations in the United Kingdom, Japan, France, Belgium and China. There were no significant inter-company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation. Geographic information for the three and six months ended December 31, 2004 and 2003 is as follows:

	U.S.	Europe	Asia	Total
Three months ended December 31, 2004:
Revenue	$38,979	$13,100	$2,361	$54,440
Net income (loss)	1,404	119	(103)	1,420
Long-lived assets	103,073	46,566	3,707	153,346

Three months ended December 31, 2003:
Revenue	$27,398	$6,483	$2,245	$36,126
Net income (loss)	1,667	254	304	2,225
Long-lived assets	62,411	9,176	3,492	75,079

Six months ended December 31, 2004:
Revenue	$68,538	$22,854	$3,784	$95,176
Net income (loss)	2,884	485	(261)	3,108
Long-lived assets	103,073	46,566	3,707	153,346

Six months ended December 31, 2003:
Revenue	$52,565	$12,919	$3,909	$69,393
Net income (loss)	3,036	257	183	3,476
Long-lived assets	62,411	9,176	3,492	75,079

7. ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of December 31, 2004		As of June 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Contract-based intangibles	$1,750	$1,073	$1,250	$833
Intangible respondent database	2,000	185	2,000	74
Customer relationships	7,230	300	240	27
Trade names	4,490	76	200	11

Total	15,470	$1,634	$3,690	$945

		December 31,	December 31,
Aggregate amortization expense:		2004	2003

For the three months ended		$445	$78

For the six months ended		$689	$156

Estimated amortization expense:
For the year ending June 30, 2005		$1,560

For the year ending June 30, 2006		$1,534

For the year ending June 30, 2007		$1,074

For the year ending June 30, 2008		$955

For the year ending June 30, 2009		$955

On December 31, 2004, the Company entered into an exclusive license agreement (the “License”) with Taylor Nelson Sofres Plc (“TNS”), pursuant to which the Company licensed certain trade marks, service marks, tradenames and other intellectual property rights (collectively, the “Licensed Rights”) from TNS, in a territory consisting of Europe (except in France) and some of the former Soviet republics, for a period of five years. The Licensed Rights include, among others, rights to the names Harris, Harris Online, Harris Interactive, Harris Poll Interactive, Louis Harris, Harris Poll, Harris Survey and HPOL. During the term of the License, TNS has the right to use the Louis Harris name together with the above mentioned names in connection with its business in France as it has done prior to December 31, 2004. The License provides the Company with non-exclusive rights to the Licensed Rights in France provided that such use is not confusingly similar to names then being used by TNS affiliates in France. In connection with the signing of the License, and pursuant to its terms, the Company made a payment of $2,000 to TNS. In addition to the initial $2,000 payment, the license fee is payable in the amount of an additional $2,000 on the first anniversary of signing, upon which the License will be fully paid. Under the terms more fully described in the License, the Company has the right to acquire exclusive and full ownership and use of all of the Licensed Rights for no additional payment after payment of the $4,000 in license fees described above. The Company is currently in the process of determining the useful life of the acquired trade marks.

8. GOODWILL

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows:

Balance as of July 1, 2004	$63,906
Acquisition of WirthlinWorldwide during the quarter ended September 30, 2004	37,164

Purchase price accounting adjustments related to Wirthlin acquisition	1,541

Balance as of December 31, 2004	$102,611

9. RELATED PARTY TRANSACTIONS

Pursuant to the Wirthlin Merger Agreement, Wirthlin was merged into a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was appointed to the Company’s Board of Directors. Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC, in which he holds a 34.3% direct interest and 100% beneficial interest. WB&H Investments, in which the Richard B. Wirthlin Family LLC holds an 88.375% interest, is the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated September 15, 1985 (the “WB&H Lease”) covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Richard B. Wirthlin Family LLC is also the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated April 23, 2002 (the “RBW Family LLC Lease”) covering facilities used by Wirthlin located at 1920 Association Drive, Reston, Virginia. Under the terms of the WB&H Lease, Wirthlin pays rent in the amount of $12 per month, and under the terms of the RBW Family LLC Lease, Wirthlin pays rent in the amount of $42 per month, which amounts represent the related party rent expense for the quarter ended December 31, 2004. The stockholders of Wirthlin agreed to indemnify the Company against liabilities, if any, incurred by the Company in the event that the Company chooses to terminate the WB&H Lease after March 9, 2005.

10. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123(R)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is required to adopt SFAS No. 123(R) for interim periods beginning July 1, 2005. The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements.

SFAS 153

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends Accounting Principles Board Opinion No. 29 (“APB No. 29”), “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal periods beginning July 1, 2006. The Company is currently assessing the financial impact of SFAS No. 153 on its consolidated financial statements.

FSP FAS 109-2

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, the Company will not be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

FSP FAS 109-1

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of FSP FAS 109-1 on its consolidated financial statements.

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

Business Combinations

On September 8, 2004 the Company acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger among the Company, Wirthlin, Capitol Merger Sub, LLC and the stockholders of Wirthlin. The Company and Wirthlin were engaged in complementary businesses in the market research and polling industry. This acquisition has started to create opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services, and use a combined worldwide network. This acquisition also provided the opportunity to convert Wirthlin traditional-based clients to the Internet. Additionally, this acquisition is expected to assist in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods. The Company’s presence in the Midwest United States, the United Kingdom and China also has been strengthened.

On March 2, 2004 the Company acquired all of the issued and outstanding shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, for a combination of cash and shares of Harris Interactive common stock. The Company and Novatris were engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing European panel. Results to date indicate that the acquisition is creating opportunities for revenue growth, cost savings and other synergies.

These acquisitions were accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS No. 141). Wirthlin and Novatris were included in the Company’s financial statements commencing on September 9, 2004 and March 2, 2004, respectively. Further financial information about Business Combinations is included in Note 5, “Business Combinations,” to our Consolidated Financial Statements contained in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s financial statements in fiscal 2005 include:

•	Revenue recognition,

•	Provision for uncollectible accounts,

•	Valuation of intangible assets and other long-lived assets,

•	Valuation of goodwill,

•	Realizability of deferred tax assets,

•	HIPoints™ loyalty program, and

•	Post-employment payments.

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

Valuation of Goodwill

With respect to goodwill, the Company completes an impairment test on an annual basis. In performing this annual test, the Company compares the fair value of its reporting unit with its carrying amount, including goodwill. In the event that the reporting unit’s carrying value exceeds its fair value, the Company would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, the Company also assesses the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable.

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

Post-employment Payments

The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part the payments relate to other relationships between the parties. Unless otherwise dictated by the terms of a specific contract, the Company assumes that the executive will comply with the terms of the contract and thus, recognizes the entire present value of the amount of post-termination payments to the executive at the time of termination. Consistent with this approach, in the quarter ended December 31, 2004, the Company recorded a cost of $0.8 million to reflect payment obligations over the succeeding twenty-four months to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenue:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue from services	100.0%	100.0%	100.0%	100.0%
Cost of services	47.9	50.2	47.8	51.0

Gross profit	52.1	49.8	52.2	49.0

Operating expenses:
Sales and marketing	10.4	7.8	10.1	8.0
General and administrative	37.4	33.5	36.9	33.7

Operating income	4.3	8.5	5.2	7.3
Interest and other income, net	—	—	—	—

Income before taxes	4.3	8.5	5.2	7.3

Income tax expense	1.8	2.7	2.2	2.6

Net income	2.5	5.8	3.0	4.7

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Revenue from services. Total revenue increased $18.3 million to $54.4 million for the quarter ended December 31, 2004, an increase of 50.7% over the prior year second quarter. This increase was driven by increases in revenue from U.S. and international operations, as well as additional revenue from our March 2004 acquisition of Novatris and September 2004 acquisition of Wirthlin. Wirthlin and Novatris contributed $13.9 million and $1.1 million in revenue, respectively, for the quarter ended December 31, 2004. Excluding the impact of these acquisitions, organic revenue for the three months ended December 31, 2004 was $39.4 million, a 9.0% increase from the same prior year period.

U.S. revenue increased $11.6 million to $39.0 million for the quarter ended December 31, 2004, an increase of 42.3% over the prior year second quarter. Wirthlin contributed $9.8 million to the increase. The remaining organic increase in U.S. revenues was predominantly attributable to growth in our Health Care & Policy group, which increased 25.3% from the same prior year period.

Revenue in Europe increased $6.6 million to $13.1 million for the quarter ended December 31, 2004, an increase of 102.1% over the prior year second quarter. Wirthlin and Novatris contributed $3.7 million and $1.1 million, respectively, to the increase. Organically, HI Europe revenues increased $1.8 million or 28.3% from the prior year period. Of this increase, $0.7 million was as a result of exchange rate differences and the depreciation of the U.S. Dollar against the British Pound.

Revenue in Asia increased $0.1 million to $2.3 million for the quarter ended December 31, 2004, an increase of 5.2% from the same prior year period. Wirthlin contributed $0.5 million to the increase. HI Japan revenues decreased $0.4 million or 17.5% from the prior year second quarter. Of the revenue for HI Japan for the three months ended December 31, 2004, $0.1 million represents exchange rate gains and the depreciation of the U.S. dollar against the Japanese Yen. The aforementioned decrease in HI Japan revenue is a direct result of the continued decline of phone-based market research throughout the industry in Japan.

Revenue from Internet-based services was $25.9 million or 47.5% of total revenue for the second quarter of fiscal 2005, compared with $20.0 million or 55.5% of total revenue for the prior year second quarter. This overall increase in Internet revenue was due to the addition of new Internet-based projects, along with the continued focus on conversion of existing, traditional work to the Internet in both the United States and in Europe. European Internet-based revenues increased to $2.6 million or 20.0% of total European revenue for the three months ended December 31, 2004, compared to $1.0 million or 15.1% for the prior year second quarter. This increase was the result of our continued efforts to build our European database, as well as our acquisition of Novatris in March 2004. The decrease in Internet revenue as a percentage of total revenue for the second quarter of fiscal 2005 compared with the same prior year period is directly attributable to the September 2004 acquisition of Wirthlin, which historically has had a lower percentage of internet revenue. During the three months ended December 31, 2004, Wirthlin’s internet revenue as a percentage of total revenues was 6.5%.

Gross profit. Gross profit increased to $28.3 million or 52.1% of revenue during the quarter ended December 31, 2004, from $18.0 million or 49.8% of revenue for the same prior year quarter. Drivers of gross profit include changes in overall revenue, as discussed above, as well as the mix of revenue components on each project (e.g. professional time data processing and data collection). The increase over the same prior year period was due to an increase in overall revenue plus a greater percentage of professional time on projects, principally due to the addition of projects as a result of the September 2004 acquisition of Wirthlin. The Company continued to make significant progress in reducing data processing costs by outsourcing work to lower cost subcontractors, which in turn has contributed to improved gross margins. The improved gross margins are also evidenced by the growth in organic cost of services from the same prior year period, 5.1%, compared with organic revenue growth from the same prior year period of 9.0%.

Sales and marketing. Sales and marketing expenses increased to $5.7 million or 10.4% of total revenue for the quarter ended December 31, 2004, compared to $2.8 million or 7.8% of total revenue for the same prior year quarter. Of the absolute dollar increase, $1.5 million is attributable to Wirthlin, while $0.1 million is attributable to Novatris. Organically, sales and marketing expenses increased $1.2 million to $4.0 million during the second quarter of fiscal 2005, a 43.5% increase from the same prior year period. The organic increase is in line with both the increased revenue as compared to the second quarter of fiscal 2004, as well as management’s plan to increase sales in part by increasing our sales force throughout fiscal 2005.

General and administrative. General and administrative expenses increased to $20.4 million or 37.4% of total revenue for the quarter ended December 31, 2004, compared with $12.1 million or 33.5% of total revenue for the same prior year period. Of the absolute dollar increase, $4.7 million is attributable to Wirthlin, while $0.6 million is attributable to Novatris. Organically, general and administrative expenses increased $3.0 million to $15.1 million during the second quarter of fiscal 2005, a 24.7% increase from the prior year second quarter. Organic increases in general and administrative costs for the three months ended December 31, 2004 are primarily due to increases in employee-related expenses including salaries, fringe benefits and bonuses based on increased headcount and operating performance, along with increases in depreciation and rent related to entering into a new lease agreement in New York City as of July 1, 2004. In addition, general and administrative costs for the second fiscal quarter included a cost of $0.8 million to reflect payment obligations to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004.

Interest income, net of interest expense. Net interest and other income totaled $0.1 million for the quarter ended December 31, 2004, consistent with $0.1 million for the quarter ended December 31, 2003.

Income taxes. The Company recorded an income tax provision of $1.0 million for the quarter ended December 31, 2004, compared with $1.0 million for the prior year second quarter. The effective rate for the second quarter of the current fiscal year was 41.2%, compared with 30.6% for the same prior year period. The increase in the effective rate for the second quarter of the current fiscal year over the same prior year period is the result of tax benefit realized in the second quarter of the prior fiscal year as a result of the non-reversal of valuation allowances on the Company’s U.K. and Japan deferred tax assets, substantially comprised of net operating loss carryforwards. Due to the net operating loss carryforwards of the Company in excess of $70.0 million, income tax expense was for fiscal 2004 and will be throughout fiscal 2005 and the foreseeable future, primarily a non-cash item for the Company.

SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

Revenue from services. Total revenue increased $25.8 million to $95.2 million for the six months ended December 31, 2004, an increase of 37.2% over the six months ended December 31, 2003. This increase was driven by increases in revenue from U.S. and international operations as well as additional revenue resulting from our March 2004 acquisition of Novatris and September 2004 acquisition of Wirthlin. Wirthlin and Novatris contributed $16.4 million and $2.2 million in revenue, respectively, for the six months ended December 31, 2004. Excluding the impact of these acquisitions, organic revenue for the six months ended December 31, 2004 was $76.6 million, an increase of 10.3% from the same prior year period.

U.S. revenue increased $16.0 million to $68.5 million for the six months ended December 31, 2004, an increase of 30.4% over the six months ended December 31, 2003. Wirthlin accounted for $11.3 million of the increase. The remaining organic increase in U.S. revenue was predominately attributable to growth in our Health Care & Policy and HISB groups, which increased 25.3% and 11.8%, respectively, from the same prior year period.

Revenue in Europe increased $9.9 million to $22.9 million for the six months ended December 31, 2004, an increase of 76.9% over the six months ended December 31, 2003. Wirthlin and Novatris contributed $4.6 million and $2.2 million, respectively, to the revenue increase for Europe. Organically, HI Europe revenues increased $3.1 million, or 24.3%, from the same prior year period. Of this increase, $1.5 million was as a result of exchange rate differences and the depreciation of the U.S. Dollar against the British Pound.

Revenue in Asia decreased $0.1 million to $3.8 million for the six months ended December 31, 2004, a decrease of 3.2% from the prior year second quarter. Wirthlin contributed $0.5 million in revenue in Asia during the first six months of fiscal year 2005. HI Japan revenues decreased $0.6 million or 16.6% from the same prior year period. Of the revenue for HI Japan for the six months ended December 31, 2004, $0.2 million represents exchange rate gains and the depreciation of the U.S. Dollar against the Japanese Yen. The aforementioned decrease in HI Japan revenue is a direct result of the continued decline of phone-based market research throughout the industry in Japan.

Revenue from Internet-based services was $50.1 million or 52.6% of total revenue for the six months ended December 31, 2004, compared with $37.9 million or 54.7% of revenue for the same prior year period. The overall increase in Internet revenue was due to the addition of new Internet-based projects as well as the continued conversion of existing, traditional work to the Internet in both the United States and in Europe. HISB, which is 100% Internet-based, has also played a significant role in the growth of U.S. Internet revenue. HISB projects generate higher gross margins due to the fact that they are primarily data collection and typically do not include as much professional time as custom Internet-based research work. For the six months ended December 31, 2004, HISB projects generated revenue for the Company of $5.4 million, an increase of $0.6 million from the same prior year period. European Internet-based revenues increased to $5.1 million or 22.3% of total European revenues for the six months ended December 31, 2004, compared with $1.2 million or 9.6% for the same prior year period. This increase was the result of our continued efforts to build our European database, as well as our acquisition of Novatris in March 2004. The decrease in Internet revenue as a percentage of total revenue for the first six months of fiscal 2005 compared with the same prior year period is directly attributable to the September 2004 acquisition of Wirthlin, which historically has had a lower percentage of Internet revenue. Since September 2004, Wirthlin’s Internet revenue as a percentage of total revenues was 6.5%.

Gross profit. Gross profit increased to $49.7 million or 52.2% of total revenue during the six months ended December 31, 2004, from $34.0 million or 49.0% of total revenue for the same prior year quarter. Drivers of gross profit include changes in overall revenue, as discussed above, as well as the mix of revenue component on each project (e.g. professional time, data processing and data collection). The increase over the same prior year period was due to an increase in overall revenue plus a greater percentage of professional time on projects, principally due to the addition of projects as a result of the September 2004 acquisition of Wirthlin. The Company continued to make significant progress in reducing data processing costs by outsourcing work to lower cost subcontractors, which in turn has improved our gross margins. The improved gross margins are also evidenced by the growth in organic cost of services from the same prior year period, 4.6%, which was outpaced by organic revenue growth from the same prior year period of 10.3%.

Sales and marketing. Sales and marketing expenses increased to $9.6 million or 10.1% of revenue for the six months ended December 31, 2004, compared with $5.6 million or 8.0% of revenue for the same prior year period. Of the absolute dollar increase, $2.0 million is attributable to Wirthlin, while $0.2 million is attributable to Novatris. Organically, sales and marketing expenses increased $1.9 million to $7.5 million during the first six months of fiscal 2005, a 34.5% increase from the same prior year period. The organic increase is in line with both the increased revenue as compared to the first six months of fiscal 2004, as well as management’s plan to increase sales in part by increasing our sales force throughout fiscal 2005.

General and administrative. General and administrative expenses increased to $35.1 million or 36.9% of revenue for the six months ended December 31, 2004, compared with $23.4 million or 33.7% of revenue for the same prior year period. Of the absolute dollar increase, $5.6 million is attributable to Wirthlin, while $1.0 million was attributable to Novatris. Organically, general and administrative expenses increased to $28.5 million, an increase of 21.5% from the same prior year period. Organic increases in general and administrative costs for the six months ended December 31, 2004 are primarily due to increases in employee-related expenses including salaries, fringe benefits and bonuses based on increased headcount and operating performance, as well as increases in depreciation and rent related to entering into a new lease agreement in New York City as of July 1, 2004. In addition, general and administrative costs for the six months ended December 31, 2004 included a cost of $0.8 million to reflect payment obligations to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004.

Interest and other income, net. Net interest and other income totaled $0.3 million for the six months ended December 31, 2004, compared with $0.2 million for the six months ended December 31, 2003. The increase is due to improvements in interest rates over the same prior year period.

Income taxes. The Company recorded an income tax provision of $2.1 million for the six months ended December 31, 2004, compared with $1.8 million for the same prior year period. The effective rate for the first six months of fiscal 2005 of the current fiscal year was 40.0%, compared with 33.9% for the same prior year period. The increase in the effective rate for the first six months of the current fiscal year over the same prior year period is the result of tax benefit realized in the first six months of the prior fiscal year as a result of the non-reversal of valuation allowances on the Company’s U.K. and Japan deferred tax assets, substantially comprised of net operating loss carryforwards. Due to the net operating loss carryforwards of the Company in excess of $70.0 million, income tax expense was for fiscal 2004 and will be throughout fiscal 2005 and the foreseeable future, primarily a non-cash item for the Company.

Significant Factors Affecting Company Performance

Internet and Traditional Revenue Mix

We believe that the advantages to our clients afforded by our ability to collect data over the Internet, our proprietary Internet response weighting system, our large panel and our speciality panels continue to give us a competitive advantage which we believe has been a driver in our achievement of overall Company growth rates that exceeded industry averages based upon the most recent data published by Inside Research in May, 2004.

The mix of Internet revenue is a significant factory in our gross profit, which also is affected by the Company’s ability to achieve favorable margins on traditional methods of data collection. Data collection costs, however, are only one component of the Company’s costs of delivering work. Market research industry-specific factors significantly impact the Company’s profitability including among others project management, both as to pricing and cost availability and realization rates for professional time, and value-added which is revenue less out-sourced direct project costs. Because many Company contracts are performed on a fixed fee basis, management of pricing as well as control of the cost of delivery directly impact gross profit. The profitability of the professional services component of work directly reflects the Company’s ability to capture and bill time spent on projects.

The Company considers all of the revenue from a project to be Internet-based whenever 50% or more of the surveys were completed over the Internet. The Company’s actual Internet mix was 48% on a global basis and 59% in the United States alone, for the second quarter of fiscal 2005. Internet and traditional revenue by geographic location for the three and six months ended December 31, 2004 and 2003 is as follows:

	US	Europe	Asia	Total
Three Months Ended December 31, 2004:
Internet Revenue	$23,118	$2,615	$137	$25,870
Traditional Revenue	15,861	10,485	2,224	28,570
Total Revenue	38,979	13,100	2,361	54,440
Internet Percentage of Total	59%	20%	6%	48%

Three Months Ended December 31, 2003
Internet Revenue	$19,007	$980	$45	$20,032
Traditional Revenue	8,391	5,503	2,200	16,094
Total Revenue	27,398	6,483	2,245	36,126
Internet Percentage of Total	69%	15%	2%	55%

Six Months Ended December 31, 2004
Internet Revenue	$44,816	$5,091	$162	$50,069
Traditional Revenue	23,722	17,763	3,622	45,107
Total Revenue	68,538	22,854	3,784	95,176
Internet Percentage of Total	65%	22%	4%	53%

Six Months Ended December 31, 2003
Internet Revenue	$36,543	$1,239	$155	$37,937
Traditional Revenue	16,022	11,680	3,754	31,456
Total Revenue	52,565	12,919	3,909	69,393
Internet Percentage of Total	70%	10%	4%	55%

Moreover, the data collection component of Internet work is more profitable than traditional work, due to the comparatively low data collection cost compared to traditional work, as illustrated by the following table. The Company believes that the table, which should be viewed as illustrative and not as an actual measure or predictor of any particular project or the Company’s projects as a whole at any given point in time, reasonably represents comparability of traditional and wholly Internet-based projects prior to adjustment for the other factors affecting profitability described below.

	Traditional	Internet-Based
Revenue	100%	100%
Less: Cost of services (as a % of revenue)

Direct payroll	25%	30%
Data collection	40%	5% - 10%

Gross profit(as a % of revenue)	35%	60% - 65%

In addition to the above data collection costs and panel incentives, the Internet-based model has additional fixed costs associated with the development and maintenance of underlying databases and Internet technology. Such costs decrease net income for Internet-based work. On the other hand, once fixed costs of database development and maintenance are absorbed, increases in volume and revenues tend to have a progressively increasing impact on profitability assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course. HISB’s performance most closely tracks the above model within the Company.

Internet projects often still have a traditional data collection component, particularly in multi-country studies involving regions in which Internet databases are not fully developed. The traditional data collection component will tend to decrease profitability of the project, even though it is considered to be an Internet project because a majority of the completed surveys come from the Internet. Profitability also is decreased by direct costs of outsourcing and pass-through costs applicable to particular projects.

Development of Global Database

Although the Company continues to work to convert projects to the Internet in the United States, the primary new growth opportunity is in Europe, where the ability to change the Internet mix is dependent upon the Company’s success in maintaining the size and quality of its respondent panel and increasing customer acceptance of Internet-based work. The globalization of the Internet portion of the Company’s business has commenced and we expect it to continue over the next several years.

The Company’s global database of more than 6 million Internet survey respondents continues to be a critical component of its success. The Company believes that its multi-million participant U.S. database continues to be adequate to service its U.S. Internet-based business. In fiscal 2004, the Company began to conduct more Internet-based projects in Europe and continued its initiative to build a European database. To that end, we entered into various name acquisition agreements that resulted in names being added regularly to the European database. Our initiative was helped significantly with the acquisition of Novatris and its one million member European-based panel in March 2004. This initiative to increase our European database has continued in fiscal 2005 and as of December 2004 the Company’s European database included over 1.7 million names. The Company intends to continue to expand the European panel in fiscal 2005 and beyond in order to support the growth of Internet-based research in Europe. Additionally, in both the U.S. and in Europe, the Company intends to continue efforts to enhance existing and build new specialty panels. The amount of the Company’s investments in names for its databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, client demand and attrition.

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

Japan Strategy

As a result of the continued decline of profitability in Japan due to the overall decline of phone-based market research throughout the industry in Japan, we will continue to evaluate our overall strategic position in Japan as it relates to our Company-wide strategy. Approximately $3.0 million is recorded by the Company as goodwill related to Japan, and for the first six months of fiscal 2005, HI Japan contributed $3.3 million in revenues, and experienced a net loss of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.6 million for the first six months of fiscal 2005 compared with $7.3 million for the same period during fiscal 2004. The positive cash flow in both fiscal 2005 and fiscal 2004 was due in part to net income. Net income was $3.1 million for the six months ended December 31, 2004 and $3.5 million for the six months ended December 31, 2003. Cash flows for the six months ended December 31, 2004 also increased compared to the prior year period because of the fact that net income included an additional $1.2 million in non cash depreciation expense during the second quarter of fiscal 2005 as compared to the prior year second quarter.

Net cash used in investing activities was $14.3 million for the first six months of fiscal 2005, compared with $0.9 million for the same period in fiscal 2004. Fiscal 2005 cash used in investing activities included $20.8 million in net cash paid in connection with the September 2004 acquisition of Wirthlin, offset by $15.4 million in cash received from the sale of marketable securities that were used to pay for the acquisition. The Company also had $4.1 million in capital expenditures, and $4.0 million attributable to the acquisition of certain trademarks, for the six months ended December 31, 2004. Net cash used in investing activities for the six months ended December 31, 2003 consisted of cash used to purchase marketable securities, net of proceeds from maturities and sales, of $0.1 million and capital expenditures of $0.8 million.

Net cash used in financing activities was $1.9 million for the first six months of fiscal 2005, compared with $4.0 million in cash provided by financing activities for the same period during fiscal 2004. The change is directly attributable to a decrease in proceeds from the issuance of common stock and exercise of stock options in the first six months of fiscal 2005 compared to the same prior year period, along with the use of cash to make payments on outstanding notes assumed during the Company as part of the Wirthlin acquisition.

At December 31, 2004, the Company had cash and cash equivalents balances of $19.9 million, a decrease from $20.9 million at June 30, 2004, for the reasons described above. In addition to cash and cash equivalents, the Company also had $21.1 million in marketable securities at December 31, 2004, a decrease from $35.7 million at June 30, 2004. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire businesses, or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.

As a result of the merger of Wirthlin into the Company’s wholly-owned subsidiary, WirthlinWorldwide, LLC (the “Subsidiary”) as part of the acquisition of Wirthlin by the Company on September 8, 2004, the Subsidiary became obligated under Wirthlin’s obligations to SunTrust Bank (the “Bank”), including the following credit facilities (collectively, the “Credit Facilities”): (a) a letter agreement, covering the Term Loan and Line of Credit described below, dated February 6, 2002 (the “Loan Agreement”), (b) a Commercial Note dated February 6, 2002, with respect to a term loan (the “Term Loan”) in the original principal amount of $4.0 million made by the Bank to Wirthlin, (c) a Commercial Note, dated September 7, 2004, which covers an open-end, guidance line of credit in the maximum principal amount of $1.5 million (the “Line of Credit”) made available by the Bank to Wirthlin, and (d) a Consent, Waiver and Amendment to Loan Agreement, dated September 7, 2004. Advances under the Line of Credit are at the discretion of the Bank. The aggregate principal amount outstanding on December 31, 2004 was $1.7 million with respect to the Term Loan and $1.5 million with respect to the Line of Credit. The Term Loan bears interest at the LIBOR Rate plus 1.65%. The Line of Credit bears interest at the LIBOR Rate plus 1.50%. The Credit Facilities may be prepaid without premium or penalty. The Credit Facilities are full recourse to the Subsidiary, are secured by all of the assets of the Subsidiary and Wirthlin’s affiliates and by a pledge by the Wirthlin Family Trust of a $3.7 million certificate of deposit, and are guaranteed by Richard B. Wirthlin and the Wirthlin Family Trust. These credit facilities are subject to certain non-financial covenants, all of which the Company is in compliance with.

Additionally, as a result of the acquisition of Wirthlin, the Subsidiary became obligated under Wirthlin’s obligation to James Granger, a former shareholder of Wirthlin, pursuant to a promissory note dated April 29, 2004 (the “Granger Note”), in the initial principal amount of $2.6 million and bearing interest at the lesser of 12% or the prime rate. The Granger Note was payable in five annual installments of $0.5 million plus accrued and unpaid interest, beginning on April 29, 2005 and maturing on April 29, 2009, and could be prepaid without premium or penalty. The note was fully paid off during the second quarter of fiscal year 2005.

At December 31, 2004, the Company had, and continues to maintain, lines of credit with commercial banks providing borrowing availability of up to $10.0 million, at the prime interest rate (5.25% at December 31, 2004). Borrowings under these arrangements are due upon demand. There were no borrowings under these agreements at December 31, 2004 or June 30, 2004. These lines of credit are collateralized by the assets of the Company, and are subject to certain non-financial covenants, all of which the Company is in compliance with.

The Company maintains a letter of credit for €3.1 million (approximately $4.2 million based on the December 31, 2004 Euro to U.S. Dollar conversion rate) that serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004. The letter of credit reduces our borrowing capacity against the $10.0 million line of credit.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, our acquisition activities and other factors. Management anticipates continuing expenditures for property, plant and equipment and working capital requirements throughout fiscal 2005 at levels consistent with the first half of fiscal 2005.

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

Off Balance Sheet Risk Disclosure

The Company is not a party to any off balance sheet arrangements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. The Company has international sales and operations in the United Kingdom, Japan, France, Belgium, Hong Kong and Singapore. Therefore, we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. The Company measures our risk to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

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

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of December 31, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations thereunder, will require management of the Company to include an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Company is in the process of documenting and testing its internal controls to verify that such internal controls are designed properly and operating effectively. The Company will continue to evaluate the effectiveness of its internal controls and will take further action as appropriate.

PART II: OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Among others, Wirthlin Worldwide LLC is the defendant in an action by Xiashong Wu related to an automobile accident between Mrs. Wu and an employee of Wirthlin Worldwide. The action was commenced by the filing of a Motion for Judgment on December 16, 2004, and is pending in the Fairfax County Circuit Court in Fairfax County, Virginia. The plaintiff seeks $15 million in damages. The claim is partially covered by insurance and fully covered by an indemnity in favor of the Company from the former stockholders of Wirthlin. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of stockholders was held on November 9, 2004. The following matters were voted upon and received the votes set forth below:

1.	The individuals named below were re-elected to three-year terms as directors.

	Votes Cast
		Withheld
Director	For	Authority
Robert E. Knapp	52,987,058	1,287,514
Howard L. Shecter	51,172,160	3,102,412
Subrata K. Sen	47,473,710	6,800,862
Antoine G. Treuille	51,495,195	2,779,377

Directors continuing in office were Gordon S. Black, Leonard R. Bayer, George Bell, David Brodsky, Stephen D. Harlan, James R. Riedman, and Richard B. Wirthlin.

2.	An amendment to the Long Term Incentive Plan to increase the number of shares of common stock reserved for issuance under that plan by 4,000,000 was approved.

Votes Cast
			Broker
For	Against	Abstain	Non-Vote
31,289,859	13,548,340	119,357	9,317,016

3.	An amendment to the 1999 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under that plan by 500,000 shares.

Votes Cast
			Broker
For	Against	Abstain	Non-Vote
43,648,637	1,258,011	50,908	9,317,016

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

Exhibits

10.1*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.2*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.3*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.4*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.5*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.6*	Long-Term Incentive Plan (included as Appendix B to the Company’s Definitive Proxy Statement on

Schedule 14A filed on October 8, 2004 and incorporated herein by reference).

10.7*	1999 Employee Stock Purchase Plan (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2004 and incorporated herein by reference).

10.8*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to Form S-8 filed on December 14, 2004 and incorporated herein by reference).

10.9*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to Form S-8 filed on December 14, 2004 and incorporated herein by reference).

10.10	Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2005		Harris Interactive Inc.

	By:	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr.
Chief Financial Officer and Treasurer
(On Behalf of the Registrant and as Principal
Financial Officer)

/s/ BRUCE A. NEWMAN

Bruce A. Newman
Executive Vice President — Finance and Secretary
(On Behalf of the Registrant and as Principal
Accounting Officer)

Exhibit Index

10.1*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.2*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.3*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.4*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.5*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to Form 8-K filed on January 4, 2005 and incorporated herein by reference).

10.6*	Long-Term Incentive Plan (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2004 and incorporated herein by reference).

10.7*	1999 Employee Stock Purchase Plan (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2004 and incorporated herein by reference).

10.8*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to Form S-8 filed on December 14, 2004 and incorporated herein by reference).

10.9*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to Form S-8 filed on December 14, 2004 and incorporated herein by reference).

10.10	Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement.