Form 10-Q
period 2005-03-31
HARRIS INTERACTIVE INC
filed 2005-05-10
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

On May 6, 2005, 61,438,884 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q

QUARTER ENDED March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	March 31,	June 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$11,324	$12,511
Marketable securities	23,255	42,603
Accounts receivable, less allowances of $189 and $224, respectively	29,380	22,476
Costs and estimated earnings in excess of billings on uncompleted contracts	12,980	5,648
Other current assets	4,131	4,170
Deferred tax assets	5,374	6,340
Assets held for sale	3,394	6,800

Total current assets	89,838	100,548

Property, plant and equipment, net	12,970	6,031
Goodwill	100,430	60,953
Other intangibles, less accumulated amortization of $2,120 and $945, respectively	13,350	2,745
Other assets	1,363	1,562
Deferred tax assets	25,599	25,285

Total assets	$243,550	$197,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	9,551	6,859
Accrued expenses	19,198	11,466
Billings in excess of costs and estimated earnings uncompleted contracts	16,270	10,756
Liabilities held for sale	1,057	1,051

Total current liabilities	46,076	30,132

Deferred tax liabilities	4,431	792
Other long-term liabilities	1,350	711

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 61,362,073 shares issued at March 31, 2005 and 57,013,320 shares issued at June 30, 2004	61	57
Additional paid in capital	221,140	195,817
Accumulated other comprehensive gain (loss)	437	(8)
Accumulated deficit	(29,945)	(30,377)

Total stockholders’ equity	191,693	165,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,550	$197,124

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue from services	$50,858	$33,419	$142,772	$98,903
Cost of services	24,469	15,334	67,142	47,609

Gross profit	26,389	18,085	75,630	51,294

Operating expenses:
Sales and marketing expenses	5,287	2,977	14,860	8,490
General and administrative expenses	16,995	11,675	48,187	32,260
Depreciation and amortization	1,954	1,159	5,362	3,453
Restructuring charges	1,055	—	1,055	—

Total operating expenses	25,291	15,811	69,464	44,203

Operating income	1,098	2,274	6,166	7,091

Interest income	176	170	547	429
Interest expense	(24)	—	(116)	—

Income from continuing operations before income taxes	1,250	2,444	6,597	7,520

Income tax expense	651	976	2,722	2,759

Income from continuing operations	599	1,468	3,875	4,761
Income (loss) from discontinued operations (including loss on disposal of $3.1 million in 2005)	(3,277)	173	(3,443)	356

Net income (loss)	$(2,678)	$1,641	$432	$5,117

Basic net income (loss) per share (*):
Continuing operations	$0.01	$0.03	$0.06	$0.08
Discontinued operations	(0.05)	—	(0.06)	0.01

Basic net income (loss) per share	$(0.04)	$0.03	$0.01	$0.09

Diluted net income (loss) per share (*):
Continuing operations	$0.01	$0.03	$0.06	$0.08
Discontinued operations	(0.05)	—	(0.06)	0.01

Diluted net income (loss) per share	$(0.04)	$0.03	$0.01	$0.09

Weighted average shares outstanding -basic	61,237,999	56,508,266	60,248,777	55,811,250

Weighted average shares outstanding -diluted	61,817,643	58,175,448	61,044,281	57,377,029

(*)	Figures may not add due to rounding

     The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$432	$5,117
Income (loss) from discontinued operations	(3,443)	356

Income from continuing operations	3,875	4,761

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,322	3,410
Restructuring charges	1,055	—
Less: Cash payments related to restructuring charges	(42)	(123)
Amortization of deferred compensation	—	56
Amortization of premium and discount on marketable securities	16	284
(Increase) decrease in assets, net of acquisition-
Accounts receivable	(186)	1,756
Cost and estimated earnings in excess of billings on uncompleted contracts	(3,679)	(1,421)
Other current assets	(69)	(976)
Deferred taxes	1,887	2,757
Other assets	1,594	356
(Decrease) increase in liabilities, net of acquisition-
Accounts payable	1,529	(2,280)
Accrued expenses	289	1,128
Other liabilities	639	377
Billings in excess of costs and estimated earnings on uncompleted contracts	3,121	1,380

Net cash provided by operating activities	15,351	11,465

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(20,767)	(2,460)
Purchases of marketable securities	(20,070)	(29,559)
Proceeds from maturities and sales of marketable securities	39,427	17,083
Capital expenditures	(8,334)	(1,092)
Acquisition of trademarks	(4,000)	—

Net cash used in investing activities	(13,744)	(16,028)

Cash flows from financing activities:
Repayments of outstanding notes	(6,076)	—
Issuance of common stock and exercise of stock options	3,172	5,196

Net cash (used in) provided by financing activities	(2,904)	5,196

Net cash from discontinued operations	(7)	(797)
Effect of exchange rate changes on cash and cash equivalents	117	89

Net (decrease) increase in cash and cash equivalents	(1,187)	(75)

Cash and cash equivalents at beginning of period	12,511	15,728

Cash and cash equivalents at end of period	$11,324	$15,653

     The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Harris Interactive Inc. and its subsidiaries (collectively, the “Company” or “Harris Interactive”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. The consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated financial statements of the Company.

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

Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company’s long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the long-lived asset is considered impaired when the projected undiscounted pre-tax cash flows are less than the carrying value. The recoverability of the carrying value of long-lived assets is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If cash flows are less than the carrying value of an asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are measured at the lower of their carrying amount or fair value less cost to sell. Fair value is determined through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

Discontinued Operations

Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of a subsidiary of the Company that has been classified as discontinued operations are also reported as discontinued operations for all periods presented.

Post-employment Payments

The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part the payments relate to other relationships between the parties. Unless otherwise dictated by the terms of a specific contract, the Company assumes that the executive will comply with the terms of the contract and thus, recognizes the entire value of the amount of post-termination payments to the executive at the time of termination. Consistent with this approach, in the quarter ended December 31, 2004, the Company recorded a cost of $750 to reflect payment obligations over the succeeding twenty-four months to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004.

Net Income Per Share

Basic net income per share amounts are computed based on the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

The Company has granted stock options to its officers and non-employee directors under a stock-based compensation plan, with employee grants typically vesting ratably over three to four years and expiring ten years from the date of grant. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below illustrates the effect on net income and net income per share based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,678)	$1,641	$432	$5,117
Less: Stock-based compensation expense determined under SFAS 123, net of tax	408	348	1,325	727

Pro forma net income (loss)	$(3,086)	$1,293	$(893)	$4,390

Net income (loss) per share:

Basic net income (loss) per share, as reported	$(0.04)	$0.03	$0.01	$0.09

Basic net income (loss) per share, pro forma	$(0.05)	$0.02	$(0.01)	$0.08

Diluted net income (loss) per share, as reported	$(0.04)	$0.03	$0.01	$0.09

Diluted net income (loss) per share, pro forma	$(0.05)	$0.02	$(0.01)	$0.08

There were no compensation costs charged against income for options granted under the plans that had an exercise price less than the market value of the underlying common stock on the date of grant for the three months ended March 31, 2004. Total compensation costs charged against income for the nine months ended March 31, 2004 totaled $56. There were no such costs for the three and nine months ended March 31, 2005.

3. EARNINGS PER SHARE

The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2005 and 2004. Unexercised stock options to purchase 3,517,729 and 2,913,366 shares of the Company’s common stock for the three and nine months ended March 31, 2005, respectively, at weighted average prices per share of $7.93 and $8.27, respectively, were not included in the computations of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods. Unexercised stock options to purchase 1,446,887 and 1,681,887 shares of the Company’s common stock for the three and nine months ended March 31, 2004, respectively, at weighted average prices per share of $9.33 and $9.16, respectively, were not included in the computations of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods.

	Three months ended		Nine months ended
	March 31,		March 31
	2005	2004	2005	2004

Weighted average outstanding common shares for basic EPS	61,237,999	56,508,266	60,248,777	55,811,250

Diluted effect of outstanding stock options	579,644	1,667,182	795,504	1,565,779

Shares for diluted EPS	61,817,643	58,175,448	61,044,281	57,377,029

4. COMPREHENSIVE INCOME

The components of the Company’s total comprehensive income were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,678)	$1,641	$432	$5,117
Foreign currency translation adjustments	(289)	211	413	584
Unrealized gain (loss) on marketable securities	(42)	55	32	58

Total comprehensive income	$(3,009)	$1,907	$877	$5,759

5. BUSINESS COMBINATIONS

WirthlinWorldwide

On September 8, 2004, the Company acquired all of the issued and outstanding capital stock of WirthlinWorldwide, Inc. (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Wirthlin, Capitol Merger Sub, LLC (“Capitol”) and the stockholders of Wirthlin. The transaction included the merger of Wirthlin into Capitol, a wholly owned subsidiary of the Company.

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

Taking into account closing balance sheet adjustments made during the second fiscal quarter, pursuant to the terms of the Merger Agreement, the aggregate consideration was $44,175 including cash and shares of the Company’s common stock paid for the purchase price, and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $21,455, $5,000 of which the Company was required to deposit in escrow and which will be released to Wirthlin stockholders, to the extent not used, to pay certain claims within certain time periods described in the Merger Agreement. In addition, an aggregate of 3,524,990 shares of common stock was issued to the stockholders of Wirthlin, with an estimated fair value of $22,129, determined based on the average closing price of the Company’s common stock for the five day period ending September 10, 2004. Of the total consideration, the Company paid $500 to certain Wirthlin stockholders in consideration of a covenant not to compete, and transaction costs amounting to $591.

The acquisition is accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and is included in the Company’s financial statements commencing on September 9, 2004. The Company has recorded $35,557 in goodwill, $7,780 in intangibles and a deferred tax liability of $2,912 related to the acquisition. The goodwill is not deductible for tax purposes. The intangibles consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,990, $290, and $500, respectively, and useful lives (in years) of 10, 2, and 2, respectively.

The Company is in the process of completing its determination of the fair value of certain assets and liabilities. Therefore the allocation of purchase price is subject to refinement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$11,827
Property, plant and equipment, net	1,782
Goodwill, including $3,926 of acquired goodwill	39,483
Intangible assets, net of deferred tax liability of $2,912	4,868
Other long-term assets	2,100

Total assets acquired	60,060

Current liabilities	(9,809)
Notes payable, current	(2,828)
Notes payable, long-term	(3,248)

Total liabilities assumed	(15,885)

Net assets acquired	$44,175

The unaudited pro-forma information set forth below assumes that the acquisition of Wirthlin had occurred at the beginning of fiscal 2004, after giving effect to adjustments for the amortization of intangibles, as well as the impact of the Company’s decision to sell its Japanese operations. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

(Pro-forma Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue	$50,858	$45,710	$156,509	$139,662
Net income (loss)	(2,678)	1,657	735	6,426

Income (loss) per share — basic	$(0.04)	$0.03	$0.01	$0.12
Income (loss) per share — diluted	$(0.04)	$0.03	$0.01	$0.11

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

The Company and Novatris were engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing panel. Results-to-date indicate that the acquisition is creating opportunities for revenue growth, cost savings and other synergies, including the ability to sell to one another’s customers and use a combined worldwide network.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,651
Property, plant and equipment, net	138
Goodwill	2,962
Intangible assets, net of deferred tax liability of $830	1,610
Other long-term assets	511

Total assets acquired	6,872

Current liabilities	(1,045)

Total liabilities assumed	(1,045)

Net assets acquired	$5,827

Under the terms and conditions of the Share Purchase Agreement, the selling security holders could receive up to €1,351 (approximately $1,752 based on the March 31, 2005 Euro conversion rate) in contingent consideration if Novatris achieves established net profit targets for the three calendar years ending December 31, 2006, as well as an additional €1,351 in contingent consideration if Novatris achieves established panel growth targets for the three calendar years ending December 31, 2006. In the event that either or both of the above contingencies occur, the Company will allocate the contingent payments to goodwill.

Novatris, whose fiscal year coincided with the calendar year, experienced losses of approximately $1,000 during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. Since Novatris did not report quarterly financial statements prior to the acquisition, the Company currently does not have consistent quarterly financial information accessible to provide relevant pro-forma financial results for the three and nine months ended March 31, 2005. Therefore, no such results are reported.

6. RESTRUCTURING CHARGES

During the third quarter of fiscal 2005, the Company recorded restructuring charges directly related to cost reduction initiatives implemented by the Company’s management. Management developed a formal plan that included a reduction in staff of both the Company’s U.S and European operations. As a result of the plan, the Company also recorded a reserve for lease commitments related to office space in London that the Company determined was no longer needed as a result of the aforementioned reduction in staff, and the integration of the operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from the Company’s U.S. and European operations was 28.

The following table summarizes activity with respect the restructuring charges for the third quarter of fiscal 2005:

		Lease
	Severance	Commitments
Net charge fiscal 2005	$841	$214
Cash payments during fiscal 2005	(42)	—

Remaining reserve at March 31, 2005	$799	$214

As of March 31, 2005, all actions were completed. However cash payments will be made on a longer-term basis.

7. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2005, the Company committed to a plan to sell its Japanese subsidiaries (collectively, “HI Japan”). Currently, the Company is in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. In connection with the plan, the Company recorded a loss on disposal of $3,104. $2,954 of the recorded loss represents the impairment charge for full amount of the goodwill attributable to HI Japan, and $150 represents a reserve for anticipated costs to sell the business. The Company determined the impairment charge recorded during the quarter ended March 31, 2005 on May 3, 2005, and based the impairment on the fact that HI Japan did not contribute to the profitability of the Company as was initially anticipated at the time of acquisition. As a result of recording the goodwill write-down and reserve for anticipated costs to sell the business, the book values of the remaining net assets of HI Japan approximate their estimated fair value. The Company did not realize an income tax benefit as a result of the loss from discontinued operations, as the loss is deemed a capital loss, and the Company has no significant capital gains against which the capital loss can be offset.

The Company has reflected HI Japan as a discontinued operation, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes, and the carrying value of the assets and liabilities of HI Japan that are expected to be sold as soon as practicable, but in no event later than March 31, 2006, have been reflected in the accompanying consolidated financial statements as discontinued operations/assets held for sale/liabilities held for sale in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications of the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

The revenues and income (loss) attributable to HI Japan and reported in discontinued operations are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$1,181	$2,009	$4,442	$5,918
Income (loss) from discontinued operations	(3,277)	173	(3,443)	356

The following assets and liabilities of HI Japan to be sold are reported as assets and liabilities held for sale in the accompanying consolidated balance sheets at March 31 and June 30:

	2005	2004
Cash and cash equivalents	$1,352	$1,450
Accounts receivable, net	1,008	1,400
Costs and estimated earnings in excess of billings on uncompleted contracts	164	237
Other current assets	154	57
Property, plant and equipment, net	238	230
Goodwill	—	2,954
Other assets	379	374
Deferred tax assets	99	98

Assets held for sale	3,394	6,800

Accounts payable	519	779
Accrued expenses	538	272

Liabilities held for sale	1,057	1,051

8. GEOGRAPHIC INFORMATION

The Company currently has one reportable segment. The Company is comprised primarily of operations in the United States, Europe and Asia. Non-U.S. market research is comprised primarily of operations in the United Kingdom, France, Belgium and China. There were no inter-company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation. All information has been revised as applicable to reflect results from continuing operations only and therefore excludes the results of the Company’s Japanese subsidiaries, which are held for sale at March 31, 2005 (see Note 7, “Discontinued Operations”). Geographic information for the three and nine months ended March 31, 2005 and 2004 is as follows:

	U.S.	Europe	Asia	Total
Three months ended March 31, 2005:
Revenue	$39,093	$11,765	$—	$50,858
Long-lived assets	9,794	3,172	4	12,970
Deferred tax assets, net of valuation allowance	30,731	192	50	30,973

Three months ended March 31, 2004:
Revenue	$26,974	$6,445	$—	$33,419
Long-lived assets	4,732	1,813	—	6,545
Deferred tax assets, net of valuation allowance	1,131	18	—	1,149

Nine months ended March 31, 2005:
Revenue	$107,631	$34,619	$522	$142,772
Long-lived assets	9,794	3,172	4	12,970
Deferred tax assets, net of valuation allowance	30,731	192	50	30,973

Nine months ended March 31, 2004:
Revenue	$79,539	$19,364	$—	$98,903
Long-lived assets	4,732	1,813	—	6,545
Deferred tax assets, net of valuation allowance	1,131	18	—	1,149

9. ACQUIRED INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of March 31, 2005		As of June 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Contract-based intangibles	$1,750	$1,214	$1,250	$833
Intangible respondent database	2,000	241	2,000	74
Customer relationships	7,230	494	240	27
Trade names	4,490	171	200	11

Total	$15,470	$2,120	$3,690	$945

	March 31,	March 31,
	2005	2004
Aggregate amortization expense:
For the three months ended	$486	$99

For the nine months ended	$1,174	$255

Estimated amortization expense:
For the year ending June 30, 2005	$1,660

For the year ending June 30, 2006	$1,734

For the year ending June 30, 2007	$1,274

For the year ending June 30, 2008	$1,155

For the year ending June 30, 2009	$1,155

For the year ending June 30, 2010	$1,143

On December 31, 2004, the Company entered into an exclusive license agreement (the “License”) with Taylor Nelson Sofres Plc (“TNS”), pursuant to which the Company licensed certain trade marks, service marks, tradenames and other intellectual property rights (collectively, the “Licensed Rights”) from TNS, in a territory consisting of Europe (except in France) and some of the former Soviet republics, for a period of five years. The Licensed Rights include, among others, rights to the names Harris, Harris Online, Harris Interactive, Harris Poll Interactive, Louis Harris, Harris Poll, Harris Survey and HPOL. During the term of the License, TNS has the right to use the Louis Harris name together with the above mentioned names in connection with its business in France as it had done prior to December 31, 2004. The License provides the Company with non-exclusive rights to the Licensed Rights in France provided that such use is not confusingly similar to names then being used by TNS affiliates in France. In connection with the signing of the License, and pursuant to its terms, the Company made a payment of $2,000 to TNS. In addition to the initial $2,000 payment, the license fee is payable in the amount of an additional $2,000 on the first anniversary of signing, upon which the License will be fully paid. Under the terms more fully described in the License, the Company has the right to acquire exclusive and full ownership and use of all of the Licensed Rights for no additional payment after payment of the $4,000 in license fees described above. The Company is amortizing the Licensed Rights on a straight-line basis over the term of their useful life, which has been determined to be 20 years, as the pattern of economic benefit cannot be reliably determined.

10. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows:

Balance as of July 1, 2004	$63,906

Acquisition of WirthlinWorldwide during the quarter ended September 30, 2004 (see Note 5, “Business Combinations”)	37,164
Cumulative purchase price accounting adjustments related to Wirthlin acquisition	2,314
Impairment of goodwill attributable to Japanese subsidiaries held for sale (see Note 7, “Discontinued Operations”)	(2,954)

Balance as of March 31, 2005	$100,430

11. REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as current investments in a separate line item on our Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Operations for any period.

As of June 30, 2004, $6.9 million of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

For the fiscal periods ended March 31, 2005 and 2004, net cash provided by (used in) investing activities related to these current investments of $2.9 million and ($3.0) million, respectively, was included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

Current Investments

At March 31, 2005 and June 30, 2004, we held $4.1 million and $6.9 million, respectively, of current investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have historically had the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income.

12. RELATED PARTY TRANSACTIONS

Pursuant to the Wirthlin Merger Agreement, Wirthlin was merged into a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was appointed to the Company’s Board of Directors. Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC, in which he holds a 34.3% direct interest and 100% beneficial interest. WB&H Investments, in which the Richard B. Wirthlin Family LLC holds an 88.375% interest, is the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated September 15, 1985 (the “WB&H Lease”) covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Richard B. Wirthlin Family LLC is also the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated April 23, 2002 (the “RBW Family LLC Lease”), covering facilities used by Wirthlin located at 1920 Association Drive, Reston, Virginia. Under the terms of the WB&H Lease, Wirthlin pays rent in the amount of $12 per month, and under the terms of the RBW Family LLC Lease, Wirthlin pays rent in the amount of $42 per month, which amounts represent the related party rent expense for the three and nine months ended March 31, 2005. The stockholders of Wirthlin agreed to indemnify the Company against liabilities, if any, incurred by the Company in the event that the Company chooses to terminate the WB&H Lease.

13. STOCKHOLDER RIGHTS PLAN

On March 11, 2005, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated March 11, 2005 (the “Rights Agreement”). Under the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $.001 per share, to stockholders of record as of the close of business on March 29, 2005 (the “Record Date”). In addition, one Right automatically attaches to each share of common stock issued between the Record Date and the Distribution Date (defined below). Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of the Company’s Series A Preferred Stock, par value $.01 per share, at a cash exercise price of $27.48 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement. The Rights will separate from the common stock and will become exercisable only when a public announcement has been made that a person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock (an “Acquiring Person”), other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder, or ten days after a person commences, or publicly announces the intention to commence (which intention to commence remains in effect for five business days after such announcement), a tender offer or exchange offer that could result in the person or group becoming an Acquiring Person and that is not terminated within such ten-day period (the earlier of such dates being referred to as the “Distribution Date”). If a person or group becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right that number of Units equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the Company’s common stock. If there are insufficient shares of preferred stock to permit full exercise of all the Rights, holders of Rights may instead receive shares of the Company’s common stock, other securities, cash or property, or a combination thereof. If, at any time after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction with an Acquiring Person or certain other types of transaction specified in the Rights Agreement, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right, in lieu of shares of preferred stock, that number of shares of the common stock of the surviving entity equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the surviving entity’s common stock.

The Rights are not exercisable until a Distribution Date occurs and will expire on March 11, 2015, unless earlier redeemed by the Company in accordance with the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including without limitation the right to vote or receive dividends. The Rights Agreement will be reviewed and evaluated at least once every three years by a “TIDE Committee” of independent directors.

As of March 31, 2005, the Company has authorized the issuance of 5,000,000 shares of preferred stock, of which up to 1,000,000 (subject to adjustment as provided in the Certificate of Designation authorizing the preferred stock) are designated as Series A Preferred Stock, par value $.01 per share.

14. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123(R)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is required to adopt SFAS No. 123(R) for annual periods beginning after June 15, 2005.

The Company is currently assessing the financial impact of SFAS No. 123(R) on its consolidated financial statements.

SAB 107

In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models – SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). SFAS No. 153 amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal periods beginning July 1, 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or result of operations.

FSP FAS 109-2

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85% dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision of the AJCA. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the AJCA before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the AJCA on our consolidated financial statements and have not adjusted our tax expense or deferred tax liability as of March 31, 2005. We will complete our evaluation by June 30, 2005.

FSP FAS 109-1

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of FSP FAS 109-1 on its consolidated financial statements.

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

Note: Any differences appearing between numbers presented in financial statements and management’s discussion and analysis are due to rounding.

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

On March 2, 2004 the Company acquired all of the issued and outstanding shares of capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, for a combination of cash and shares of Harris Interactive common stock. The Company and Novatris were engaged in complementary businesses in the market research and polling industry. The acquisition added one million panel members to the Company’s existing panel. Results to date indicate that the acquisition is creating opportunities for revenue growth, cost savings and other synergies.

These acquisitions were accounted for under the purchase method in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS No. 141”). Wirthlin and Novatris were included in the Company’s financial statements commencing on September 9, 2004 and March 2, 2004, respectively. Further financial information about Business Combinations is included in Note 5, “Business Combinations,” to our Consolidated Financial Statements contained in this Form 10-Q.

Restructuring Charges

During the third quarter of fiscal 2005, the Company recorded $1.1 million in restructuring charges directly related to cost reduction initiatives implemented by the Company’s management. Management developed a formal plan that included a reduction in staff of both the Company’s U.S. and European operations. As a result of the plan, the Company also recorded a reserve for lease commitments related to office space in London that the Company determined was no longer needed as a result of the aforementioned reduction in staff and the integration of the operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from the Company’s U.S. and European operations was 28. Further financial information about Discontinued Operations is included in Note 6, “Restructuring Charges,” to our Consolidated Financial Statements contained in this Form 10-Q.

Discontinued Operations

During the third quarter of fiscal 2005, the Company committed to a plan to sell its Japanese subsidiaries (collectively “HI Japan”). Currently, the Company is in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. In connection with the plan, the Company recorded a loss on disposal of approximately $3.1 million, $3.0 million of which represents the impairment charge for the full amount of the goodwill attributable to HI Japan, and $0.2 million of which represents a reserve for anticipated costs to sell the business. The Company determined the impairment charge recorded during the quarter ended March 31, 2005 on May 3, 2005, and based the impairment on the fact that HI Japan did not contribute to the profitability of the Company as was initially anticipated at the time of acquisition. As a result of recording the goodwill write-down and the reserve for anticipated costs to sell the business, the book values of the remaining net assets of HI Japan approximate their estimated fair value. The Company did not realize an income tax benefit as a result of the loss from discontinued operations, as the loss is deemed a capital loss, and the Company has no significant capital gains against which the capital loss can be offset.

The Company has reflected HI Japan as a discontinued operation, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes, and the carrying value of the assets and liabilities of HI Japan that are expected to be sold as soon as practicable, but in no event later than March 31, 2006, have been reflected in the accompanying consolidated financial statements as discontinued operations/assets held for sale/liabilities held for sale in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications of the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Further financial information about Discontinued Operations is included in Note 7, “Discontinued Operations,” to our Consolidated Financial Statements contained in this Form 10-Q.

Subsequent Events

Effective as of May 4, 2005, the Board of Directors of the Company and Robert E. Knapp mutually agreed to Mr. Knapp’s resignation as Chairman and Chief Executive Officer of the Company. The Board appointed George Bell, an independent director of the Company, as Chairman. Gregory T. Novak, the President and Chief Operating Officer of the Company, will assume the title of Acting Chief Executive Officer of the Company. Upon his resignation, Mr. Knapp’s employment under his Employment Agreement with the Company made as of December 31, 2003, effective January 26, 2004, and as amended effective December 31, 2004, was terminated. Under the terms of Mr. Knapp’s Employment Agreement, upon termination of his employment without cause the Company is required to provide to Mr. Knapp an aggregate payment of $1,000,000 payable in 15 equal monthly installments, and continued coverage under the Company’s health and dental insurance plans for a period of 18 months following the termination.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s financial statements in fiscal 2005 include:

•	Revenue recognition,

•	Provision for uncollectible accounts,

•	Restructuring charges,

•	Discontinued operations,

•	Valuation of intangible assets and other long-lived assets,

•	Valuation of goodwill,

•	Realizability of deferred tax assets,

•	HIPoints™ loyalty program, and

•	Post-employment payments.

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

Restructuring Charges

Restructuring charges represent costs incurred to better align our cost structure with the needs of our business. Restructuring charges include severance related to reductions in staff and related expenses and the costs for consolidation of facilities. Costs for the consolidation of facilities are comprised of future obligations under the terms of the leases for identified excess space and asset impairment charges for fixed assets related to these spaces, less anticipated income from subleasing activities, if any. Estimates and assumptions are evaluated on a quarterly basis to reflect new developments and prevailing economic conditions. If actual conditions are more or less favorable than those we project, we may be required to record or reverse restructuring expenses associated with our excess office space.

Discontinued Operations

Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of HI Japan that have been classified as discontinued operations are also reported as discontinued operations for all periods presented.

Valuation of Intangible Assets and Other Long-lived Assets

The Company assesses the carrying value of its identifiable intangible assets and long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: a significant decrease in the market price of a long-lived asset; significant under-performance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets or their physical condition; and significant adverse industry or market trends. In the event that the carrying value of an asset is determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. Consistent with this approach, the Company recorded a $3.0 million impairment charge during the quarter ended March 31, 2005, the full amount of the goodwill attributable to HI Japan, the operations of which have been classified as discontinued operations for the quarter ended March 31, 2005.

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

Realizability of Deferred Tax Assets

The Company evaluates the valuation allowance and potential realization of its deferred tax assets on an ongoing basis. In the determination of the valuation allowance, the Company considers future taxable income. As a result of the Company’s positive operating performance in fiscal 2003 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reversed in the fourth quarter of 2003 with the resultant benefit to income and goodwill. As a result of the continued profitable operating performance in fiscal 2004 and continued outlook for profitability, the remaining U.S. valuation allowance was reversed in the fourth quarter of 2004 with the resultant benefit to income, goodwill and equity. Further financial information about income taxes is included in Note 11, “Income Taxes,” to our Audited Consolidated Financial Statements for the fiscal year ended June 30, 2004 contained in our Form 10-K. The Company continues to maintain a valuation allowance related to Harris Interactive Europe and Harris Interactive Japan for net operating loss carryforwards.

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

Post-employment Payments

The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part the payments relate to other relationships between the parties. Unless otherwise dictated by the terms of a specific contract, the Company assumes that the executive will comply with the terms of the contract and thus, recognizes the entire value of the amount of post-termination payments to the executive at the time of termination. Consistent with this approach, during the second quarter of fiscal 2005, the Company recorded a cost of $0.8 million to reflect payment obligations over the succeeding twenty-four months to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, our results of continuing operations expressed as a percentage of revenue:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue from services	100.0%	100.0%	100.0%	100.0%
Cost of services	48.1%	45.9%	47.0%	48.1%

Gross profit	51.9%	54.1%	53.0%	51.9%

Operating expenses:
Sales and marketing expenses	10.4%	8.9%	10.4%	8.6%
General and administrative expenses	33.4%	34.9%	33.8%	32.6%
Depreciation and amortization	3.8%	3.5%	3.8%	3.5%
Restructuring charges	2.1%	0.0%	0.7%	0.0%

Operating income	2.2%	6.8%	4.3%	7.2%

Interest and other income, net	0.3%	0.5%	0.3%	0.4%

Income from continuing operations before income taxes	2.5%	7.3%	4.6%	7.6%

Income tax expense	1.3%	2.9%	1.9%	2.8%

Income from continuing operations	1.2%	4.4%	2.7%	4.8%
Income (loss) from discontinued operations (including loss on disposal of $3.1 million in 2005	(6.4%)	0.5%	(2.4%)	0.4%

Net income (loss)	(5.2%)	4.9%	0.3%	5.2%

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The operations of Wirthlin have been fully integrated into those of the Company and can no longer be tracked separately. References to the impact of Wirthlin in the discussion of operations for the three months ended March 31, 2005 are based upon the Company’s assumption that the impact of Wirthlin on the Company’s operations has continued in a manner similar to the effect tracked by the Company in the quarter following the acquisition. In addition, the results of continuing operations for the three months ended March 31, 2005 and 2004 as presented and discussed herein do not include the results of our discontinued Japanese operations.

Revenue from services. Total revenue increased $17.4 million to $50.9 million for the quarter ended March 31, 2005, an increase of 52.2% over the same prior year period. This increase was driven by additional revenue resulting from our September 2004 acquisition of Wirthlin, increases in revenue from U.S. and international operations, as well as additional revenue resulting from our March 2004 acquisition of Novatris.

U.S. revenue increased $12.1 million to $39.1 million for the quarter ended March 31, 2005, an increase of 44.9% over the same prior year period. This increase in revenue is due primarily to the September 2004 acquisition of Wirthlin.

Revenue in Europe increased $5.3 million to $11.8 million for the quarter ended March 31, 2005, an increase of 82.6% over the same prior year period. This increase in revenue is due primarily to the September 2004 acquisition of Wirthlin, as well as $0.9 million in incremental revenue contributed by Novatris compared with the same prior year period. Of the overall increase in European revenue, $0.4 million was as a result of exchange rate differences and the weakening of the U.S. Dollar against the British Pound.

Revenue from Internet-based services was $28.9 million or 56.8% of total revenue for the third quarter of fiscal 2005, compared with $21.6 million or 64.7% of total revenue for the same prior year period. This overall increase in Internet revenue was due to the addition of new Internet-based projects, along with the continued focus on conversion of existing, traditional work to the Internet in both the United States and in Europe. European Internet-based revenues increased to $3.1 million or 26.0% of total European revenue for the three months ended March 31, 2005, compared to $1.1 million or 17.3% for the same prior year period. This increase was the result of our continued efforts to build our European database, as well as our acquisition of Novatris in March 2004. Novatris contributed $0.9 in incremental revenue when compared with the same prior year period. The decrease in Internet revenue as a percentage of total revenue for the third quarter of fiscal 2005 compared with the same prior year period is directly attributable to the September 2004 acquisition of Wirthlin, which historically has had a lower percentage of Internet-based projects.

Gross profit. Gross profit increased to $26.4 million or 51.9% of revenue for the quarter ended March 31, 2005, from $18.1 million or 54.1% of revenue for the same prior year period. Drivers of gross profit include changes in overall revenue, as discussed above, as well as the mix of revenue and cost components on each project (e.g. professional time, data processing and data collection). Gross profit also reflects the Company’s treatment of all unbillable time as either sales and marketing or general and administrative expense, based on the unbillable tasks on which the time is spent.

Sales and marketing. Sales and marketing expenses increased to $5.3 million or 10.4% of total revenue for the quarter ended March 31, 2005, compared to $3.0 million or 8.9% of total revenue for the same prior year period. Sales and marketing expense as a percentage of revenue increased 1.5% from the same prior year period. Both the dollar and percentage increases are primarily driven by management’s plan to increase sales in part by increasing our sales force throughout fiscal 2005, as evidenced by the addition of approximately 20 sales force employees for the year-to-date. Sales and Marketing expense also includes professional staff time in support of sales and marketing efforts of approximately $2.0 million for the quarter ended March 31, 2005, compared with approximately $0.8 million for the same prior year period.

General and administrative. General and administrative expenses increased to $17.0 million or 33.4% of total revenue for the quarter ended March 31, 2005, compared with $11.7 million or 34.9% of total revenue for the same prior year period. General and administrative expense as a percentage of revenue decreased 1.5% from the same prior year period. The dollar increase in general and administrative expenses is partially the result of increases in payroll and benefit expenses of $2.9 million, primarily driven by the approximately 290 employees added as a result of our September 2004 acquisition of Wirthlin. In addition, professional services fees, including fees related to compliance with the Sarbanes-Oxley Act of 2002, increased by $0.6 million, and rent expense increased by $0.6 million, primarily attributable to the relocation of the Company’s New York City office. The percentage decrease is the result of the increase in total revenue discussed above. General and administrative expense also includes unbillable professional staff time of approximately $2.9 million for the quarter ended March 31, 2005, compared with approximately $1.5 million for the same prior year period.

Depreciation and amortization. Depreciation and amortization increased to $2.0 million or 3.8% of total revenue for the quarter ended March 31, 2005, compared with $1.2 million or 3.5% of total revenue for the same prior year period. While depreciation and amortization expense remained fairly consistent as a percentage of total revenue, the dollar increase is primarily due to the depreciation and amortization associated with the fixed and intangible assets that were added as a result the Company’s acquisition of Wirthlin in September 2004.

Restructuring charges. During the third quarter of fiscal 2005, we recorded restructuring charges of approximately $1.1 million. Management developed a formal plan that included a reduction in staff of both the Company’s U.S. and European operations. Costs incurred during the quarter ended March 31, 2005 associated with the reduction in staff were $0.8 million. As a result of the plan, the Company also recorded a $0.2 million reserve for lease commitments related to office space in London that the Company determined was no longer needed as a result of the aforementioned reduction in staff, along with the integration of the operations of Wirthlin.

Interest income, net of interest expense. Net interest and other income totaled $0.2 million for the quarter ended March 31, 2005, consistent with $0.2 million for the same prior year period.

Income taxes. The Company recorded an income tax provision of $0.7 million for the quarter ended March 31, 2005, compared with $1.0 million for the same prior year period. The effective rate for the third quarter of the current fiscal year was 52.1%, compared with 39.9% for the same prior year period. The increase in the effective tax rate from the same prior year period is primarily due to an income tax benefit recorded as a result of an anticipated full year loss from the Company’s European operations, primarily as a result of the impact of the restructuring charges discussed above, $0.6 million of which directly relate to the Company’s European operations. Specifically, the tax benefit recorded increases the overall effective rate due to the lower European tax rate of 30%. Due to the Company’s net operating loss carryforwards in excess of $70.0 million, income tax expense will be for the remainder of fiscal 2005 and the foreseeable future, primarily a non-cash item for the Company.

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

The operations of Wirthlin have been fully integrated into those of the Company and can no longer be tracked separately. References to the impact of Wirthlin in the discussion of operations for the nine months ended March 31, 2005 are based upon the Company’s assumption that the impact of Wirthlin on the Company’s operations has continued in a manner similar to the effect tracked by the Company in the quarter following the acquisition. In addition, the results of continuing operations for the nine months ended March 31, 2005 and 2004 as presented and discussed herein do not include the results of our discontinued Japanese operations.

Revenue from services. Total revenue increased $43.9 million to $142.8 million for the nine months ended March 31, 2005, an increase of 44.4% over the same prior year period. This increase was driven by additional revenue resulting from our September 2004 acquisition of Wirthlin, increases in revenue from U.S. and international operations, as well as additional revenue resulting from our March 2004 acquisition of Novatris.

U.S. revenue increased $28.1 million to $107.6 million for the nine months ended March 31, 2005, an increase of 35.3% over the same prior year period. This increase in revenue is due primarily to the September 2004 acquisition of Wirthlin.

Revenue in Europe increased $15.3 million to $34.6 million for the nine months ended March 31, 2005, an increase of 78.8% over the same prior year period. This increase in revenue is due primarily to the September 2004 acquisition of Wirthlin. Of this increase, $2.1 million was as a result of exchange rate differences and the weakening of the U.S. Dollar against the British Pound.

Revenue from Internet-based services was $78.8 million or 55.2% of total revenue for the nine months ended March 31, 2005, compared with $59.4 million or 60.1% of revenue for the same prior year period. European Internet-based revenues increased to $8.1 million or 23.5% of total European revenues for the nine months ended March 31, 2005, compared with $2.4 million or 12.2% for the same prior year period. This increase was the result of our continued efforts to build our European database, as well as our acquisition of Novatris in March 2004. Novatris contributed $3.4 million in revenues during the nine months ended March 31, 2005. The decrease in Internet revenue as a percentage of total revenue for the first nine months of fiscal 2005 compared with the same prior year period is directly attributable to the September 2004 acquisition of Wirthlin, which historically has had a lower percentage of Internet-based projects.

Gross profit. Gross profit increased to $75.6 million or 53.0% of total revenue during the nine months ended March 31, 2005, from $51.3 million or 51.9% of total revenue for the same prior year quarter. Drivers of gross profit include changes in overall revenue, as discussed above, as well as the mix of revenue and cost components on each project (e.g. professional time, data processing and data collection). Gross profit also reflects the Company’s treatment of all unbillable time as either sales and marketing or general and administrative expense, based on the unbillable tasks on which the time is spent.

Sales and marketing. Sales and marketing expenses increased to $14.9 million or 10.4% of revenue for the nine months ended March 31, 2005, compared with $8.5 million or 8.6% of revenue for the same prior year period. Sales and marketing expense as a percentage of revenue increased 1.8% from the same prior year period. Both the dollar and percentage increases are primarily driven by management’s plan to increase sales in part by increasing our sales force throughout fiscal 2005, as evidenced by the addition of approximately 20 sales force employees for the fiscal year-to-date. Sales and Marketing expense also includes professional staff time in support of sales and marketing efforts of approximately $5.7 million for the nine months ended March 31, 2005, compared with approximately $2.0 million for the same prior year period.

General and administrative. General and administrative expenses increased to $48.2 million or 33.8% of revenue for the nine months ended March 31, 2005, compared with $32.3 million or 32.6% of revenue for the same prior year period. General and administrative expense as a percentage of revenue increased 1.2% from the same prior year period. The dollar increase in general and administrative expenses partially the result of increases in payroll and benefit expenses of $9.2 million, primarily driven by the approximately 290 employees added as a result of our September 2004 acquisition of Wirthlin, as well as $0.8 million in payment obligations to Dr. Gordon S. Black, former Executive Chairman of the Company, under the terms of his Employment Agreement which expired December 31, 2004. Additionally, bonus-related expense increased $1.5 million, primarily due to amounts paid out to employees covered under the Wirthlin calendar year 2004 bonus plan. The aforementioned dollar increase also includes an increase in professional services fees of $0.9 million, including fees related to compliance with the Sarbanes-Oxley Act of 2002, as well as an increase in rent expense of $1.5 million primarily attributable to the relocation of the Company’s New York City office. General and administrative expense also includes unbillable professional staff time of approximately $7.9 million for the nine months ended March 31, 2005, compared with approximately $4.1 million for the same prior year period.

Depreciation and amortization. Depreciation and amortization increased to $5.4 million or 3.8% of total revenue for the nine months ended March 31, 2005, compared with $3.5 million or 3.5% of total revenue for the same prior year period. While depreciation and amortization expense remained consistent as a percentage of total revenue, the dollar increase is primarily due to the depreciation and amortization associated with the fixed and intangible assets that were added as a result the Company’s acquisition of Wirthlin in September 2004.

Restructuring charges. During the third quarter of fiscal 2005, we recorded restructuring charges of approximately $1.1 million. Management developed a formal plan that included a reduction in staff of both the Company’s U.S. and European operations. Costs incurred during the nine months ended March 31, 2005 associated with the reduction in staff were $0.8 million. As a result of the plan, the Company also recorded a $0.2 million reserve for lease commitments related to office space in London that the Company determined was no longer needed as a result of the aforementioned reduction in staff, along with the integration of the operations of Wirthlin.

Interest and other income, net. Net interest and other income totaled $0.4 million for the nine months ended March 31, 2005, consistent with $0.4 million for the same prior year period.

Income taxes. The Company recorded an income tax provision of $2.7 million for the nine months ended March 31, 2005, compared with $2.8 million for the same prior year period. The effective rate for the first nine months of fiscal 2005 of the current fiscal year was 41.3%, compared with 36.7% for the same prior year period. The increase in the effective tax rate from the same prior year period is primarily due to an income tax benefit recorded as a result of an anticipated full year loss from the Company’s European operations, driven by the impact of the restructuring charges discussed above, $0.6 million of which directly relate to the Company’s European operations. Specifically, the tax benefit recorded increases the overall effective rate due to the lower European tax rate of 30%. Due to the Company’s net operating loss carryforwards in excess of $70.0 million, income tax expense will be for the remainder of fiscal 2005 and the foreseeable future, primarily a non-cash item for the Company.

Significant Factors Affecting Company Performance

Internet and Traditional Revenue Mix

We believe that the advantages to our clients afforded by our ability to collect data over the Internet, our proprietary Internet response weighting system, our large panel and our specialty panels continue to give us a competitive advantage which we believe has been a driver in our achievement of overall Company growth rates that exceeded industry averages based upon the most recent data published by Inside Research in May, 2004.

The mix of Internet revenue is a factor in our gross profit, which also is affected by the Company’s ability to achieve favorable margins on traditional methods of data collection. Data collection costs are only one component of the Company’s costs of delivering work. Market research industry-specific factors significantly impact the Company’s profitability including among others project management, both as to pricing and cost utilization and realization rates for professional time, and value-added which is revenue less principally out-sourced direct project costs. Because many Company contracts are performed on a fixed fee basis, management of pricing as well as control of the cost of delivery directly impact gross profitability. The profitability of the professional services component of work directly reflects the Company’s ability to capture and bill time spent on projects.

The Company considers all of the revenue from a project to be Internet-based whenever 50% or more of the surveys were completed over the Internet. The Company’s actual Internet mix was 55.2% on a global basis and 65.6% in the United States alone, for the third quarter of fiscal 2005.

In addition to the data collection costs and panel incentives, Internet-based data collection has additional fixed costs associated with the development and maintenance of underlying databases and Internet technology. Such costs decrease net income for Internet-based work. On the other hand, once fixed costs of database development and maintenance are absorbed, increases in volume and revenues tend to have a progressively increasing impact on profitability assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course. Because HISB has a lower professional services component and relies only on Internet data collection, its performance is most closely linked to these factors.

Non-HISB Internet projects may have a traditional data collection component, particularly in multi-country studies involving regions in which Internet databases are not fully developed. The traditional data collection component will tend to decrease profitability of the project, even though it is considered to be an Internet project because a majority of the completed surveys come from the Internet. Profitability also is decreased by direct costs of outsourcing and pass-through costs applicable to particular projects.

Development of Global Database

Although the Company continues to work to convert projects to the Internet in the United States, the primary new growth opportunity is in Europe, where the ability to change the Internet mix is dependent upon the Company’s success in maintaining the size and quality of its respondent panel and increasing customer acceptance of Internet-based work. The globalization of the Internet portion of the Company’s business has commenced, and we expect it to continue over the next several years.

The Company’s global database of more than 6 million Internet survey respondents continues to be a critical component of its success. The Company believes that its multi-million participant U.S. database continues to be adequate to service its U.S. Internet-based business. In fiscal 2004, the Company began to conduct more Internet-based projects in Europe and continued its initiative to build a European database. To that end, we entered into various name acquisition agreements that resulted in names being added regularly to the European database. Our initiative was helped significantly with the acquisition of Novatris and its almost 1.0 million member panel in March 2004. This initiative to increase our European database has continued in fiscal 2005 and as of March 2005, the Company’s European database included over 1.7 million names. The Company intends to continue to expand the European panel throughout the remainder of fiscal 2005 and beyond, in order to support the growth of Internet-based research in Europe. Additionally, in both the U.S. and in Europe, the Company intends to continue efforts to enhance existing and build new specialty panels. The amount of the Company’s investments in names for its databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, client demand and attrition.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.4 million for the first nine months of fiscal 2005 compared with $11.5 million for the same period during fiscal 2004. The positive cash flow in both fiscal 2005 and fiscal 2004 was due in part to net income from continuing operations. Net income from continuing operations was $3.9 million for the nine months ended March 31, 2005 and $4.8 million for the nine months ended March 31, 2004. Cash flows for the nine months ended March 31, 2005 also increased compared to the prior year period because of the fact that net income included an additional $1.9 million in non-cash depreciation and amortization expense during the third quarter of fiscal 2005 as compared to the prior year third quarter.

Net cash used in investing activities was $13.7 million for the first nine months of fiscal 2005, compared with $16.0 million for the same period during fiscal 2004. Fiscal 2005 cash used in investing activities included $20.8 million in net cash paid in connection with the September 2004 acquisition of Wirthlin, offset by $14.2 million in cash received from the sale of marketable securities that were used to pay for the acquisition. The Company also had $8.3 million in capital expenditures, and $4.0 million in cash used for the acquisition of certain trademarks, for the nine months ended March 31, 2005. Net cash used in investing activities for the nine months ended March 31, 2004 consisted of cash used to purchase marketable securities, net of proceeds from maturities and sales, of $12.5 million and capital expenditures of $1.1 million.

Net cash used in financing activities was $2.9 million for the first nine months of fiscal 2005, compared with $5.2 million in cash provided by financing activities for the same period during fiscal 2004. The change is directly attributable to a decrease in proceeds from the issuance of common stock and exercise of stock options in the first nine months of fiscal 2005 compared to the same prior year period, along with the use of cash to make payments on outstanding notes assumed by the Company as part of the Wirthlin acquisition. The outstanding notes assumed were fully paid off during the third quarter of fiscal year 2005.

At March 31, 2005, the Company had cash and cash equivalents balances from continuing operations of $11.3 million, a decrease from $12.5 million at June 30, 2004, for the reasons described above. In addition to cash and cash equivalents, the Company also had $23.3 million in marketable securities at March 31, 2005, a decrease from $42.6 million at June 30, 2004. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements to support the Company’s planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire additional businesses, or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.

As a result of the merger of Wirthlin into the Company’s wholly-owned subsidiary, WirthlinWorldwide, LLC (the “Subsidiary”) as part of the acquisition of Wirthlin by the Company on September 8, 2004, the Subsidiary became obligated under Wirthlin’s obligations to SunTrust Bank (the “Bank”), including the following credit facilities (collectively, the “Credit Facilities”): (a) a letter agreement, covering the Term Loan and Line of Credit described below, dated February 6, 2002 (the “Loan Agreement”), (b) a Commercial Note dated February 6, 2002, with respect to a term loan (the “Term Loan”) in the original principal amount of $4.0 million made by the Bank to Wirthlin, (c) a Commercial Note, dated September 7, 2004, which covers an open-end, guidance line of credit in the maximum principal amount of $1.5 million (the “Line of Credit”) made available by the Bank to Wirthlin, and (d) a Consent, Waiver and Amendment to Loan Agreement, dated September 7, 2004. Advances under the Line of Credit are at the discretion of the Bank. Both the Term Loan and the Line of Credit were fully paid off during the third quarter of fiscal year 2005.

Additionally, as a result of the acquisition of Wirthlin, the Subsidiary became obligated under Wirthlin’s obligation to James Granger, a former shareholder of Wirthlin, pursuant to a promissory note dated April 29, 2004 (the “Granger Note”), in the initial principal amount of $2.6 million and bearing interest at the lesser of 12% or the prime rate. The Granger Note was fully paid off during the second quarter of fiscal year 2005.

At March 31, 2005, the Company had, and continues to maintain, lines of credit with commercial banks providing borrowing availability of up to $10.0 million, at the prime interest rate (5.75% at March 31, 2005). Borrowings under these arrangements are due upon demand. There were no borrowings under these arrangements at March 31, 2005 or June 30, 2004. These lines of credit are collateralized by the assets of the Company, and are subject to certain non-financial covenants, all of which the Company is in compliance with.

The Company maintains a letter of credit for €3.1 million (approximately $4.0 million based on the March 31, 2005 Euro to U.S. Dollar conversion rate) that serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004. The letter of credit reduces our borrowing capacity against the $10.0 million line of credit.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, marketing and selling of our services, our promotional activities, our acquisition activities and other factors. Management does not anticipate any significant, incremental expenditures for property, plant and equipment and working capital requirements during the last three months of fiscal 2005.

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

Off Balance Sheet Arrangements

The Company is not a party to any off balance sheet arrangements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of operating in foreign markets, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. The Company has international sales and continuing operations in the United Kingdom, France, Belgium, Hong Kong and Singapore. Therefore, we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the country in which our foreign subsidiaries reside. Total consolidated assets and liabilities of the Company are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for each period presented. Accumulated net translation adjustments are recorded in stockholders’ equity. The Company measures our risk to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

Foreign exchange translation gains and losses are included in the Company’s results of operations as a result of consolidating the results of continuing operations of our United Kingdom, French, Belgian, Hong Kong and Singaporean subsidiaries, and the results of the discontinued operations of our Japanese subsidiaries, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries were not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating our foreign subsidiaries due to the size of our foreign operations in comparison to our U.S. operations. While the United Kingdom now contributes significantly to our revenues, we continue to believe our exposure to foreign currency fluctuation risk is low given that our United Kingdom operations have historically produced low operating margins. However, as the operating margins in the United Kingdom increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows.

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

The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial position, results of operations and cash flows. Therefore, the Company has not entered into any derivative financial instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company’s adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis to mitigate such risks.

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Harris Interactive’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of March 31, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Harris Interactive in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Further, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A trial date of August 1, 2005 has been set in connection with the litigation between Wirthlin Worldwide LLC, a wholly owned subsidiary of the Company, and Xiashong Wu, which litigation was previously reported in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued and sold an aggregate of 42,000 shares of its common stock to employees during the third quarter of fiscal 2005, upon the exercise of options granted under the Company’s 1997 stock option plan, at an exercise price of $3.70 per share, for an aggregate cash consideration of $155,568. As to the employees of the Company who were issued the common stock described in this paragraph, the Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of the Company’s common stock pursuant to a written contract between such person and the Company, and the Company was eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule
701(b).

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

Exhibits

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Harris Interactive, Inc. (filed as Exhibit 3.1 to Form 8-K filed on March 14, 2005 and incorporated herein by reference).

4.1	Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to Form 8-K filed on March 14, 2005 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2005		Harris Interactive Inc.

	By:	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr.
Chief Financial Officer and Treasurer
(On Behalf of the Registrant and as Principal
Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Harris Interactive, Inc. (filed as Exhibit 3.1 to Form 8-K filed on March 14, 2005 and incorporated herein by reference).

4.1	Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to Form 8-K filed on March 14, 2005 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002).