Form 10-K
period 2005-06-30
HARRIS INTERACTIVE INC
filed 2005-09-13
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	16-1538028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
135 Corporate Woods, Rochester, New York 14623
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
      INDICATE BY CHECKMARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of December 31, 2004, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $422,958,653.
      On September 9, 2005, 61,414,688 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in November 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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
      References herein to “we,” “our”, “us”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise.
Corporate Overview
      Known for The Harris Poll®, Harris Interactive® is one of the world’s largest full service market research and consulting firms, and the global leader in conducting Internet-based survey research.
      Originating in 1956 with the founding of our predecessor, Louis Harris and Associates, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling services. Since that time, we have grown to become the global leader in online research.
      In June 2005, the market research industry analysts at Inside Research named us the 11th largest U.S. research organization and in August, 2005, they named us the world’s 13th largest market research firm. In September 2005, Inside Research named us the fastest-growing market research firm in the world for the second consecutive year.
      We have achieved this growth by combining our market research science with our large global online panel and a strong and scalable survey administration platform to win new business and gain market share as well as by acquisition of complementary companies. Internet-based market research is a true replacement technology that is faster, more accurate and delivers greater value than traditional research methods. Harris Interactive is helping to lead that effort and we intend to continue to develop our technology platform, our Internet panel and our intellectual capital in order to maintain our leadership position within the industry.
      Our corporate headquarters are located in Rochester, New York, and we conduct international research through our various U.S. and international offices, as well as our wholly-owned subsidiaries, London-based HI Europe (www.hieurope.com) and Paris-based Novatris, S.A., and via our Global Network of local market and opinion research firms spread across six continents. Our fiscal year ends June 30th.
Mergers, Acquisitions and Sale of Business
      The Gordon S. Black Corporation was founded in 1975 and acquired Louis Harris and Associates in 1996. We were re-incorporated in Delaware in 1997 and in 1999 changed our name to Harris Interactive Inc. In February 2001, we acquired the custom research division of Yankelovich Partners, Inc. headquartered in Norwalk, Connecticut. In August 2001, we acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned U.K. company headquartered in Oxford, England. In

September 2001, we acquired all of the issued and outstanding stock of M&A Create Limited, a privately owned company headquartered in Tokyo, Japan. In November 2001, we acquired all of the issued and outstanding shares of common stock of Total Research Corporation, a Delaware corporation headquartered in Princeton, New Jersey and in March 2004, we acquired all of the issued and outstanding shares of Novatris, S.A. (“Novatris”), a share corporation organized and existing under the laws of France. In September 2004, we acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately held company headquartered in Reston, Virginia.
      In May 2005, we completed the sale of our Japanese subsidiaries, consisting of M&A Create Limited, Adams Communications Limited and Harris Interactive Japan, K.K.
Business Overview
      We serve our customers in many industries and many countries through Internet-based and traditional market research and polling services which include customized research, service bureau research (for other market research firms) and multi-client research.
      In 1997, we began developing our Internet panel and our proprietary technology infrastructure necessary to provide our clients with fast, comprehensive and accurate online market research and polling products and services. Our Internet panel currently consists of over six million individuals who have voluntarily agreed, through a double opt-in, to participate in various online market research and polling studies. We believe that our Internet panel is larger than the panel sizes reported on the respective websites of the 25 largest global research organizations, as ranked for 2004 by Inside Research. Based upon such reported panel sizes, the number of online surveys we have completed and the amount of revenue we derive from online research, we believe that we are the leading Internet-based market research and polling firm in the world. We define revenue as Internet-based for projects where more than 50% of the data are collected online. The percentage of our Internet-based revenues varies from quarter to quarter, and is disclosed as part of our periodic filings.
      We conduct computer-assisted telephone interviewing in telephone data collection centers in Orem, Utah, as well as Brentford, Maidenhead, Manchester and Macclesfield, United Kingdom. In addition to these dedicated facilities, we also outsource telephone data collection and survey programming. These combined operations have sufficient capacity to support reasonably predictable short and long-term project needs.
      In order to ensure rapid data management and analysis, we maintain secure in-house data processing operations, and also outsource those capabilities from a number of offshore suppliers. We support many platforms and file types to both exchange data and provide clients with extensive database design and management capabilities. We also utilize a variety of software applications in order to provide our clients with sample management services and survey data results.
      We operate as one reportable business segment and service our clients through multiple operating groups, based on industry, research methodology and/or geography.
      Harris Interactive and The Harris Poll are U.S. registered trademarks of Harris Interactive Inc. This Form 10-K also includes other trademarks, trade names and service marks of Harris Interactive and of other parties.
Our Market Opportunity

General Overview
      Business is becoming more complex. Heightened competition, consolidation, globalization of product markets, accelerated product launch schedules, shortened product life and rapidly changing consumer preferences mark today’s business environment. This complexity has escalated the value of accurate and timely information needed to make critical decisions. Managers covet data that will help them better understand the preferences, needs, buying behavior and brand awareness of their existing and potential customers. Well-managed companies also need to continuously track product performance and competitive position, monitor consumer satisfaction and loyalty, measure advertising effectiveness and determine price sensitivity. Companies seek any slight edge they can gain over their competitors, and are willing to pay for market research that will help them make faster and less risky business decisions.
      Historically, market research has been performed using traditional data collection methodologies, specifically telephone, mail and in-person interviews. However, these methods are becoming increasingly less effective and less affordable due to escalating data collection costs, increasing respondent resistance to telephone inquiries, inadequate sample sizes and the extensive time required to perform the research. Consequently, large traditional research projects can only be funded by organizations with significant resources.
The Internet and its Impact on the Market Research and Polling Industry
      Although using the Internet for market research and polling is only a decade old, it has significantly altered the market research and polling industry. Internet-based market research has a number of significant advantages that define it as a true replacement technology:

•	Speed — An average mail survey takes approximately six weeks from design to completion. In contrast, Internet surveys can be completed in as little as two days.

•	Value — Traditional survey sample size is limited due to the high data collection costs per response. Internet-based market research methods can provide larger and more robust sample sizes for the same cost, or the same sample size can be gathered at a reduced cost. As voicemail, caller ID, call screening, answering machines, do-not-call lists, cell phone usage and a general aversion to telemarketing have proliferated, call acceptance and participation rates have dropped, and telephone researchers must call more people to get the same number of completed surveys. Therefore, the speed and cost advantage of the Internet model actually becomes even greater as sample sizes increase.

•	Versatility — Motion and still pictures, graphics, advertising copy, and websites can be securely viewed right on the desktop. Images and sound can be combined to maintain interest and enhance the respondent experience. Internet-based methodology allows surveys to be created on demand, with content and sequencing modified as panelists respond. Mail surveys, in contrast, are limited to the order and content of the printed text of the survey. Online qualitative research techniques, such as chat room or bulletin board focus groups, can provide substantial savings in time and travel costs, as compared to traditional data collection methods, such as mail or telephone.

•	Accuracy — Our propensity weighting techniques have repeatedly produced results that are as accurate or more accurate than telephone-based research.

•	Honesty — We have discovered that because respondents are anonymously interacting with a personal computer, rather than a live interviewer, responses to questions of a more personal nature such as income, health condition, sexual behavior and political affiliation/opinion tend to be answered more openly, honestly and in greater detail.

•	Convenience — Online research is conducted on the respondent’s schedule, not the telephone researcher’s schedule. Web-based questionnaires may be completed at home, at work, or anywhere a respondent has Internet access. Surveys can be created in multiple languages and administered around the world 24/7/365.

•	Productivity — Because online panelists can read faster than they can listen, more questions can be asked (and answered) in the same amount of time. Participants in online qualitative sessions type their own transcripts, which can be immediately reviewed and analyzed by a market research consultant with no transcriptions necessary.
      Each of these abilities have contributed to the growth of Internet-based market research.

Market Potential
      We estimate that the current potential worldwide opportunity for online survey research is between $8 and $9 billion. In September 2005, Inside Research estimated that only slightly less than $1.2 billion was spent to conduct online survey research in 2004.
The Harris Interactive Advantage
      Harris Interactive enjoys a number of key competitive advantages that we believe will enable us to maintain and perhaps expand our position among the leaders of Internet-based market research. Our key competitive advantages include:

•	Our Highly Skilled Employees. We believe that our employees are among the best in the business, and many of them are recognized by their peers as leaders in the field of market research, or in the particular vertical markets in which they specialize. We employ many strategies to attract, retain, motivate and reward the best and the brightest employees.

•	Our Satisfied and Loyal Clients. Our intensive measurement of customer satisfaction and the associated process improvements have allowed us to continually improve the quality of services that we deliver. All of our researchers and managers are evaluated on customer satisfaction scores, and their bonus compensation is also tied to those customer satisfaction levels. As of June 30, 2005, based on our internal customer satisfaction measurements, we had a worldwide overall satisfaction rating of 8.7 and a willingness to recommend rating of 8.9, both on a ten point scale. Measuring and achieving high levels of customer satisfaction allows us to:

•	identify and rapidly respond to changing customer needs,

•	increase the loyalty of our customers and generate greater lifetime value from them, and

•	improve our margins by dampening price sensitivity.

•	Our Strong Brand. We believe that The Harris Poll is one of the best known and most trusted polls operating today. We have used that familiarity and reputation to build awareness of the Harris Interactive brand. We have recently expanded The Harris Poll into the United Kingdom and the rest of Europe, and expect to continue to utilize it to raise awareness of Harris Interactive on a global scale.

•	Our Dedicated, Professional Sales Force. We are one of just a few market research firms that utilize a professional sales force that is dedicated to generating leads, expanding existing client relationships and gaining new business. At the end of fiscal 2005, Harris Interactive had 59 full-time dedicated sales professionals, including 13 inside client development specialists. In addition, there are 44 market research professionals who ’sell’ independently of the sales force.

•	Our Internet Panel. We believe our Internet panel to be the world’s largest for conducting online market research. Currently, our panel consists of over six million individuals from around the world who have been double opted-in and have voluntarily agreed to participate in our various online research studies. An individual double opts-in by affirmatively reconfirming an intent to join the panel subsequent to initial registration. Our large and diverse Internet panel enables us to:

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population,

•	accurately survey certain low-incidence, hard-to-find subjects, and

•	sell our online data collection services to other research firms through the Harris Interactive Service Bureau, enabling us to penetrate new markets and gain additional market share where we do not have relationships or specific expertise.

•	Our Specialty Sub-Panels. We continually perform additional screening of the respondents in our main panel in order to form specialty sub-panels or groups of people with similar, hard to find characteristics. We have developed numerous specialty sub-panels, including for example, Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. Our clients value our ability to rapidly perform online surveying of low-incidence populations and have even asked us to develop proprietary specialty sub-panels exclusively for their use. Specialty sub-panel research has become a key driver of high profit revenue growth for us.

•	Our Technology. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. The key elements of our technology infrastructure include:

•	A high speed customized email system, which enables us to rapidly format, target and send over one million customized email invitations per hour,

•	A sophisticated survey engine, which can process 240,000 five-minute incoming surveys per hour with a peak capacity of 20,000 surveys processed simultaneously,

•	Software systems with multi-lingual capabilities, which have the ability to collect data in any language supported by Microsoft, including double-byte character sets (such as the Asian languages) and right to left reading languages,

•	An advanced survey dispatcher system, which acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers, and to ensure that no respondent will get a “sorry — the system is busy” notice. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns,

•	A patented customizable multi-language registration and polling system, which allows new and existing panel members to add, delete or update their registration information online, and which recognizes each panelist’s language preference and delivers the survey in that language,

•	Flexible, automated real-time reporting tools that allow online access to weighted survey data at any time and speed the process of data delivery to clients,

•	Our integrated telephone and Internet data collection system, which permits smooth, labor-free transition between telephone and Internet modes of interviewing, with real-time quota control and integration with the automated real-time reporting tools, and

•	A fully scalable infrastructure that was designed to easily and inexpensively grow with the expansion of our business.
Our Products and Services
      Our services are focused upon serving numerous vertical markets, which include, but are not limited to:

•	Automotive and Transportation,

•	Consumer Packaged Goods,

•	Emerging and General Markets,

•	Financial Services,

•	Government and Policy,

•	Healthcare and Pharmaceutical, and

•	Technology and Telecom.
      In addition, we maintain a number of horizontally-focused strategic research groups that collaborate with our sales and vertical practice teams to deliver solutions in the following areas:

•	Customer Loyalty Management,

•	Marketing Communications,

•	Brand and Strategic Consulting, and

•	Qualitative Research.
      By aligning all of our support functions (e.g., sales, marketing, research staff, etc.) at the end of fiscal 2005 to specific vertical markets or research methodologies, we believe that we can now more effectively and efficiently deliver our services, while providing a high level of industry expertise and consultative support.
      The majority of our multi-client and service bureau research is conducted via the Internet. We deliver custom research by employing both traditional and Internet-based methodologies. We continue to work aggressively in transitioning our custom research and polling products and services to Internet-based research. During fiscal 2005, 55.5% of our total revenue was derived from Internet-based products, down from 62.2% in fiscal 2004, due in part to our acquisition of Wirthlin, whose business relied principally on traditional methods of collecting data. We define revenue as Internet-based for projects where more than 50% of the data is collected online. The percentage of our Internet-based revenues varies from quarter to quarter, and is disclosed as part of our periodic filings. We continue to dedicate a significant amount of our financial and management resources to developing and marketing new products and services that use our Internet-based methodologies.
      Our ability to increase our profit margins depends in large part upon our success in increasing the mix of Internet-based projects, achieving pricing commensurate with the sophistication of services provided, and achieving high utilization of our project personnel.
Custom Research
      We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design. Initial meetings are conducted with the client to clearly define the objectives and reasons for the study, which ensures that the data collected will meet the customer’s needs. Based on the requirements, we then determine the proper research procedure (such as a mail, telephone or Internet survey, focus group meetings or personal interviews), identify the population to be surveyed, and design the survey questionnaire or focus group protocol.

•	Data Collection. Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, by holding focus group meetings or any combination of the above. Quality procedures are intended to ensure that surveys are returned and the correct number of interviews are completed.

•	Weighting, Analysis and Reporting. We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.
      Our proprietary sample design and questionnaire development techniques are intended to ensure that complete and accurate information is collected, and that this data will satisfy the specific inquiries of our clients. We have developed in-depth data collection techniques that enhance the integrity and reliability of our sample database. Our survey methodology is intended to ensure that responses are derived from the appropriate decision-makers in each category. As a result, we deliver the data that meets our clients needs.
Service Bureau Research
      The Harris Interactive Service Bureau (“HISB”) conducts Internet-based data collection for other market research firms that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such capabilities themselves. HISB enables us to penetrate markets or industries where we do not have current relationships or specific expertise. We also believe that HISB reduces the likelihood that its clients will invest significant financial and management resources to develop competitive Internet-based market research capabilities, and therefore serves as a barrier to entry to our competition.
Multi-Client Research
      Multi-client research involves projects for which we perform periodic surveys to collect data that can be provided in a standard report format to multiple clients. Multi-client research is sold to customers that have an interest in a particular market segment or research application. Under such arrangements, the client agrees to a set payment upon delivery of the standard report. Our multi-client products are primarily developed on an independent basis.
Research and Development
      We have not incurred expenditures for the three fiscal years ended June 30, 2005 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America under Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.
Our Clients
      In fiscal 2005, approximately 29.4% of our revenue was derived from Fortune 500 companies, compared with 35.5% in fiscal 2004. We served approximately 1,600 clients during fiscal 2005, compared with approximately 1,200 clients during fiscal 2004, in the following lines of business:

% FY2005
Revenue

Healthcare and Pharmaceutical	30.2%
Customer Loyalty Management	15.9%
Brand and Strategic Consulting	7.6%
Government and Policy	7.5%
Marketing Communications	7.5%
Harris Interactive Service Bureau (HISB)	6.3%
Consumer Packaged Goods	6.1%
Technology and Telecom	5.7%
Emerging and General Markets	4.2%
Automotive and Transportation	3.7%
Other	5.3%
      In fiscal 2005, no single client accounted for more than 10% of our consolidated revenue.
Our Sales and Marketing Programs
      During fiscal 2005 we made investments designed to implement a broad range of sales and marketing programs, intended to:

•	raise awareness of The Harris Poll, Harris Interactive, HI Europe and Novatris brands,

•	build awareness and generate leads for new and emerging target markets and specific products, and

•	support our global network of associated market research firms in countries where we are not present.
      Marketing activities are integrated and may contain elements of public relations, offline and online advertising and promotion, trade shows, industry event participation and speaking engagements, market research knowledge sharing conferences and direct marketing.

•	Public Relations. Public relations have been the primary driver behind the increased awareness of the Harris Interactive brand. We engage in comprehensive media relations and public relations on a full time basis, both in the United States and Europe. We, as well as our clients, regularly create and distribute, via national and international news wires, media releases based on Harris Interactive survey data. During fiscal 2005, we created and distributed approximately 230 media releases, including the worldwide weekly distribution of The Harris Poll. Our public relations team also collaborated with over 300 of our clients in reviewing more than 600 documents for public release based on studies they commissioned with Harris Interactive. We respond to approximately 250 media inquiries annually from reporters, editors, authors and educators and government institutions that want to publish our data. We maintain a database of nearly 1,000 media contacts and others who have subscribed to receive our news. The Harris Interactive name has appeared in many media outlets including CNN, Business Week and Time magazines, USA Today, The New York Times, The Los Angeles Times, The Chicago Tribune and The Boston Globe as well as The Economist, The Asahi Shimbun and Nikkei newspapers, UPI, AP and Reuters news wires, and the Associated Press and BBC radio networks. The Harris Poll is published weekly and The Wall Street Journal Online/ Harris Interactive Health Care Poll is published bi-weekly on WSJ.com, the online edition of The Wall Street Journal. BRANDWEEK and The Wall Street Journal also publish our brand and reputation research studies annually.

•	Trade Shows and Speaking Engagements. To further our position as a global leader in Internet-based research we have participated and will continue to participate in a large number of industry tradeshows, seminars and expositions. Our speakers have traveled the world to share their knowledge with many prestigious organizations, including the United States Congress.

•	Offline Advertising and Promotion. We use print advertising in U.S. and European business and trade publications to raise awareness of our brand name and to generate leads for individual products and services. The weekly public release of The Harris Poll is one of our widest reaching offline promotional activities. We also publish Health Care News and The Wall Street Journal Online/ Harris Interactive Health Care Poll, both containing recent health care research, as well as Trends And ‘Tudestm and The Wirthlin Report. These regularly published market and topic-specific newsletters are designed to share our knowledge with current and potential customers.

•	Online Advertising and Promotion. We have entered into numerous agreements with Internet portals, such as The Wall Street Journal Online, which publishes the weekly editions of The Harris Poll and The Wall Street Journal Online/ Harris Interactive Health Care Poll. We also purchase key word searches, global banner advertising and co-registration opportunities to generate leads and to recruit new members into the Harris Poll Online. Currently, these efforts are adding thousands of double-opted in panel members per day, principally in the U.S., Canada, the United Kingdom, France, Germany, Italy, Spain and the Scandinavian countries. Other online promotions are undertaken from time to time to recruit special population segments into our panel such as senior citizens, teens, minorities, practicing physicians and information technology users. We also engage in pay-per-click programs targeted at new clients who are seeking a qualified research partner.

•	Direct Marketing. We also use direct marketing strategies to generate leads for our specific products and services. Campaigns that incorporate dimensional mail in combination with outbound telemarketing calls conducted by our inside sales force have yielded good response. These campaigns are scheduled on a rotating basis throughout the year to support all major lines of business and to maximize the productivity of the inside sales force.

Our Competition
      We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares larger than our own. Our competitors include VNU N.V., Arbitron Inc., Forrester Research Inc., Gartner Inc., Net Ratings Inc., Opinion Research Corp., and Greenfield Online Inc. Consolidation in the industry continues to create larger and larger global firms, some with billions of dollars in annual revenue. For example, in July 2005, VNU N.V., a Netherlands company and the largest market research firm in the world, announced the acquisition of IMS Health Incorporated.

      Although we believe that barriers to creating a large proprietary online panel and acquiring the technology and the knowledge necessary to conduct accurate Internet-based market research remain high, we expect that competition will intensify as existing market research firms continue to build their online research capabilities. We also believe that the number of dedicated online data collection firms such as Greenfield Online, Survey Sample Incorporated and SPSS Service Bureau, all of which enable traditional market research firms to penetrate the online research market, will continue to increase.
      Many of our current and potential competitors have longer operating histories or significantly greater financial and marketing resources than we do. These competitors may be able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, partners and potential customers.
      Further, our competitors and potential competitors may develop technologies that are superior to ours or that achieve greater market acceptance than our own. We believe, however, that we can and will remain highly competitive due to the knowledge and experience of our people, our comprehensive understanding of the science necessary to deliver highly accurate research results and our large panel of respondents that allows us to gather opinions from a wide range of demographic and geographic variables.
      We believe that our ability to control and fully integrate our survey design, data collection, analysis and reporting functions gives us an advantage over competitors who do not offer the same broad range of services, by enabling us to deliver a final product that is closely tied to our clients’ needs. Our expertise in a variety of methods of data collection allows us to choose the most effective method for each particular project. We believe that our full service business model provides a balance between the ability to take advantage of the current higher margin-lower cost opportunities offered by Internet-based research and the ability to cushion the possible future margin-cutting price reductions for Internet data collection services as competition in the Internet-based market research industry increases.
Our Intellectual Property and Other Proprietary Rights
      Our success in becoming a leader in Internet-based market research has been largely driven not only by our investment in our database but also by our proprietary software technology, research methodology, sample balancing, data weighting and analysis techniques, and the internal processes that we developed to conduct online research. This intellectual property is essential to our continued success and to protect it, we rely on a combination of patent, copyright, trademark and trade-secret laws, along with confidentiality, non-disclosure, non-compete and license agreements. In October 2001, we received a patent for a system to conduct surveys over a network, including the Internet, to multiple respondents in multiple countries in different languages. This system only allows the respondent to participate once. It can also dynamically generate surveys from a database as well as immediately show and compare the results of the surveys. The patent will expire February 2, 2019. We also have three additional patents pending:

•	ConceptLoc® — a proprietary suite of online security products that protect non-animated graphics interchange format and Joint Photographic Expert Group images, prevent printing of protected images, disable screen print capability, disable save, save as, drag and drop, and copy capabilities and defeat third-party capture applications,

•	Harris Interactive Configurator — a system to conduct “build your own” product configuration research over a network, and

•	Shelf Impactsm — a system for evaluating the impact of package design and shelf placement for store shelf products using extremely short duration image exposure.
      Our success and ability to compete also depend upon our ability to protect our trademarks. We have trademark registrations for a number of our trademarks, including Harris Interactive, The Harris Poll, HPOL, Reputation Quotient, ConceptLoc, Advanced Strategy Lab and Compass. If we were prevented from using the Harris name, our brand recognition and business would likely suffer. We would have to make substantial financial investments to rebuild our brand identity.

      Under the terms of our 1996 acquisition of Louis Harris and Associates, we purchased the Harris name, including The Harris Poll, for global use except for use in Europe and the European portion of the former Soviet Union (the “Territory”). The prior owner of Louis Harris and Associates sold the Harris name for use in the Territory, and those rights were owned by Taylor Nelson Sofres plc. (“TNS”). On December 31, 2004, we entered into an exclusive license agreement (the “License”) with TNS, pursuant to which we licensed certain trade marks, service marks, tradenames and other intellectual property rights (collectively, the “Licensed Rights”) from TNS, in the Territory (except in France), for a period of five years. The Licensed Rights include, among others, rights to the names Harris, Harris Online Harris Interactive, Harris Poll Interactive, Louis Harris, Harris Poll, Harris Survey and HPOL. During the term of the License, TNS has the right to use the Louis Harris name together with the above mentioned names in connection with its business in France as it had done prior to December 31, 2004. The License provides us with non-exclusive rights to the Licensed Rights in France provided that such use is not confusingly similar to names then being used by TNS affiliates in France. Under the terms of the License, we have the right to acquire exclusive and full ownership and use of all of the Licensed Rights upon payment of all license fees payable thereunder.
      Effective trademark, service mark, copyright and trade-secret protection may not be available in every country in which our services are made available.
      We have licensed in the past, and expect to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation. The steps taken by us to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us.
      There can be no assurance that third parties will not independently develop functionally equivalent or superior systems, software or procedures. We believe that our systems, software and procedures and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future or that any such claim will not require us to enter into materially adverse license agreements or result in protracted and costly litigation, regardless of the merits of such claims.
Financial Information About Geographic Areas
      We are comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France, and to a more limited extent, Hong Kong, Belgium and China. We operate these non-U.S. businesses on a basis consistent with our U.S. operations. We perform custom and service-bureau Internet-based market research in the United Kingdom and France using our European database.
      We currently have one reportable segment. All intercompany sales and transactions have been eliminated upon consolidation.
      We have prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. We have allocated common expenses among these geographic regions differently than we would for stand-alone information prepared in accordance with accounting principles generally accepted in the United States of America. Geographic net income may not be consistent with measures used by other companies.

      Geographic information from continuing operations for the years ended June 30, 2005, 2004 and 2003 is as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total

Year ended June 30, 2005:
Revenue from services	$149,919	$46,523	$523	$196,965
Net income (loss)	5,786	(1,150)	(98)	4,538
Long-lived assets	9,385	3,139	4	12,528
Deferred tax assets	27,878	243	66	28,187

Year ended June 30, 2004:
Revenue from services	$111,999	$26,483	$—	$138,482
Net income (loss)	30,040	(237)	—	29,803
Long-lived assets	4,355	1,676	—	6,031
Deferred tax assets	32,254	318	—	32,572

Year ended June 30, 2003:
Revenue from services	$101,050	$23,044	$—	$124,094
Net income	10,130	703	—	10,833
Long-lived assets	5,951	1,651	—	7,602
Deferred tax assets	3,890	14	—	3,904
      During fiscal 2005, 2004 and 2003, approximately 76.1%, 80.9% and 81.4%, respectively, of our total consolidated revenue was derived from our U.S. operations, and approximately 23.9%, 19.1% and 18.6%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.
Backlog
      As of June 30, 2005, we had a revenue backlog from continuing operations of approximately $57.2 million, as compared to a backlog of approximately $47.4 million from continuing operations at June 30, 2004. We estimate that substantially all of the backlog as of June 30, 2005 will be recognized during the fiscal year ending June 30, 2006.
Employees
      As of June 30, 2005, we employed a total of 1,373 persons on a full-time basis worldwide, 1,091 of which were employed in the United States. In addition, we employed 390 part-time and hourly individuals on a worldwide basis, for data gathering and processing activities, 340 of which were employed in the United States.
      None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive
      The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of September 9, 2005. These individuals have been elected by and are serving at the pleasure of our board of directors:

Name	Age	Position

Gregory T. Novak	43	President and Chief Executive Officer
Leonard R. Bayer	55	Executive Vice President, Chief Scientist and Chief Technology Officer
Frank J. Connolly, Jr.	47	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Dennis K. Bhame	57	Executive Vice President, Human Resources
David B. Vaden	34	Executive Vice President, Chief Strategy Officer
Dee T. Allsop	57	Group President, U.S. Solutions Research Groups
Arthur E. Coles	63	Group President, U.S. Industry Research Groups
George H. Terhanian	41	President, Harris Interactive Europe and Global Internet Research
Aled W. Morris	42	Managing Director, Harris Interactive Europe
      The following is a brief account of the business experience of each of the above named executive officers:
      Gregory T. Novak is currently our President and Chief Executive Officer, positions he has held since April 2004 and September 2005, respectively. He is also a director of Harris Interactive, a position he has held since September 2005. From May 2005 to September 2005, Mr. Novak served as our acting Chief Executive Officer and from April 2004 to September 2005, he served as our Chief Operating Officer. From July 2003 to March 2004, Mr. Novak served as our President, U.S. Operations and from July 2001 to June 2003, served as our Group President, Strategic Marketing Solutions and Business and Consulting. From July 2000 to July 2001, Mr. Novak served as our Group President, Strategic Marketing Solutions and from June 1999 through June 2000, served as the President of our Internet division. Prior to joining us, from August 1996 to June 1999, Mr. Novak was Vice President, General Manager of Lightnin Americas, a unit of GSX, which produces fluid mixing and processing equipment. Mr. Novak received an M.S. in Management from Purdue University’s Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh. Mr. Novak is also a graduate of General Electric’s Nuclear Power Engineering Program and FMC Corporation’s Corporate Analyst Training and Development Program.
      Leonard R. Bayer is currently our Executive Vice President, Chief Scientist and Chief Technology Officer, and is a director of Harris Interactive, positions he has held since July 1978. Prior to joining us Mr. Bayer worked for Practice Development Corporation, from August 1976 to July 1978, where he served as Vice President of Research and Development. From September 1975 to August 1976, Mr. Bayer was a member of the faculty of the University of Rochester School of Medicine, where he taught mathematical statistics. Mr. Bayer received an M.A. in Statistics, a B.S. in Astrophysics and a B.A. in Mathematics from the University of Rochester.
      Frank J. Connolly, Jr. is currently our Executive Vice President, Chief Financial Officer and Treasurer, positions he has held since January 2005. Mr. Connolly is also our Secretary, a position he has held since March 2005. Prior to joining us, Mr. Connolly served as the Chief Financial Officer for Modem Media Inc., an interactive marketing services company, from January 2001 to October 2004. From October 1999 to January 2001, Mr. Connolly was the Chief Financial Officer of E-Sync Networks Inc., a provider of e-business infrastructure products and services. On February 13, 2002, E-Sync contributed substantially all of its assets and business to a majority owned subsidiary and then on May 30, 2002 E-Sync filed for protection under Chapter 11 of the Bankruptcy Code. From September 1996 to October 1999, Mr. Connolly served as a Managing Director of DigaComm LLC, a private equity firm. Prior to 1996, Mr. Connolly was the Senior

Vice President, Finance and Chief Financial Officer of DM Holdings Inc., parent of Donnelley Marketing, Inc., a marketing information and promotional services company. From 1989 to 1995, Mr. Connolly was employed by Donnelley Marketing, Inc., most recently as Vice President, Finance. Prior to 1989, Mr. Connolly held various corporate financial positions with The Dun & Bradstreet Corporation and was a consultant with Accenture. Mr. Connolly received an M.B.A. in Finance from Cornell University and a B.A. in Economics from the State University of New York at Stony Brook.
      Dennis K. Bhame is currently our Executive Vice President, Human Resources, a position he has held since April 2000. Prior to joining us, Mr. Bhame spent 16 years at Bausch & Lomb Inc. working in progressively senior positions, most recently as Vice President, Global Human Resources, Eyeware Division. Prior to joining Bausch & Lomb in 1984, Mr. Bhame worked as a human resources professional at Burroughs Corporation, a manufacturer of adding machines and computer equipment, and Moore Business Forms, a producer of business forms. Mr. Bhame received a B.S. in Business Management from New Hampshire College, and is a professional member of the Society for Human Resources Management.
      David B. Vaden is currently our Executive Vice President, Chief Strategy Officer, a position he has held since January 2005. From January 2002 to January 2005, Mr. Vaden served as our Senior Vice President, Business Development and Internet Services. From January 2000 to January 2002, Mr. Vaden served as Vice President, Finance. Prior to joining us, Mr. Vaden served as a Manager in the Audit and Business Advisory Services division at PricewaterhouseCoopers LLP (PwC). While at PwC, Mr. Vaden was selected as one of 50 employees among 37,000 personnel in the United States to participate in the PwC Scholars Program. Mr. Vaden received an M.B.A. with distinction from Columbia University Business School and a B.S. in Accounting with honors from St. John Fisher College, and is a Certified Public Accountant.
      Dee T. Allsop, PhD is currently our Group President, U.S. Solutions Research Groups, a position he has held since May 2005. From September 2004 to May 2005, Dr. Allsop served as Group President, Harris/ Wirthlin Brand and Strategy Consulting Group. From January 2003 to September 2004, Dr. Allsop served as Chairman and Chief Executive Officer of Wirthlin and from 1996 to 2002, Dr. Allsop served as Wirthlin’s Senior Vice President for Western States. From 1986 to 1996, Dr. Allsop served in a variety of progressively senior positions with Wirthlin, most recently as Vice President of Political and Public Affairs. Dr. Allsop received a PhD. and M.A. in Political Science from The Ohio State University and a B.A. from Brigham Young University.
      Arthur E. Coles is currently our Group President, U.S. Industry Research Groups, a position he has held since May 2005. From July 2000 to May 2005, Mr. Coles served as our Group President, Healthcare & Policy Research. From June 1999 to June 2000, Mr. Coles served as our Executive Vice President, Marketing and Business Development. From June 1997 to June 1999, Mr. Coles was President and Chief Executive Officer of, at the time, our largest subsidiary. Prior to joining us, Mr. Coles worked for Eastman Kodak Company, where he served as Vice President of Strategic Planning for the Digital Imaging Division. Prior to this, he spent over 30 years at Xerox Corporation in a variety of general management, marketing and operational roles. Mr. Coles received an M.B.A. from the Rochester Institute of Technology and a B.S. in Mathematics from the State University of New York at Albany.
      George H. Terhanian, PhD is currently our President, Harris Interactive Europe, a position he has held since July 2003. He continues to serve as President, Global Internet Research, a position he has held since June 2002. Dr. Terhanian has also directed our online research activities since they began in 1997. Prior to joining us in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States and was an analyst for the Inspector General’s Office of the United States Department of Education. He has also served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics. Dr. Terhanian received his Ph.D. in Education (Policy Research, Evaluation and Measurement) from the University of Pennsylvania, his Ed.M. in Administration, Planning and Social Policy from Harvard University and his B.A. in Political Science from Haverford College.
      Aled W. Morris is currently our Managing Director, Harris Interactive Europe, a position he has held since March 2005. Prior to joining us, Mr. Morris was the Managing Director for the U.K. operations of

Spherion Pacific Enterprises LLC, a provider of customized staffing solutions, from June 2001 to March 2005. From June 1998 to May 2001, Mr. Morris was the Managing Director for the U.K. operations of Office Angels, a provider of secretarial and office support recruitment consultancy. From September 1995 to May 1998, Mr. Morris was the European Finance Director of Russell Reynolds Associates Inc., a global executive search and assessment firm, and from September 1985 to September 1995, Mr. Morris worked in progressively senior positions at PricewaterhouseCoopers LLP, most recently as a Senior Manager, conducting commercial and financial due diligence reviews. Mr. Morris received an honors degree in Physics from Christ Church College at Oxford University, and is a Chartered Accountant.
Available Information
      Information about the our products and services, shareholder information, press releases and SEC filings can be found on our website at www.harrisinteractive.com. Through our website, we make available free of charge the documents and reports we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website (or the websites of our subsidiaries) does not constitute part of this Report on Form 10-K.
      The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.	Properties
      Our corporate headquarters and principal United States operating facility is located at 135 Corporate Woods, Rochester, New York, 14623, under a lease that expires in June 2010. In addition, we lease data collection centers, in which we operate telephone interviewing centers, in Orem, Utah as well as Manchester, Maccclesfield and Brentford, United Kingdom. We also lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Princeton, New Jersey, Norwalk, Connecticut, Minneapolis, Minnesota, Claremont, California, Brentford and Maidenhead, United Kingdom and Paris, France.
      We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

      Information concerning each of our material properties is as follows (in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2005

101 Merritt 7	Norwalk, Connecticut	May 2008	$1,183
4665 Cornell Road	Blue Ash, Ohio	June 2008	863
40-52 Watermans Park	Brentford, United Kingdom	June 2008	986
70 Carlson Road	Rochester, New York	June 2008	1,061
1920 Association Drive	Reston, Virginia	March 2010	3,256
60 Corporate Woods	Rochester, New York	June 2010	4,724
135 Corporate Woods	Rochester, New York	June 2010	3,438
5 Independence Way	Princeton, New Jersey	July 2011	5,010
Buxton Road	Manchester, United Kingdom	July 2011	796
161 Avenue of the Americas	New York, New York	April 2012	4,663

Item 3.	Legal Proceedings
      In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.
      Wirthlin Worldwide LLC, one of our wholly owned subsidiaries, was the defendant in action by Xiashong Wu, which litigation was previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004. On August 12, 2005, the action was dismissed by the Fairfax County Circuit Court in Fairfax County, Virginia. The time period for an appeal to be filed has not yet expired.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded on the Nasdaq National Market system under the symbol “HPOL”. The following quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock.

	Price Range of
	Common Stock

	High	Low

Year ending June 30, 2005:
Fourth Quarter	$5.15	$3.43
Third Quarter	8.02	4.29
Second Quarter	8.19	6.28
First Quarter	7.13	5.70

Year ending June 30, 2004:
Fourth Quarter	8.94	6.32
Third Quarter	9.50	7.54
Second Quarter	9.10	6.02
First Quarter	8.10	6.19
Holders
      At September 9, 2005, our common stock was held by approximately 3,900 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.
Dividends
      We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
      We issued and sold an aggregate of 42,000 shares of our common stock to employees during the fourth quarter of fiscal 2005, upon the exercise of options granted under our 1997 stock option plan, at an exercise price of $3.70 per share, for an aggregate cash consideration of $155,568. As to our employees who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).

Item 6.	Selected Financial Data
      The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Wirthlin Worldwide, Inc. (September 2004), Novatris, S.A. (March 2004), Total Research Corporation (November 2001), Market Research Solutions Limited (August 2001) and the custom research division of Yankelovich Partners, Inc. (February 2001). In addition, information reported for fiscal years 2001 through 2004 has been reclassified to reflect our Japanese operations as discontinued operations for all periods presented.

	For the Years Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share amounts)
Statement of Operations Data:
Revenue from services	$196,965	$138,482	$124,094	$94,906	$60,061
Cost of services	93,330	64,543	61,816	49,517	30,764

Gross profit	103,635	73,939	62,278	45,389	29,297
Operating expenses:
Sales and marketing	20,366	11,915	9,438	9,627	8,475
General and administrative	65,746	43,964	40,952	39,253	42,101
Depreciation and amortization	7,362	4,796	5,620	6,458	6,436
Restructuring (credits) charges and asset write-downs	1,132	—	(997)	6,222	—

Total operating expenses	94,606	60,675	55,013	61,560	57,012

Operating income (loss)	9,029	13,264	7,265	(16,171)	(27,715)
Interest and other income	742	637	587	1,388	3,721
Interest expense	(150)	(107)	(17)	(71)	(26)

Income (loss) from continuing operations before income taxes	9,621	13,794	7,835	(14,854)	(24,020)

Income tax (benefit) expense	5,083	(16,009)	(2,998)	—	—

Income (loss) from continuing operations	4,538	29,803	10,833	(14,854)	(24,020)
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	(2,955)	115	274	61	—

Net income (loss) available to holders of common stock	$1,583	$29,918	$11,107	$(14,793)	$(24,020)

Basic net income (loss) per share(*):
Continuing operations	$0.08	$0.53	$0.20	$(0.32)	$(0.70)
Discontinued operations	(0.05)	0.00	0.01	0.00	0.00

Basic net income (loss) per share	$0.03	$0.53	$0.21	$(0.32)	$(0.70)

Diluted net income (loss) per share(*):
Continuing operations	$0.07	$0.52	$0.20	$(0.32)	$(0.70)
Discontinued operations	(0.05)	0.00	0.01	0.00	0.00

Diluted net income (loss) per share	$0.03	$0.52	$0.20	$(0.32)	$(0.70)

Weighted average shares outstanding — basic	60,264,152	56,099,330	52,983,689	46,136,445	34,239,393

Weighted average shares outstanding — diluted	61,238,064	57,444,785	54,638,596	46,136,445	34,239,393

	For the Years Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share amounts)
Balance Sheet Data:
Cash and cash equivalents	13,118	12,511	15,728	8,210	6,035
Marketable securities	23,392	42,603	22,963	18,570	36,456
Working capital	45,907	70,416	44,920	31,028	45,394
Total assets	242,362	198,071	145,242	135,463	85,221
Total stockholders’ equity	192,493	165,489	118,489	103,300	71,174

(*)	Figures may not add due to rounding

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Overview
      Harris Interactive provides market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. Originating in 1956 with the founding of our predecessor, Louis Harris and Associates, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling services. Since that time, we have grown to become the global leader in online research.
      We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. HISB performs Internet-based research for other market research firms on a project-by-project basis in response to requests from those firms.
Business Combinations
      On September 8, 2004, we acquired all of the issued and outstanding capital stock of Wirthlin, a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger among us, Wirthlin, Capitol Merger Sub, LLC and the stockholders of Wirthlin. Wirthlin was engaged in businesses in the market research and polling industry that were similar to ours. This acquisition has created opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services, and use a combined worldwide network. This acquisition has also provided the opportunity to convert Wirthlin traditional-based clients to the Internet. Additionally, this acquisition has assisted in our expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods. Our presence in the United Kingdom and China has also been strengthened.
      On March 2, 2004, we acquired all of the issued and outstanding shares of the capital stock of Novatris, a privately owned share corporation organized and existing under the laws of France, for a combination of cash and shares of Harris Interactive common stock. Novatris was engaged in businesses in the market research and polling industry that were complimentary to ours. The acquisition added approximately one million panel members to our existing European panel, and has created opportunities for revenue growth, cost savings and other synergies.
      These acquisitions were accounted for under the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Wirthlin and Novatris were included in our financial statements commencing on September 9, 2004 and March 2, 2004, respectively. Further financial information about business combinations is included in Note 3, “Business Combinations,” to our Consolidated Financial Statements contained in this Form 10-K.

Restructuring

Fiscal 2005
      During the third quarter of fiscal 2005, we recorded a $1.1 million in restructuring charges directly related to cost reduction initiatives implemented by our management, and in the following quarter completed our accounting for the initiatives by making additional adjustments. Management developed a formal plan that included a reduction in the staffs of both our U.S. and U.K. operations. As a result of the plan, we also recorded a reserve for a lease commitment related to office space in London, which we leased prior to our acquisition of Wirthlin, that we determined was no longer needed as a result of the aforementioned reduction in staff, as well as the integration of the U.K. operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from our U.S. and U.K. operations was 27. We estimate non-cash savings of approximately $0.1 million and cash savings of approximately $2.1 million in fiscal 2006 from these cost reduction initiatives.
      The following table summarizes activity with respect the restructuring charges for the fiscal 2005 plan during the year ended June 30, 2005:

		Lease
	Severance	Commitments	Total

Net charge during the third quarter of fiscal 2005	$841	$214	$1,055
Cash payments during fiscal 2005	(608)	(35)	(643)
Fiscal 2005 adjustments during fourth quarter	77	—	77

Remaining reserve at June 30, 2005	$310	$179	$489

      As of June 30, 2005, all actions in the plan were completed. However, cash payments for severance and the lease commitment will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance will continue through April 2006, and cash payments on the lease commitment will continue through January 2009. Further financial information about the plan is included in Note 4, “Restructuring Charges,” to our Consolidated Financial Statements contained in this Form 10-K.
Discontinued Operations
      During the third quarter of fiscal 2005, we committed to a plan to sell our Japanese subsidiaries (collectively, “HI Japan”). At that time, we recorded an anticipated loss on disposal of approximately $3.1 million. Approximately $3.0 million of the recorded loss represented the impairment charge for the full amount of the goodwill attributable to HI Japan, and approximately $0.2 million represented a reserve for the anticipated costs of selling the business. We based our impairment determination on the fact that HI Japan did not contribute to our profitability at the level that was anticipated at the time of acquisition. As a result of recording the goodwill write-down and reserve for anticipated costs to sell the business, the book values of the remaining net assets of HI Japan approximated their estimated fair value at that time.
      On May 19, 2005, we sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment of $0.8 million and Mr. Aoo’s surrender to us of 243,811 shares of our common stock with an estimated fair value of $1.1 million, determined based on the average closing price of our common stock for the three day period ending May 21, 2005. We subsequently retired all of these shares. The final loss on disposal as a result of the sale was $2.7 million and resulted in a capital loss for tax purposes of $3.3 million. We did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss, and we have no significant capital gains against which the capital loss can be offset. As such, the Company recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 13, “Income Taxes”.
      We have classified HI Japan as a discontinued operation for the year ended June 30, 2005, consistent with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. As such, the results of operations, net of taxes, and the carrying value of the assets and liabilities of HI Japan have been reflected in the accompanying Consolidated Financial Statements contained in this Form 10-K as discontinued operations, assets from discontinued operations and liabilities from discontinued operations, respectively. All prior periods presented have been reclassified to conform to this presentation. These reclassifications of the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Further financial information about discontinued operations is included in Note 5, “Discontinued Operations,” to our Consolidated Financial Statements contained in this Form 10-K.
Explanation of Key Financial Statement Captions

Revenue from Services
      Our revenue from services are derived principally from the following:

•	Custom Research — We conduct many types of custom research including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies and ad concept testing.

•	Service-Bureau Research — HISB conducts Internet-based data collection for other market research firms that do not have the necessary Internet-based market research capabilities themselves.
      We recognize revenue from services principally on a proportional performance basis using the cost-to-cost methodology, which we believe is effectively equivalent to output measures. Progress on a contract can be tracked reliably and is matched against project costs and costs to complete on a periodic basis.

Cost of Services
      Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection and analysis. We maintain project personnel in the United States, Europe, and Asia. Labor costs are specifically allocated to the project to which they relate. We utilize an automated timekeeping system, which tracks the time of project personnel as incurred for each specific revenue-generating project.

•	Panelist Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our panelists for participating in surveys, and our panelists earn these incentives when we receive a timely survey response. Non-cash incentives, specifically, points, are awarded to market survey respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis.

Sales and Marketing Expenses
      We employ sales and marketing professionals to support the sales and marketing of our traditional and Internet-based market research services. Our sales professionals are compensated based upon the delivery of projects and recognition of revenue on those projects. Commissions are accrued based upon the delivery of completed projects to our clients. Additionally, our sales professionals are supported by a staff of marketing professionals who design product pricing and promotional strategies. Furthermore, labor costs associated with project personnel during periods when they are not working on specific revenue-generating projects but rather, are participating in our selling efforts, are also included in sales and marketing expenses.

General and Administrative Expenses
      We employ staff in the areas of finance, human resources, information technology and executive management. Additionally, general and administrative expenses include the labor costs attributable to project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.

Provision for Income Taxes
      We recognize deferred tax assets and liabilities on temporary differences between the book and tax basis of assets and liabilities using currently effective tax rates. Furthermore, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded when it is necessary to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized.
Critical Accounting Policies and Estimates
      The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2005 include:

•	Revenue recognition,

•	Provision for uncollectible accounts,

•	Restructuring charges,

•	Discontinued operations,

•	Valuation of intangible assets and other long-lived assets,

•	Valuation of goodwill,

•	Realizability of deferred tax assets and tax contingencies,

•	HIpoints loyalty program, and

•	Post-employment payments.
      In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

Revenue Recognition
      Revenue from services is principally recognized on a proportional performance basis using the cost-to-cost methodology, which we believe is effectively equivalent to output measures. This revenue includes amounts billed to our clients to cover subcontractor costs and other direct “out-of-pocket” expenses. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses become known. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of our operations.

Provision for Uncollectible Accounts
      We maintain provisions for uncollectible accounts and estimated losses resulting from the failure of customers to remit payments. If the financial condition of customers deteriorates, thereby resulting in an inability to make payments, or if client disputes arise that delay or jeopardize payments, additional allowances may be required. Our provisions are provided for in the consolidated financial statements and are monitored by management to ensure that they are consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large customer base.

Restructuring Charges
      Restructuring charges represent costs incurred to better align our cost structure with the needs of our business. Restructuring charges include severance related to reductions in staff and related expenses as well as costs related to the consolidation of facilities. Costs for the consolidation of facilities are comprised of future obligations under the terms of the leases for identified excess space and asset impairment charges for fixed assets related to these spaces, less anticipated income from subleasing activities, if any. Estimates and assumptions are evaluated on a quarterly basis to reflect new developments and prevailing economic conditions. If actual conditions are more or less favorable than those we project, we may be required to record or reverse restructuring expenses accordingly.

Discontinued Operations
      Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. Consistent with this approach, the results of the operations net of taxes and the carrying value of the assets and liabilities of HI Japan have been classified as discontinued operations, assets from discontinued operations and liabilities from discontinued operations, respectively. All prior periods presented have been reclassified to conform to this presentation.

Valuation of Intangible Assets and Other Long-lived Assets
      We assess the carrying value of identifiable intangible assets and long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, a significant decrease in the market price of a long-lived asset, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the underlying assets or their physical condition and significant adverse industry or market trends. In the event that the carrying value of an asset is determined to be unrecoverable, we would record an adjustment to the carrying value of that asset.

Valuation of Goodwill
      With respect to goodwill, we complete an impairment test on an annual basis. In performing this annual test, we compare the fair value of our reporting unit with its carrying amount, including goodwill. In the event that the reporting unit’s carrying value exceeds its fair value, we would record an adjustment to the reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Consistent with this approach, we recorded a $3.0 million impairment charge during the third quarter of fiscal 2005, which amount represented the full amount of the goodwill attributable to the operations HI Japan, which have been classified as discontinued operations for the year ended June 30, 2005, and reclassified as such for all prior periods presented.

Realizability of Deferred Tax Assets and Tax Contingencies
      We evaluate the valuation allowance and potential realization of our deferred tax assets on an ongoing basis. In the determination of the valuation allowance, we consider future taxable income. As a result of our positive operating performance in fiscal 2003 and the more favorable near-term outlook for profitability in fiscal 2004, a portion of our valuation allowance was reversed in the fourth quarter of fiscal 2003, with a resultant benefit to income and goodwill. As a result of the continued profitable operating performance in fiscal 2004 and continued outlook for profitability in fiscal 2005, the remaining U.S. valuation allowance was reversed in the fourth quarter of 2004, with a resultant benefit to income, goodwill and equity. We maintain a valuation allowance of approximately $1.5 million related to Harris Interactive Europe for net operating loss carryforwards of $5.5 million. We also maintain a valuation allowance of approximately $1.3 million for a capital loss of $3.3 million which resulted from the sale of HI Japan in May 2005. Further financial information about income taxes is included in Note 13, “Income Taxes,” to our Consolidated Financial Statements contained in this Form 10-K.
      In addition, we continually evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists. Actual outcomes that differ from our estimate of potential exposure may have a material impact on our results of operations.

HIpoints Loyalty Program
      Since July 2001, we have had a loyalty program, HIpoints, whereby points are awarded to market survey respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity. We maintain a reserve for our obligations with respect to future redemption of outstanding points, which is calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on our actual redemption rates since the inception of the program. An actual redemption rate that differs from this estimated redemption rate may have a material impact on our results of operations.

Post-employment Payments
      We have entered into employment agreements with certain of our executives which obligate us to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with us after termination of their employment and, in part, the payments relate to other relationships between the parties. Consistent with this approach, during the second quarter of fiscal 2005, we recorded a cost of $0.8 million to reflect payment obligations over the succeeding 24 months to Dr. Gordon S. Black, our former Executive Chairman, and during the fourth quarter of fiscal 2005, we recorded a cost of $0.3 million to reflect payment obligations over the succeeding 13 months to Theresa A. Flanagan, former Group President, Customer Loyalty Management. Additionally, during the fourth quarter of fiscal 2005, we recorded a cost of $0.6 million to reflect a lump sum payment made to Robert E. Knapp, our former Chairman and Chief Executive Officer.
Results of Operations
      The operations of Wirthlin have been fully integrated into ours and thus, can no longer be tracked separately. References to the impact of Wirthlin in the discussion of continuing operations for the fiscal year ended June 30, 2005 are based upon our assumption that the impact of Wirthlin on our continuing operations has continued in a manner similar to the effect tracked by us in the quarter following the acquisition. In addition, the results of continuing operations for the years ended June 30, 2005 and 2004, as presented and discussed herein, do not include the results of our discontinued Japanese operations.

Year Ended June 30, 2005 Versus Year Ended June 30, 2004
      The following table sets forth our results of continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2005	%	2004	%

	($ in thousands)
Revenue from services	$196,965	100.0%	$138,482	100.0%
Cost of services	93,330	47.4	64,543	46.6

Gross profit	103,635	52.6	73,939	53.4

Operating expenses:
Sales and marketing	20,366	10.3	11,915	8.6
General and administrative	65,746	33.4	43,964	31.7
Depreciation and amortization	7,362	3.7	4,796	3.5
Restructuring (credits) charges and asset write-downs	1,132	0.6	—	0.0

Operating income	9,029	4.6	13,264	9.6
Interest and other income, net	592	0.3	530	0.4

Income from continuing operations before taxes	9,621	4.9	13,794	10.0

Income tax (benefit) expense	5,083	2.7	(16,009)	(11.6)

Income from continuing operations	4,538	2.2	29,803	21.6
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	(2,955)	(1.5)	115	0.1

Net income	$1,583	0.7	$29,918	21.7

      Revenue from services. Total revenue increased by $58.5 million to $197.0 million for fiscal 2005, an increase of 42.2% over fiscal 2004. This increase was driven by the additional revenue that resulted from our September 2004 acquisition of Wirthlin, increases in revenue from our existing U.S. and European operations, and to a lesser extent, the additional revenue that resulted from our March 2004 acquisition of Novatris.
      U.S. revenue increased by $37.9 million to $149.9 million for fiscal 2005, an increase of 33.9% over fiscal 2004. This increase in U.S. revenue is due principally to our September 2004 acquisition of Wirthlin.
      European revenue increased by $20.0 million to $46.5 million for fiscal 2005, an increase of 75.7% over fiscal 2004. This increase in European revenue is due principally to our September 2004 acquisition of Wirthlin. Of this increase, $2.7 million was as a result of exchange rate differences from the weakening of the U.S. Dollar against the British Pound.
      Revenue from Internet-based services was $109.3 million or 55.5% of total revenue for fiscal 2005, compared with $86.1 million or 62.2% of total revenue for the same prior year period. European Internet-based revenues increased to $11.6 million or 24.9% of total European revenues for fiscal 2005, compared with $4.2 million or 15.7% of total European revenues for the same prior year period. This increase was the result of our continued efforts to build our European panel, as well as our acquisition of Novatris in March 2004. Novatris contributed $4.4 million in revenue from Internet-based services during fiscal 2005. The decrease in Internet revenue as a percentage of total revenue for fiscal 2005 compared with fiscal 2004 is attributable to the September 2004 acquisition of Wirthlin, whose business relied principally on traditional methods of collecting data.
      Gross profit. Gross profit increased to $103.6 million or 52.6% of total revenue during fiscal 2005, compared with $73.9 million or 53.4% of total revenue for fiscal 2004. Drivers of gross profit include changes in overall revenue, as discussed above, as well as the mix of revenue and cost components on each project (e.g. project personnel time, data processing and data collection). Gross profit also reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense, based upon the unbillable tasks on which the time is spent.
      Sales and marketing. Sales and marketing expenses increased to $20.4 million or 10.3% of total revenue for fiscal 2005, compared with $11.9 million or 8.6% of total revenue for fiscal 2004. Both the dollar and percentage increases were principally driven by management’s plan to increase sales in part by increasing our sales force throughout fiscal 2005. Sales and marketing expense also includes project personnel time in support of sales and marketing efforts of approximately $7.6 million for fiscal 2005, compared with approximately $2.7 million for fiscal 2004.
      General and administrative. General and administrative expenses increased to $65.7 million or 33.4% of revenue for fiscal 2005, compared with $44.0 million or 31.7% of revenue for fiscal 2004. Both the dollar and percentage increases in general and administrative expenses are due to several factors, including increases payroll and benefit expenses of $10.0 million, principally driven by the addition of staff as a result of our September 2004 acquisition of Wirthlin, an increase in rent expense of $1.9 million, principally attributable to the relocation of our New York City office and the assumption of leases in connection with the Wirthlin acquisition for offices located in Reston, Virginia, Cincinnati, Ohio, Orem, Utah, Grand Rapids, Michigan, Chicago, Illinois, and Salt Lake City, Utah, $1.8 million in post employment payment obligations to Dr. Gordon S. Black, former Executive Chairman, Robert E. Knapp, former Chairman and Chief Executive Officer, and Theresa A. Flanagan, former Group President, Customer Loyalty Management, an increase in professional services fees of $1.6 million, including fees related to compliance with the Sarbanes-Oxley Act of 2002, and an increase in travel expense of $1.4 million, due principally to domestic and international travel required in connection with the integration of the Wirthlin acquisition. Lastly, general and administrative expense includes unbillable project personnel time of approximately $10.4 million for fiscal 2005, compared with approximately $5.3 million for fiscal 2004.
      Depreciation and amortization. Depreciation and amortization increased to $7.4 million or 3.7% of total revenue for fiscal 2005, compared with $4.8 million or 3.5% of total revenue for fiscal 2004. While depreciation and amortization expense remained fairly consistent as a percentage of total revenue, the dollar increase is principally due to the depreciation and amortization associated with the fixed and intangible assets that we acquired as a result of our acquisition of Wirthlin in September 2004.
      Restructuring charges. During fiscal 2005, we recorded restructuring charges of approximately $1.1 million as a result of a reduction in staff of both our U.S. and European operations. Costs incurred during fiscal 2005 associated with the reduction in staff were $0.9 million. As a result of the restructuring plan, we also recorded a $0.2 million reserve for a lease commitment related to office space in London, which was leased by us prior to the acquisition of Wirthlin, that we determined was no longer needed as a result of the aforementioned reduction in staff, along with the integration of the European operations of Wirthlin. No such restructuring charges were recorded during fiscal 2004.
      Interest and other income, net. Net interest and other income totaled $0.6 million or 0.3% of total revenue for fiscal 2005, a slight increase over net interest and other income of $0.5 million or 0.4% of revenue for fiscal 2004.
      Income taxes. We recorded an income tax provision of approximately $5.1 million for fiscal 2005, compared with an income tax benefit of $16.0 million for fiscal 2004. Our effective tax rate for fiscal 2005 was 52.8%, which differed from an anticipated effective tax rate of 42% principally due to the effects of a change in estimate during fiscal 2005 associated with State tax apportionment factors, partially attributable to the Company’s acquisition of Wirthlin in September 2004. As a result of our deferred tax asset of $28.2 million principally related to our Federal net operating loss carryforwards, which are in excess of $63.0 million, income tax expense will principally be a non-cash item for us for fiscal 2006 and the foreseeable future.

Year Ended June 30, 2004 Versus Year Ended June 30, 2003
      The results of continuing operations for the years ended June 30, 2004 and 2003, as presented and discussed herein, do not include the results of our discontinued Japanese operations.

      The following table sets forth our results of continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2004	%	2003	%

	($ in thousands)
Revenue from services	$138,482	100.0%	$124,094	100.0%
Cost of services	64,543	46.6	61,816	49.8

Gross profit	73,939	53.4	62,278	50.2

Operating expenses:
Sales and marketing	11,915	8.6	9,438	7.6
General and administrative	43,964	31.7	40,952	33.0
Depreciation and amortization	4,796	3.5	5,620	4.5
Restructuring (credits) charges	—	—	(997)	(0.8)

Operating income	13,264	9.6	7,265	5.9
Interest and other income, net	530	0.4	570	0.5

Income from continuing operations before taxes	13,794	10.0	7,835	6.4

Income tax (benefit) expense	(16,009)	(11.6)	(2,998)	(2.4)
Income from continuing operations	29,803	21.6	10,833	8.8
Income from discontinued operations	115	0.1	274	0.2

Net income	$29,918	21.7	$11,107	9.0

      Revenue from services. Total revenue increased by $14.4 million to $138.5 million for fiscal 2004, an increase of 11.6% over fiscal 2003. This increase was driven by increases in revenue from our U.S. and European operations and, to a lesser extent, the additional revenue that resulted from our March 2004 acquisition of Novatris. Of the $14.4 million of increased revenue in fiscal 2004 over fiscal 2003, all but $1.6 million represented organic growth.
      U.S. revenue increased by $11.0 million to $112.0 million for fiscal 2004, an increase of 10.8% over fiscal 2003. This increase in U.S. revenue was attributable to growth in several markets, principally Strategic Marketing and Business & Consumer, Healthcare and HISB. The entire increase in U.S. revenue over the prior fiscal year was attributable to organic growth.
      European revenue increased by $3.4 million to $26.5 million for fiscal 2004, an increase of 14.9% over fiscal 2003. This increase in European revenue was partially a result of a $2.2 million increase in revenue due to exchange rate differences from the weakening of the U.S. Dollar against the British Pound. European revenue for fiscal 2004 also includes $1.6 million in revenue from Novatris as a result of the March 2004 acquisition.
      Revenue from Internet-based services was $86.1 million or 62.2% of total revenue for fiscal 2004, compared with $59.8 million or 48.2% of revenue for fiscal 2003. During fiscal 2004, our European operations began to make significant strides in the movement towards Internet-based services. European Internet-based revenues increased to $4.2 million or 15.7% of total European revenue in fiscal 2004, compared with $0.6 million or 2.4% of total European revenue in fiscal 2003, as a result of our continued efforts to build our European panel, along with our acquisition of Novatris in March 2004. As our Internet-based business model continued to mature and expand and we saw increased conversion of existing work to the Internet, traditional revenue decreased 18.5% to $52.4 million for fiscal 2004, from $64.3 million for fiscal 2003.
      Gross profit. Gross profit increased to $73.9 million or 53.4% of revenue during fiscal 2004, compared with $62.3 million or 50.2% of total revenue for fiscal 2003, principally due to the growth in Internet-related business relative to overall revenue growth, as discussed above. Drivers of gross profit include changes in overall revenue, as discussed above, as well as the mix of revenue and cost components on each project (e.g., project personnel time, data processing and data collection). Gross profit also reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense, based upon the unbillable tasks on which the time is spent.
      Sales and marketing. Sales and marketing expenses increased to $11.9 million or 8.6% of revenue for fiscal 2004, compared with $9.4 million or 7.6% of revenue, for fiscal 2003. Both the dollar and percentage increases were attributable to the increased headcount for our sales force in both the United States and United Kingdom. The increased costs for sales and marketing during fiscal 2004 are consistent with both the increased revenue as compared to fiscal 2003, as well as management’s planned increase in our sales force during fiscal 2004 and into fiscal 2005.
      General and administrative. General and administrative expenses increased to $44.0 million or 31.7% of revenue for fiscal 2004, compared with $41.0 million or 33.0% of revenue for fiscal 2003. The dollar increase is largely due to a $2.3 million increase in incentive compensation related expenses including salaries, fringe benefits and bonuses, related to the continued growth of our business. Our costs for database development also increased $0.6 million in fiscal 2004 compared with the prior year as we continued to expand our database panel in the United States and Western Europe. However, the increased database development costs were offset by decreased telecommunication costs of $0.5 million as a result of the closing of call centers in the United States and United Kingdom. Other increases in general and administrative expenses during fiscal 2004 included increased rent expense of $0.6 million and $0.5 million as a result of the addition of Novatris in March 2004, as well as other costs related to changes in our executive officers and the consolidation of operations in the United Kingdom.
      As a percentage of revenue, general and administrative expenses for fiscal 2004 decreased 1.3% compared to fiscal 2003 as we continued our cost saving efforts and stabilized operating expenses. Included within our cost saving efforts in fiscal 2004 was the decreased usage and eventual closing of our last telephone center in the United States in June of 2004, as well as the consolidation of operations in the United Kingdom.
      Depreciation and amortization. Depreciation and amortization decreased to $4.8 million or 3.5% of total revenue for fiscal 2004, compared with $5.6 million or 4.5% of total revenue for fiscal 2003. During fiscal 2004, we continued to maintain our major systems established and assets acquired in prior years and as a result, capital expenditures continued to decline, which resulted in a corresponding decline in depreciation expense.
      Interest and other income, net. Net interest and other income totaled $0.5 million for fiscal 2004 and fiscal 2003. Throughout fiscal 2004, while we had cash and marketable securities to invest, generated principally from operations, earnings on the increased investment balances were offset by lower interest rates. Net cash and marketable securities totaled $55.1 million at June 30, 2004, compared with $38.7 million at June 30, 2003.
      Income taxes. We recorded an income tax benefit of $16.0 million in fiscal 2004, compared with a benefit of $3.0 million in fiscal 2003. The benefits recorded during fiscal 2004 and 2003 were principally the result of the reversal of valuation allowances on our deferred tax assets. At the end of fiscal 2003, it was determined that it was more likely than not that we would utilize additional net operating losses in the near future and therefore, a portion of the valuation allowance was reversed. At the end of fiscal 2004, after achieving two consecutive fiscal years of net income, it was determined even more likely that we will utilize all of our U.S. net operating losses and therefore, the remaining U.S. valuation allowance was reversed.
Significant Factors Affecting Company Performance

Internet and Traditional Revenue Mix
      We believe that the advantages afforded to our clients by our ability to collect data over the Internet, our proprietary Internet response weighting system, our large panel and specialty sub-panels continue to give us a competitive advantage which we believe has been a driver in our achievement of overall growth rates that exceeded industry averages based upon the most recent data published by Inside Research in September 2005. Although we continue to work to convert projects to the Internet in the United States, we believe that our primary growth opportunity is in Europe. Our ability to change our Internet mix in Europe is principally dependent upon our success in maintaining the size and quality of our respondent panel and increasing customer acceptance of Internet-based work. We expect the globalization of the Internet portion of our business to continue over the next several years.
      The mix of Internet revenue is a factor in our gross profit, which also is affected by our ability to achieve favorable margins on traditional methods of data collection. Data collection costs are only one component of our costs of delivering work. Market research industry-specific factors significantly impact our profitability including, among others, project management, both as to pricing and cost utilization and realization rates for professional time, and value-added, which is revenue less principally out-sourced direct project costs. Because many of our contracts are performed on a fixed fee basis, management of pricing as well as control of the cost of delivery directly impact gross profitability. The profitability of the professional services component of work directly reflects our ability to capture and bill time spent on projects, as well as to control project personnel time that is not directly related to specific revenue-generating projects.
      We consider all of the revenue from a project to be Internet-based whenever more than 50% of the surveys were completed over the Internet. Internet revenue as a percentage of total revenue for fiscal 2005 was 55.5% on a global basis and 65.2% in the United States.
      Internet-based data collection involves certain fixed costs, including data collection costs, panel incentives and costs associated with the development and maintenance of underlying databases and Internet technology. However, once the fixed costs of database development and maintenance are absorbed, increases in volume of Internet-based work and related revenues tend to have a progressively increasing impact on profitability, assuming that project professional service components and pricing are comparable and operating expenses continue to be managed in the ordinary course.
      Internet projects may have a traditional data collection component, particularly in multi-country studies involving regions in which Internet databases are not fully developed. The traditional data collection component will tend to decrease the profitability of the project, even though it is considered to be an Internet project because a majority of the completed surveys come are collected via the Internet. Profitability is also decreased by direct costs of outsourcing and pass-through costs applicable to particular projects.

Development of Global Database
      Our global database of more than six million double opted-in Internet survey respondents continues to be a critical component of our success. We believe that our multi-million participant U.S. database continues to be adequate to service our U.S. Internet-based business, and intend to continue to develop our U.S. database at a rate that is commensurate with the overall size of our U.S. business. In fiscal 2004, we began to conduct more Internet-based projects in Europe and continue our initiative to build a European database. To that end, we have entered into various name acquisition agreements that resulted in names being added regularly to the European database. Our initiative was helped significantly with the acquisition of Novatris and its nearly one million member panel in March 2004. This initiative to increase our European database continued throughout fiscal 2005 and as of June 2005, our European database included almost two million names. We intend to continue to expand the European panel, in order to support the growth of Internet-based research in Europe. Additionally, in both the U.S. and in Europe, we intend to continue efforts to enhance existing and build new specialty sub-panels. The amount of our investments in names for our databases will continue to vary, particularly quarter by quarter, based upon factors such as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, client demand and attrition.
      By their nature, Internet databases experience participant attrition. There are no standard measurement systems for such attrition, particularly in the Internet survey response field. Measurement involves complex variables. For example, determining attrition by lack of response from a panelist for a set length of time since last contact is not necessarily reflective of expected long-term attrition. The panelist may not have had an interest in responding regarding particular survey topics offered over a period of time but may, after an absence, respond to a later survey covering a topic of particular interest to that panelist. Moreover, panelists who receive what they perceive to be excessively frequent survey requests tend to have higher than normal rates of attrition. Thus, percentage rates of attrition may not be comparable or meaningful within the industry.

Liquidity and Capital Resources
      Net cash provided by operating activities was $15.6 million, $16.4 million and $11.4 million for fiscal 2005, 2004 and 2003, respectively. The decrease of $0.8 million from fiscal 2004 to fiscal 2005 was partially driven by a decrease in income from continuing operations, net of non-cash items, such as depreciation and amortization and restructuring charges, net of cash payments. In addition, the decrease was also due in part to an increase in accounts receivable of $6.2 million as a result of our September 2004 acquisition of Wirthlin, offset by increases in accounts payable and accrued expenses of $1.7 million and $2.3 million, respectively, both of which were principally the result of our September 2004 acquisition of Wirthlin. The positive cash flows in fiscal 2004 and fiscal 2003 were principally the result of our generating net income during each year as compared to the funding of net losses in fiscal 2002. The increased cash provided by operating activities in fiscal 2004 as compared to fiscal 2003 was principally due to the increased income before income taxes, as the tax benefits reflected in net income during each period were essentially non-cash items.
      Net cash used in investing activities was $14.9 million, $24.4 million and $6.8 million for fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, our investing activities included $20.8 million in net cash paid in connection with the September 2004 acquisition of Wirthlin, along with net proceeds from the sale of marketable securities of $19.3 million, $14.2 million of which were used to fund our acquisition of Wirthlin. Fiscal 2005 investing activities also consisted of $9.4 million in capital expenditures, $4.6 million of which related to leasehold improvements to our New York City office, and $4.0 million in cash used for the acquisition of certain trademarks. During fiscal 2004, our investing activities included the net purchase of additional marketable securities of approximately $20.2 million, cash paid in connection with the Novatris acquisition of $2.6 million and capital expenditures of $1.5 million. During fiscal 2003, our investing activities included the net purchase of additional marketable securities of approximately $4.7 million, as well as capital expenditures of $2.3 million.
      Net cash used in financing activities was $3.0 million for fiscal 2005, compared with net cash provided by financing activities of $5.7 million and $2.6 million for fiscal 2004 and 2003, respectively. We received cash of $3.1 million in fiscal 2005 as a result of issuances of common stock and stock option exercises, offset by the repayment of $6.1 million in outstanding notes acquired in connection with the September 2004 acquisition of Wirthlin. Cash provided by financing activities of $5.7 million during fiscal 2004 was entirely due to issuances of common stock and stock option exercises. We received cash of $4.1 million in fiscal 2003 as a result of issuances of common stock and stock option exercises, offset by the repayment of $1.5 million in long-term borrowings. At June 30, 2005, 2004, and 2003, we had no short-term or long-term borrowings which were outstanding.
      At June 30, 2005, we had cash and cash equivalents of $13.1 million, an increase of 4.8% from $12.5 million at June 30, 2004. In addition, we also had $23.4 million in marketable securities at June 30, 2005, a decrease of 45.1% from $42.6 million at June 30, 2004. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy the cash requirements that we anticipate are necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If our operating results were to fail to meet our expectations, if we acquire additional businesses or if accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.
      At June 30, 2005, we had, and continue to maintain, lines of credit with commercial banks providing borrowing availability up to $10.0 million, at the prime interest rate (6.25% at June 30, 2005). Borrowings under these arrangements are due upon demand. There were no borrowings under these agreements at June 30, 2005 or 2004. These lines of credit are collateralized by our assets and are subject to certain non-financial covenants. We were in compliance with all such covenants at June 30, 2005. Additionally, we maintain a letter of credit for €3.1 million (approximately $3.8 million based on the June 30, 2005 Euro to U.S. Dollar conversion rate), which serves as collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended March 31, 2004. This letter of credit reduces our borrowing capacity against the $10.0 million line of credit.
      Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services, our promotional activities and our acquisition activities. Management anticipates that expenditures for property, plant and equipment and working capital requirements throughout fiscal 2006 will be at levels below those of the second half of fiscal 2005.
      In order to continue to generate revenue, we must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of the our revenue, we have had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.
Off Balance Sheet Risk Disclosure
      We are not party to any off balance sheet arrangements.
Contractual Cash Obligations (in thousands)
      Our consolidated contractual cash obligations and other commercial commitments as of June 30, 2005 are as follows:

Payments Due by Period

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	24,935	5,869	10,108	7,174	1,784
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$24,935	$5,869	$10,108	$7,174	$1,784

Recent Accounting Pronouncements

SFAS 123(R)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. We are required to adopt SFAS No. 123(R) for fiscal periods beginning July 1, 2005. We do not anticipate that the impact to our consolidated financial statements upon the adoption of SFAS No. 123(R) will differ significantly from the impact of expensing our existing stock options as disclosed in Note 2, “Summary of Significant Accounting Policies — Income (Loss) Per Share” in our Consolidated Financial Statements contained in this Form 10-K.

SAB 107
      In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options, and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (i) valuation models — SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective, (ii) expected volatility — SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and (iii) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the guidance prescribed by SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).

SFAS 153
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS No. 153 for fiscal periods beginning July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements.

SFAS 154
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial statements.

FSP FAS 109-1
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (“AJCA”), which was signed into law on October 22, 2004, authorizes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the AJCA, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards), limited to 50% of W-2 wages paid by the taxpayer. Accordingly, FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. Based upon our evaluation, we have determined that this provision of the AJCA does not currently have an impact on our consolidated financial statements.

FSP FAS 109-2
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA, which was signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Accordingly, FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision of the AJCA. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the AJCA before applying the requirements of FSP FAS 109-2. Based upon our evaluation, we have determined that this provision of the AJCA does not currently have an impact on our consolidated financial statements.
Risk Factors
The market research industry is vulnerable to general economic conditions.
      The market research industry tends to be adversely affected by slow or depressed business conditions in the market as a whole. Many of our clients treat all or a portion of their market research expenditures as discretionary. As general economic conditions decline and our customers seek to control variable costs, projects to be performed by us may be delayed or cancelled, and new project bookings may slow. As a result, our growth and earnings may be adversely impacted.
We face intense competitive pressures within the market research and polling industry and from others who have the ability to collect data over the Internet.
      The market research and polling industry includes many competitors, some of whom are much larger than we are or have specialized products and services we do not offer.
      Consolidation within the industry may result in some of our competitors acquiring Internet data collection capabilities through mergers and acquisitions. Such consolidation may result in a loss of business to our service-bureau. In addition, many other companies have, or are developing, large Internet databases of individuals with whom they can communicate via the Internet. Such companies may themselves, or in arrangements with other market research firms, choose to provide competitive data collection services. As others increase their ability to offer Internet-based data collection services, and as our competitors develop alternative products, we may come under increasing pressures in selling and pricing our products and services.
      No one customer accounts for more than 10% of our revenues and most of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects, and these competitive pressures may make it more difficult for us to do so and to sustain and grow our revenues.

If we are unable to maintain adequate size and demographic composition of our existing Internet panel, or if we are required to spend substantial funds to do so, our business, financial condition and results of operations will suffer.
      Our success is highly dependent on our ability to obtain and retain an adequate number of panelists in our Internet panel and its specialty sub-panels. Our ability to maintain an adequate online panel or increase Internet revenues may be harmed if:

•	a significant number of our current online panelists decide that they are no longer willing to participate in our surveys,

•	we lose a large number of online panelists from over-use, and then must rely on a limited number of online panelists for ongoing research,

•	we are unable to attract an adequate number of replacement panelists and specialty sub-panel members, or

•	new regulatory requirements related to unsolicited email communications, so-called “spam”, make it impractical for us to continue operations as currently conducted.
      There are no industry or other benchmarks for determining the optimal size and composition of an Internet panel. Among other factors, panelist response rates differ with differing survey content, and the frequency with which panelists are willing to respond to survey invitations is variable. Although we believe that our current panel is adequate for the foreseeable future to accommodate our clients’ broad-based survey requests in the United States and most of Western Europe, circumstances could change due to the factors described above. Additionally, we are not always able to accommodate client requests related to limited populations with particular demographic characteristics. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists over time.
      In general, if the number of our active survey respondents significantly decreases, or the demographic composition of our Internet panel narrows, our ability to provide our clients with accurate and statistically projectable information would likely suffer. This risk is likely to increase as our business expands. For example, our Internet panel is surveyed for our own studies as well as for studies conducted for other market research firms by HISB. Our business will be unable to grow and will suffer if we have an insufficient number of panelists to respond to our surveys, or if our panel becomes unreliable due to reduced size or it is not representative of the general population.
Our online panelists are not obligated to participate in our surveys and polls and there can be no assurance that they will continue to do so.
      We use our HIpoints, HIstakes and instant results programs to provide incentives to encourage participation in our surveys and to maintain the size of our Internet panel. If these programs lose their effectiveness in the future, a reduction in size or responsiveness of the panel could result.
A breach of our Internet security measures or security concerns, or liability arising from the use of the personal information of our Internet panel, could adversely affect our business.
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

      We could be subject to liability claims by our online panelists for any misuse of personal information. These claims could result in costly litigation. In addition, the Federal Trade Commission (“FTC”) and other domestic and international agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional costs and expenses if new regulations regarding the use of personal information, are introduced or if our privacy practices are investigated by the FTC or another governmental body.
We may be subject to liability for publishing or distributing content over the Internet.
      We may be subject to claims relating to content that is published on or downloaded from our websites. We also could be subject to liability for content that is accessible from our website through links to other websites. For example, as part of our surveys panelists sometimes access, through our websites or linkages to client websites, content provided by our clients such as advertising copy that may be incomplete or contain inaccuracies. We also recruit panelists to participate in research sponsored and hosted by our clients on the client’s website, and we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by those third parties. We may be accused of sending bulk unsolicited email and have our email blocked by one or more Internet service providers (“ISP’s”) and, therefore, be unable to conduct online data collection.
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
Changes in government regulation could limit our Internet activities or result in additional costs of doing business on the Internet.
      Any future legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. For example:

•	In February 1999, the Federal Communications Commission issued a declaratory ruling interpreting the Telecommunications Act of 1996 to allow local exchange carriers to receive reciprocal compensation for traffic delivered to information service providers, particularly Internet service providers, on the basis that traffic bound for ISP’s is largely interstate. As a result of this ruling, the costs of transmitting data over the Internet may increase.

•	A significant majority of U.S. state legislatures have enacted laws regulating the distribution of unsolicited email. Such laws could force changes in the manner in which we are able to recruit and communicate with panelists.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted. CAN-SPAM imposes a number of restrictions and requirements related to commercial communications over the Internet. CAN-SPAM also gives more legal ammunition for ISP’s to take spammers to court, allows the FTC to impose fines and gives state attorneys general the power to bring lawsuits. Any inability on our part to comply with CAN-SPAM and similar laws could add to our costs and force changes in the way in which we conduct business.
      In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third parties. Existing laws and regulations currently address, and new laws and regulations and industry self-regulatory initiatives are likely to address, a variety of issues, including, among others, the following:

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
Changes in industry practices could limit our Internet activities.
      Industry standards related to the Internet are still evolving. Moreover, some private entities have proposed their own standards for communications with, and use of information related to, individuals who use the Internet. ISP’s also have the ability to disrupt our communications with our panel. Although we believe that we maintain high standards for the recruitment of members into our database, communications with our panelists and use of information provided by our respondents, some ISP’s and/or self-appointed industry regulators may not agree. As a result, our communications with our panelists may be disrupted from time to time.
Any failure in the performance of our Internet-based technology infrastructure could harm our business.
      Because a greater proportion of our business than those of many of our competitors involves Internet-based data collection, our business may suffer a greater impact due to any Internet-related system failure. Any future Internet-related system delays or failures, including network, software or hardware failures, that cause an interruption in our ability to communicate with our Internet panel, collect research data, or protect visual materials included in our surveys, could result in reduced revenue, could have a material adverse effect on our business, financial condition and results of operations, and could impair our reputation.
      Our systems and operations are vulnerable to damage or interruption from fire, earthquake, flooding, power loss, telecommunications failure, break-ins and similar events. One supplier of our secure off-site Web hosting facilities currently maintains approximately one-third of our servers at one facility, and the redundancy of our systems may not be adequate as we depend upon the supplier and others to protect our systems and operations from the events described above. We have experienced technical difficulties and downtime of individual components of our systems in the past, and we believe that technical difficulties and downtime may occur from time to time in the future. The impact of technical difficulties and downtime may be severe. We have developed, however have not fully implemented, a formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for any losses that may occur due to failures in our systems.
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
      Our Internet panel members communicate with us using various ISP’s. These providers have experienced significant outages in the past, from time to time may block certain communications, and could experience outages, delays and other difficulties unrelated to our systems in the future.
      Major components of the Internet backbone itself could fail due to terrorist attack, war or natural disaster. Our business is particularly vulnerable to such failure because not only would we suffer the effects experienced by businesses in general, we would be unable to perform Internet surveys, which are the core of much of our business. We thus would have to find alternative means to conduct surveys or would be unable to effectively service the needs of many of our clients.
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
      Our success and ability to compete depends substantially on our internally-developed methodologies, technologies and trademarks, which we protect through a combination of patent, copyright, trade-secret and trademark laws. We have registered a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using the Harris name, our brand recognition and business would likely suffer. We would have to make substantial financial expenditures to promote and rebuild our brand identity.
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
      We also rely on off-the-shelf technologies that we license from third parties. “Off-the-shelf” technology refers to generally commercially available software that is not customized for a particular user. These third-party licenses may not continue to be available to us on commercially reasonable terms or at all. The inability to use licensed technology that is important to our business could require us to obtain substitute technology of lower quality or performance standards or at a greater cost. In the future, we may seek to license additional technology to enhance our current technology infrastructure. We cannot be certain that any such licenses will be available on commercially reasonable terms or at all. The loss of any of these technology licenses could result in delays in providing our products and services until equivalent technology, if available, is identified, licensed and integrated.
Our international growth is dependent in part upon expansion of our international Internet panel in key regions.
      Key components of our strategy are the extension of our Internet-based market research products and services to clients internationally, expansion of our Internet panel to include global online panelists and development of strategic alliances globally. If worldwide Internet usage does not continue to grow, we may be unable to attract international online panelists to our Internet panel or clients for our Internet-based market research and polling products and services. Our inability to attract panel members in key regions, including particularly Western Europe, would hinder our ability to serve the needs of our customers who do business internationally. We have estimated that our ability to effectively provide broad-based Internet research in Western Europe requires a European panel with at least one million respondents. Our European panel now exceeds that size, but our future growth in Europe may be constrained if we cannot increase the size of our European panel commensurate with that growth. The optimal size of our panel in specific countries is subject to the same uncertainty as is applicable to our existing panel in the United States.
Our international growth will be adversely affected if the marketplace does not continue to convert to Internet-based market research and polling.
      Although Internet-based research has achieved general acceptance in the United States, the success of our international business will depend on our ability to continually develop and market Internet-based products and services that achieve broad market acceptance internationally. In particular, our clients in Western Europe must continue to accept the Internet as an attractive replacement for traditional market research methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. Some European clients have expressed concern that Internet users do not yet accurately reflect their applicable population, and that any information collected via the Internet will be inherently biased. If our current and potential clients do not continue to accept our Internet-based methodologies as reliable and unbiased, our revenues may not meet expectations or may decline, and our business, financial condition and results of operations would likely suffer.
Our business is largely dependent on the continued development and worldwide growth of the Internet. The Internet may not grow, or may be unable to support the demands placed on it by this growth.
      If Internet usage continues to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth or the ability of the Internet infrastructure to adequately support the growth in Internet usage, including:

•	inadequate network infrastructure,

•	security concerns,

•	inconsistent quality of service, and

•	unavailability of cost effective, high speed service.
      Our Internet panel depends on ISP’s, online service providers and other website operators for access to the Internet and our websites. Many websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure.
      If worldwide Internet usage declines, or grows at a significantly slower rate than projected, our ability to maintain our current Internet panel, expand our global Internet panel and gather research data and information around the world will decrease, which would likely harm our business, financial condition and results of operations.
We rely on services provided by off-shore providers, the disruption of which could adversely impact our business.
      We rely on off-shore providers in countries such as India, Costa Rica and Romania, to provide certain of our programming services, as well as telephone and Internet data collection. Political or economic instability in countries from which such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time laws and regulations are proposed in the United States that would restrict or limit the benefits of off-shore operations, and enactment of legal restrictions could harm our results of operations.

If we are unable to overcome other risks associated with global operations, we will be unable to conduct business on a global level.
      Because many of our larger competitors have global operations, our expansion must, in part, be global. Our international operations have either lost money or not added significantly to our net income in recent years. Our operational, technical, and financial systems and controls will have to continue to adapt to a more diversified geographic base of operations. Managing and sustaining our international growth, and ensuring its profitability, will place significant demands on management. If we are unable to manage our growth effectively, we may not be able to successfully implement our business plan at projected levels.
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
      Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Project managers with industry expertise are important to our ability to retain and expand our business. Intense competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. There are few, if any educational institutions that provide specialized training related to market research. Employees therefore must be recruited in competition with other industries and few of those who are recruited have direct or substantial experience with Internet research. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.
Variations in our operating results may cause our stock price to decline.
      Our quarterly operating results have in the past, and may in the future, fluctuate significantly and we may incur losses in any given quarter. Our future results of operations may fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline.

      Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	declines in general economic conditions or the budgets of our clients,

•	a general decline in the demand for market research and polling products and services,

•	seasonal decreases in demand for market research and polling services,

•	development of equal or superior products and services by our competitors,

•	technical difficulties that cause general and long-term failure of the Internet, and

•	currency fluctuations.
      Factors that are partially within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	our relative mix of Internet-based and traditional market research and polling businesses,

•	technical difficulties associated with the investments in and maintenance of our own systems that negatively affect our operations,

•	our ability to maintain the proper size and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues,

•	our ability to recruit respondents into our sub-panels, such as our IT Decision-Makers, to conduct high-value research for our clients, and

•	development of our own new, marketable products and services.
      The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations or any other trend in our performance as an indication of our future results.
The price of our common stock is likely to be volatile and subject to wide fluctuations.
      The market prices of the securities of Internet-related companies have been especially volatile and these securities may be overvalued from time to time. The market price of our common stock is likely to be subject to wide fluctuations. If financial operating results do not improve or improve at a slower rate than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock would likely decline. In addition, if the market for Internet-related stocks or the stock market in general experiences an additional loss in investor confidence or declines again, the market price of our common stock could fall for reasons unrelated to our business, financial condition and results of operations. Investors might be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.
Anti-takeover provisions in our charter could delay or prevent an acquisition of our company.
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
      Our board of directors also adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock outstanding as of March 29, 2005, and one right attaches to each share issued thereafter until a specified date. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise of each right shares of our preferred stock, or shares of an acquiring entity, having a value equal to the exercise price of the right divided by 50% of the then market price of our common stock. The issuance of the rights could have the effect of delaying or preventing a change in control of our company.
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
      We have in the past and may in the future acquire or make investments in complementary businesses, services, products or technologies. If we choose not to pursue acquisitions, are unable to identify suitable acquisition candidates or unable acquire them at reasonable prices and/or on reasonable terms, our rate of growth may slow.
      If we choose to pursue acquisitions, some material risks are:

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
      As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions. We have international sales and continuing operations in the United Kingdom, France, Hong Kong, Belgium and China. Therefore, we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our total consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.
      Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our continuing international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries were not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our U.S. operations. While the United Kingdom now contributes significantly to our revenues, we continue to believe that our exposure to foreign currency fluctuation risk is low, given that our United Kingdom operations have historically produced low operating profits. However, if the operating profits in the United Kingdom increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows.
      To the extent that we incur expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. Since our foreign operations are conducted using a foreign currency, we bear additional risk of fluctuations in exchange rates because of instruments denominated in a foreign currency. We have historically had low exposure to changes in foreign currency exchange rates with regard to instruments denominated in a foreign currency, given the amount and short–term maturity of these instruments. The carrying values of financial instruments denominated in a foreign currency, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short-term nature of the maturity of these instruments.
      We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial position, results of operations and cash flows. Therefore, we have not entered into any arrangements that involve derivative financial instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude our adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we will continue to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.

Item 8.	Financial Statements and Supplementary Data
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Harris Interactive Inc.:
      We have completed an integrated audit of Harris Interactive Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. (the “Company”) and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control over Financial Reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Rochester, New York
September 13, 2005

HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$13,118	$12,511
Marketable securities	23,392	42,603
Accounts receivable, less allowances of $205 and $224, respectively	35,041	22,476
Costs and estimated earnings in excess of billings on uncompleted contracts	10,808	5,648
Other current assets	3,751	4,170
Deferred tax assets, net	4,712	6,340
Assets from discontinued operations	—	6,800

Total current assets	90,822	100,548
Property, plant and equipment, net	12,528	6,031
Goodwill	101,287	60,953
Other intangibles, less accumulated amortization of $2,605 and $945, respectively	12,865	2,745
Deferred tax assets, net	23,475	26,232
Other assets	1,385	1,562

Total assets	$242,362	$198,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	9,611	6,859
Accrued expenses	21,519	11,466
Billings in excess of costs and estimated earnings on uncompleted contracts	13,785	10,756
Liabilities from discontinued operations	—	1,051

Total current liabilities	44,915	30,132
Deferred tax liabilities	3,171	1,739
Other long-term liabilities	1,783	711
Commitments and Contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued at June 30, 2005 and 2004	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 61,374,981 shares issued at June 30, 2005 and 57,013,320 shares issued at June 30, 2004	61	57
Additional paid-in capital	221,032	195,817
Accumulated other comprehensive income (loss)	194	(8)
Accumulated deficit	(28,794)	(30,377)

Total stockholders’ equity	192,493	165,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,362	$198,071

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended June 30,

	2005	2004	2003

Revenue from services	$196,965	$138,482	$124,094
Cost of services	93,330	64,543	61,816

Gross profit	103,635	73,939	62,278
Operating expenses:
Sales and marketing	20,366	11,915	9,438
General and administrative	65,746	43,964	40,952
Depreciation and amortization	7,362	4,796	5,620
Restructuring (credits) charges	1,132	—	(997)

Total operating expenses	94,606	60,675	55,013

Operating income	9,029	13,264	7,265
Interest and other income	742	637	587
Interest expense	(150)	(107)	(17)

Income from continuing operations before income taxes	9,621	13,794	7,835

Income tax (benefit) expense	5,083	(16,009)	(2,998)

Income from continuing operations	4,538	29,803	10,833
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	(2,955)	115	274

Net income	$1,583	$29,918	$11,107

Basic net income (loss) per share(*):
Continuing operations	$0.08	$0.53	$0.20
Discontinued operations	(0.05)	0.00	0.01

Basic net income per share	$0.03	$0.53	$0.21

Diluted net income (loss) per share(*):
Continuing operations	$0.07	$0.52	$0.20
Discontinued operations	(0.05)	0.00	0.01

Diluted net income per share	$0.03	$0.52	$0.20

Weighted average shares outstanding — basic	60,264,152	56,099,330	52,983,689

Weighted average shares outstanding — diluted	61,238,064	57,444,785	54,638,596

(*) Figures may not add due to rounding
The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,

	2005	2004	2003

Cash flows from operating activities:
Net income	$1,583	$29,918	$11,107
Income (loss) from discontinued operations	(2,955)	115	274

Income from continuing operations	4,538	29,803	10,833

Adjustments to reconcile net income (loss) to net cash used in operating activities —
Depreciation and amortization	7,362	4,796	5,526
Restructuring (credits) charges and asset write-offs	1,132	(150)	(997)
Windfall stock option adjustment	859	8,026	—
Less: Cash outflows related to restructuring charges	(643)	—	(1,025)
Amortization of deferred compensation	—	56	91
Amortization of premium and discount on marketable securities	22	373	259
(Increase) decrease in assets, net of acquisition —
Accounts receivable	(6,239)	(1,284)	177
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,714)	(1,985)	742
Other current assets	(16)	(1,306)	(3,769)
Deferred taxes	2,900	(24,994)	664
Other assets	1,566	460	335
(Decrease) increase in liabilities, net of acquisition —
Accounts payable	1,689	170	(850)
Accrued expenses	2,298	2,320	(266)
Other liabilities	1,072	135	(762)
Billings in excess of costs and estimated earnings on uncompleted contracts	760	(60)	443

Net cash provided by operating activities	15,586	16,360	11,401

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(20,767)	(2,623)	168
Purchase of marketable securities	(27,323)	(42,229)	(37,196)
Proceeds from maturities and sales of marketable securities	46,580	21,995	32,523
Capital expenditures	(9,426)	(1,545)	(2,270)
Acquisition of trademarks	(4,000)	—	—

Net cash (used in) investing activities	(14,936)	(24,402)	(6,775)

Cash flows from financing activities:
Repayments of outstanding notes	(6,076)	—	—
Decrease in long-term borrowings	—	—	(1,507)
Issuance of common stock and stock options	3,065	5,672	4,090

Net cash (used in) provided by financing activities	(3,011)	5,672	2,583

Net cash from discontinued operations	3,020	(986)	(724)
Effect of exchange rate changes on cash and cash equivalents	(52)	139	(44)

Net increase (decrease) in cash and cash equivalents	607	(3,217)	6,441
Cash and cash equivalents at beginning of period	12,511	15,728	9,287

Cash and cash equivalents at end of period	$13,118	$12,511	$15,728

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock				Accumulated	Retained
	Outstanding		Additional	Unamortized	Other	Earnings			Total
			Paid-in	Deferred	Comprehensive	(Accumulated	Treasury	Officer	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Stock	Loan	Equity

Balance at June 30, 2002	53,020	53	177,014	(147)	(248)	(71,402)	(1,693)	(277)	103,300
Comprehensive income:
Net income						11,107			11,107
Unrealized loss on marketable securities					(20)				(20)
Foreign currency translation					(55)				(55)

Total comprehensive income									11,032

Exercise of options	2,101	2	3,209						3,211
Issuance of common stock under Employee Stock Purchase Plan	100		268						268
Amortization of deferred compensation				91					91
Retirement of common stock	(791)		(1,698)				1,693		(5)
Issuance of common stock under 401(k) Plan	157		615						615
Paydown of officer loan	(86)		(300)					277	(23)

Balance at June 30, 2003	54,501	55	179,108	(56)	(323)	(60,295)	—	—	118,489
Comprehensive income:
Net income						29,918			29,918
Unrealized loss on marketable securities					(188)				(188)
Foreign currency translation					503				503

Total comprehensive income									30,233

Exercise of options	2,034	2	4,536						4,538
Issuance of common stock under Employee Stock Purchase Plan	67		373						373
Windfall stock option adjustment			8,026						8,026
Amortization of deferred compensation				56					56
Issuance of common stock under 401(k) Plan	96		728						728
Issuance of common stock for acquisitions	315		3,046						3,046

Balance at June 30, 2004	57,013	57	195,817	—	(8)	(30,377)	—	—	165,489
Comprehensive income:
Net income						1,583			1,583
Unrealized gain on marketable securities					76				76
Foreign currency translation					126				126

Total comprehensive income									1,786

Exercise of options	776		1,792						1,792
Issuance of common stock under Employee Stock Purchase Plan	109		515						515
Issuance of common stock under 401(k) Plan	196		1,032						1,032
Windfall stock option adjustment			859						859
Issuance of common stock for acquisitions	3,525	4	22,125						22,129
Retirement of common stock surrendered in connection with sale of Japanese subsidiaries	(244)		(1,108)						(1,108)

Balance at June 30, 2005	61,375	61	221,032	—	194	(28,794)	—	—	192,493

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2005, 2004 and 2003
(In thousands, except share and per share amounts)

1.	Description of Business
      Harris Interactive Inc. (the “Company”) is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll, Harris Interactive is one of the world’s largest full service market research and consulting firms, and the global leader in conducting Internet-based survey research.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly-owned subsidiaries. There are no unconsolidated entities or off balance sheet arrangements. All intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
      It is the Company’s policy to reclassify amounts in prior years’ consolidated financial statements to conform to the current year’s presentation (see Note 7, “Revision in the Classification of Certain Securities”).

Revenue Recognition
      The Company recognizes revenue from services principally on a proportional performance basis using the cost-to-cost methodology, which the Company believes is effectively equivalent to output measures. The Company’s services typically include a series of surveys and a deliverable report in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and is matched against project costs and costs to complete on a periodic basis. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses become known.
      Invoices to clients are generated based upon the achievement of specific events, as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Such events may not be directly related to the performance of services. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability.
      In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue includes amounts billed to clients for subcontractor costs incurred in the completion of surveys. Furthermore, reimbursements of out-of-pocket expenses related to service contracts are also included in revenue in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)
      In 2003, the EITF issued Issue No. 00-21 (“EITF No. 00-21”) Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities to determine if separate units of accounting exist in such projects. The Company has reviewed the provisions of EITF No. 00-21 and determined that those provisions are consistent with the Company’s existing policies and therefore, the implementation of EITF No. 00-21 did not have a significant effect on the consolidated statement of operations for the years ended June 30, 2005, 2004 or 2003.

Cost of Services
      The Company’s direct costs associated with providing services principally consist of project personnel, which relates to the labor costs directly associated with a project, panelist incentives, which represent cash and non-cash incentives paid to individuals who complete surveys, data processing, which represents both the internal and out-sourced processing of survey data, and other direct costs related to survey production.

Panelist Incentives
      Since July 2001, the Company has had a customer loyalty program, HIpoints, whereby points are awarded to market survey respondents who register for the Company’s online panel, complete online surveys and refer others to join the Company’s online panel. The earned points, which are non-transferable, may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity. The Company maintains a reserve for its obligations with respect to future redemption of outstanding points, calculated based on the expected redemption rate of the points. This expected redemption rate is estimated based on the Company’s actual redemption rates since the inception of the program.
      In addition, the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives as incurred, and reverses expirations to the statement of operations.

Advertising Expenses
      Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. Such expenses amounted to $1,917, $820 and $1,007 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid instruments with a remaining maturity of three months or less at date of purchase.

Marketable Securities
      The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of June 30, 2005 and 2004. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)

Provision for Uncollectible Accounts
      The Company maintains provisions for uncollectible accounts and estimated losses resulting from the failure of its customers to remit payments. The provision for uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of default.

Fair Value of Financial Instruments
      In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its financial instruments using quoted market prices wherever possible. The Company’s financial instruments principally consist of cash, marketable securities, accounts receivable, capital lease obligations, accounts payable, and accrued expenses. The carrying amounts of cash, accounts receivable, capital lease obligations, accounts payable and accrued expenses approximate their fair value. The fair value of marketable securities is based on quoted market prices.

Concentration of Credit Risk
      Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable, as well as costs and estimated earnings in excess of billings on uncompleted contracts. Credit losses are provided for in the consolidated financial statements and are monitored by management to ensure that they are consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large customer base. For fiscal years 2005, 2004 and 2003, no single customer accounted for more than 10% of the Company’s consolidated revenue.

Property, Plant and Equipment
      Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.
      Depreciation is calculated using the straight-line or accelerated methods over the estimated useful lives of the assets. Specifically, the estimated useful lives for computer equipment, all other equipment and furniture and fixtures are 3, 5 and 7 years, respectively. In accordance with SFAS No. 13, Accounting for Leases, leasehold improvements are amortized using the straight-line method over the lesser of estimated useful life of the assets or term of the underlying lease arrangements.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill but instead, tests goodwill for impairment whenever changes in circumstances indicate that an impairment may exist, and at least on an annual basis. The Company has elected to make June 30 its annual impairment assessment date. In performing the annual impairment test, the Company compares the fair value of its reporting unit with its carrying value, including goodwill. In the event that the reporting unit’s carrying value exceeds its fair value, the Company would record an adjustment to the reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, the Company also assesses the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value of the underlying asset may not be recoverable. Consistent with

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)
this approach, the Company recorded a $2,954 impairment charge during the third quarter of fiscal 2005, which amount represented the full amount of the goodwill attributable to HI Japan, the operations of which have been classified as discontinued operations (see Note 5, “Discontinued Operations”).
      The Company completed its annual impairment analysis at June 30, 2005, 2004 and 2003, with no impairment, except as described above related to discontinued operations in Japan, identified for each of those years.

Computer Software Developed or Obtained for Internal Use
      The Company follows the provisions of Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Such amounts are included in other assets in the consolidated balance sheet and amounted to $2,325 and $1,711 at June 30, 2005 and 2004, respectively. Amortization expense related to these costs amounted to $1,118, $960 and $1,072 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company’s long-lived assets, excluding goodwill, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted pre-tax cash flows are less than the asset’s carrying value. The recoverability of the carrying value of long-lived assets is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If cash flows are less than the carrying value of an asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are measured at the lower of their carrying value or fair value less cost to sell. Fair value is determined through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

Income Taxes
      The Company and its U.S. subsidiaries file a consolidated federal income tax return. The Company files separate state income tax returns in certain states and combined income tax returns in other states. The Company follows the asset and liability approach to account for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has not provided any domestic income taxes applicable to the unremitted earnings of its foreign subsidiaries, as these amounts are considered to be indefinitely reinvested outside the U.S.

Post-employment Payments
      The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part, the payments relate to other relationships between the parties. Consistent with this approach, during the second quarter of fiscal 2005, the Company

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)
recorded a cost of $750 to reflect payment obligations over the succeeding 24 months to Dr. Gordon S. Black, former Executive Chairman of the Company and during the fourth quarter of fiscal 2005, the Company recorded a cost of $276 to reflect payment obligations over the succeeding 13 months, to Theresa A. Flanagan, former Group President, Customer Loyalty Management. Additionally, during the fourth quarter of fiscal 2005, the Company recorded a cost of $600 to reflect a lump sum payment made to Robert E. Knapp, former Chairman and Chief Executive Officer of the Company.

Foreign Currency Translation
      For the Company’s subsidiaries located outside of the United States, the local currency is the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of the subsidiaries are translated into U.S. Dollars as follows. Our total consolidated assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at the average exchange rates for each period and stockholders’ equity is translated using historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)
      Comprehensive income (loss) consists of two components, net income (loss) and accumulated other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized holding gain (loss) on available-for-sale marketable securities and the foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Income (Loss) Per Share
      In accordance with SFAS No. 128, Earnings Per Share, basic income (loss) per share amounts are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.
      The Company has granted stock options to its officers and non-employee directors under a stock-based compensation plan, with employee grants typically vesting ratably over three to four years and expiring ten years from the date of grant (as discussed in Note 16 — “Employee Stock Options”). The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized. The pro forma information

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)
below illustrates the effect on net income and net income per share in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December 2002.

				Basic Net		Diluted Net
				Income		Income
				per Share		per Share
	Net Income			Available		Available to
	Available to Holders			to Holders		Holders of
	of Common Stock			of Common Stock		Common Stock

Fair Value
Compensation
Expense
	As	(Net of	Pro	As	Pro	As	Pro
	Reported	Tax)	Forma	Reported	Forma	Reported	Forma

2005	$1,583	$1,490	$93	$0.03	$0.00	$0.03	$0.00
2004	29,918	1,101	28,817	0.53	0.51	0.52	0.50
2003	11,107	1,099	10,008	0.21	0.19	0.20	0.18

Segment Reporting
      The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has one reportable segment. The basis for determining the Company’s reportable segment is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions.
Recent Accounting Pronouncements

SFAS 123(R)
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a grant date fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after the required effective date (see below). In addition, SFAS No. 123(R) requires entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 to apply SFAS No. 123(R) using a modified version of prospective application. This application requires compensation cost to be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant date fair value of those awards as calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is required to adopt SFAS No. 123(R) for fiscal periods beginning July 1, 2005. The Company does not anticipate that the impact to the Company’s consolidated financial statements upon the adoption of SFAS No. 123(R) will differ significant from the impact of expensing our existing stock options as disclosed in Note 2 “Summary of Significant Accounting Policies — Income (Loss) Per Share”.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)

SAB 107
      In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options, and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (i) valuation models — SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective, ii) expected volatility — SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility, and (iii) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the guidance prescribed by SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

SFAS 153
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transaction, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replace it with a general exception from fair value measurement for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 for fiscal periods beginning July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements

SFAS 154
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

FSP FAS 109-1
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act, (“AJCA”), which was signed into law on October 22, 2004, authorizes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the AJCA, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards), limited to 50% of W-2 wages paid by the taxpayer. Accordingly, FSP FAS 109-1 clarifies that the deduction will be

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

2.	Summary of Significant Accounting Policies — (Continued)
treated as a “special deduction” as described in SFAS No. 109 Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. Based upon the Company’s evaluation, it has been determined that this provision of the AJCA does not currently have an impact on the Company’s consolidated financial statements.

FSP FAS 109-2
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA, which was signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Accordingly, FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision of the AJCA. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the AJCA before applying the requirements of FSP FAS 109-2. Based upon the Company’s evaluation, it has been determined that this provision of the AJCA does not currently have an impact on the Company’s consolidated financial statements.

3.	Business Combinations

Wirthlin Worldwide
      On September 8, 2004, the Company acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc., (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Wirthlin, Capitol Merger Sub, LLC (“Capitol”) and the stockholders of Wirthlin. The transaction included the merger of Wirthlin into Capitol, a wholly owned subsidiary of the Company.
      The Company and Wirthlin were engaged in complementary businesses in the market research and polling industry. This acquisition has created opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services and use a combined worldwide network. This acquisition has also provided the opportunity to convert Wirthlin traditional-based clients to the Internet. Additionally, this acquisition has assisted in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods. The Company’s presence in the United Kingdom and China has also been strengthened.
      Taking into account closing balance sheet adjustments made during the second quarter of fiscal 2005, pursuant to the terms of the Merger Agreement, the aggregate purchase price was $44,175 including the purchase price consisting of cash and shares of the Company’s common stock and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $21,455, $5,000 of which the Company was required to deposit in escrow and which will be released to Wirthlin stockholders to the extent not used to pay certain claims within certain time periods described in the Merger Agreement. In addition, an aggregate of 3,524,990 shares of common stock with an estimated fair value of $22,129 were issued to the stockholders of Wirthlin. The fair value was determined based on the average closing price of the Company’s common stock for the five day period ending September 10, 2004. Of the total consideration, the Company paid $500 to certain Wirthlin stockholders in consideration of a covenant not to compete. Total transaction costs amounted to $591.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

3.	Business Combinations — (Continued)
      The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and was included in the Company’s financial statements commencing on September 9, 2004. The Company has recorded $39,789 in goodwill, $7,780 in intangible assets and a deferred tax liability of $2,742 related to the acquisition, along with the other intangible assets acquired and liabilities assumed as shown below. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,990, $290, and $500, respectively, and useful lives (in years) of 10, 2, and 2, respectively.
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$11,827
Property, plant and equipment, net	1,687
Goodwill, including $3,926 of acquired goodwill	39,789
Intangible assets	7,780
Other long-term assets	2,281

Total assets acquired	63,364

Current liabilities	(10,371)
Deferred tax liability	(2,742)
Notes payable, current	(2,828)
Notes payable, long-term	(3,248)

Total liabilities assumed	(19,189)

Net assets acquired	$44,175

      Prior to the Company’s acquisition of Wirthlin, Wirthlin entered into agreements with certain former holders of stock in a Wirthlin U.K. subsidiary pursuant to which they could receive up to $206 in contingent consideration for achieving established revenue targets for each of the three years ended September 30, 2005, 2006 and 2007. These liabilities became liabilities of Capitol as part of the merger of Wirthlin into Capitol. In the event that the aforementioned contingencies occur, the Company will allocate the contingent payments to goodwill.
      The unaudited pro-forma information set forth below assumes that the acquisition of Wirthlin had occurred at the beginning of fiscal 2003, after giving effect to adjustments for the amortization of intangibles, as well as the impact of the Company’s decision to sell its Japanese subsidiaries. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

	Twelve Months Ended June 30,

	(Pro-forma)	(Pro-forma)	(Pro-forma)
	(Unaudited)	(Unaudited)	(Unaudited)
	2005	2004	2003

Revenue from services	$210,702	$193,498	$182,794
Net income	1,887	33,867	11,660
Net income per share — basic	$0.03	$0.60	$0.22
Net income per share — diluted	$0.03	$0.59	$0.21

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

3.	Business Combinations — (Continued)

Novatris
      On March 2, 2004 the Company acquired all of the issued and outstanding shares of the capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, pursuant to the Share Purchase Agreement (the “Share Purchase Agreement”) among the Company, Harris Interactive International, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, and Novatris.
      The Company and Novatris were engaged in complementary businesses in the market research and polling industry. The acquisition added approximately one million panel members to the Company’s existing European panel, and has created opportunities for revenue growth, cost savings and other synergies.
      The aggregate purchase price was $5,827, including cash, shares of the Company’s common stock and options to purchase shares of the Company’s common stock. The cash portion of the purchase price amounted to $2,522. An aggregate of 315,279 shares of common stock, with an estimated fair value of $2,714, were issued to the stockholders of Novatris. The fair value was determined based on the average closing price of the Company’s common stock over the two-day period before and after the acquisition date. Additionally, pursuant to the Share Purchase Agreement the Company issued 88,887 options to purchase shares of the Company’s common stock with an estimated fair market value of $332. Total transaction costs amounted to $259.
      The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, and was included in the Company’s consolidated financial statements commencing on March 2, 2004. The Company has recorded approximately $3,508 in goodwill, $2,440 in intangible assets and a deferred tax liability of $830 related to the acquisition along with the other tangible assets acquired and liabilities assumed as shown below. The goodwill is not deductible for tax purposes. The intangible assets consisted of an Internet respondent database, customer relationships and trade names with assigned values of $2,000, $240 and $200, respectively, and useful lives (in years) of 9, 3 and 6, respectively.
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,651
Property, plant and equipment, net	138
Goodwill	3,508
Intangible assets	2,440
Other long-term assets	511

Total assets acquired	8,248

Current liabilities	(1,591)
Deferred tax liability	(830)

Total liabilities assumed	(2,421)

Net assets acquired	$5,827

      Under the terms and conditions of the Share Purchase Agreement, the selling security holders could receive up to €1,351 (approximately $1,635 based on the June 30, 2005 Euro to U.S. Dollar conversion rate) in contingent consideration for achieving established net profit targets for the three calendar years ended

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

3.	Business Combinations — (Continued)
December 31, 2006 as well as an additional €1,351 in contingent consideration for achieving established panel growth targets for the three calendar years ended December 31, 2006. In the event that either of the above contingencies occurs, the Company will allocate the contingent payments to goodwill. As the amount of consideration due the selling security holders in connection with their achievement of the established net profit target for the calendar year ended December 31, 2004 became determinable during the fourth quarter of fiscal 2005 upon receipt of audited statutory financial statements, the Company recorded a liability of €452 (approximately $546 based on the June 30, 2005 Euro to U.S. Dollar conversion rate) and a corresponding purchase accounting adjustment (see Note 19, “Goodwill”).
      Novatris, whose fiscal year prior to the acquisition was the calendar year, experienced losses of approximately $1,000 during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. Given that Novatris was a private organization prior to the acquisition, the Company does not have audited financial statements that are presented in accordance with accounting principles generally accepted in the United States of America to provide relevant pro-forma financial results for the years ended June 30, 2004 and 2003. Therefore, no such results are reported.

4.	Restructuring Charges

Fiscal 2005
      During the third quarter of fiscal 2005, the Company recorded restructuring charges directly related to cost reduction initiatives implemented by the Company’s management. Management developed a formal plan that included a reduction in the staffs of both the Company’s U.S. and U.K. operations. As a result of the plan, the Company also recorded a reserve for a lease commitment related to office space in London, which the Company leased prior to the acquisition of Wirthlin, that the Company determined was no longer needed as a result of the aforementioned reduction in staff, as well as the integration of the U.K. operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from the Company’s U.S. and U.K. operations was 27.
      The following table summarizes activity with respect the restructuring charges for the fiscal 2005 plan during the year ended June 30, 2005:

		Lease
	Severance	Commitment	Total

Net charge during the third quarter of fiscal 2005	$841	$214	$1,055
Cash payments during fiscal 2005	(608)	(35)	(643)
Fiscal 2005 adjustments during the fourth quarter	77	—	77

Remaining reserve at June 30, 2005	$310	$179	$489

      During the fourth quarter of fiscal 2005, the Company reduced the reserve for restructuring charges by $10 for outplacement benefits offered to employees under the plan which expired prior to being utilized. These charges were reversed through the same income statement line item where the costs were recognized initially. In addition, the reserve for restructuring charges was increased by $87 for employees who were included in the fiscal 2005 plan but whose severance plans were not finalized at the end of the third quarter of fiscal 2005.
      As of June 30, 2005, all actions in the plan were completed. However, cash payments for severance and the lease commitment will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance will continue through April 2006, and cash payments on the lease commitment will continue through January 2009.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

5.	Discontinued Operations
      During the third quarter of fiscal 2005, the Company committed to a plan to sell its Japanese subsidiaries (collectively, “HI Japan”). At that time, the Company recorded an anticipated loss on disposal of $3,104. Of the anticipated loss, $2,954 represented the impairment charge for full amount of the goodwill attributable to HI Japan, and $150 represented a reserve for the anticipated costs of selling the business. The Company based its impairment determination on the fact that HI Japan did not contribute to the profitability of the Company at the level that was anticipated at the time of acquisition. As a result of recording the goodwill write-down and reserve for anticipated costs to sell the business, the book values of the remaining net assets of HI Japan approximated their estimated fair value.
      On May 19, 2005, the Company sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment to the Company of $768 and Mr. Aoo’s surrender to the Company of 243,811 shares of the Company’s common stock with an estimated fair value of $1,108, determined based on the average closing price of the Company’s common stock for the three day period ending May 21, 2005. All of the shares were subsequently retired by the Company. The final loss on disposal as a result of the sale was $2,684 and resulted in a capital loss for tax purposes of $3,305. The Company did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss, and the Company has no significant capital gains against which the capital loss can be offset. As such, the Company recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 13, “Income Taxes”.
      The Company has classified HI Japan as a discontinued operation, consistent with the provisions of SFAS No. 144. As such, the results of operations, net of taxes, and the carrying value of the assets and liabilities of HI Japan have been reflected in the accompanying consolidated financial statements as discontinued operations, assets from discontinued operations and liabilities from discontinued operations, respectively. All prior periods presented have been reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.
      The revenues and income (loss) attributable to HI Japan and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2005	2004	2003

Revenues	$4,938	$7,550	$6,457
Income (loss) from discontinued operations (excluding loss on disposal of $2,684 in 2005)	(271)	115	274

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

5.	Discontinued Operations — (Continued)
      At June 30, the assets and liabilities of the discontinued operations were as follows:

2004

Cash and cash equivalents	$1,450
Accounts receivable, net	1,400
Costs and estimated earnings in excess of billings on uncompleted contracts	237
Other current assets	57
Property, plant and equipment, net	230
Goodwill	2,954
Deferred tax assets	98
Other assets	374

Assets from discontinued operations	6,800

Accounts payable	779
Accrued expenses	272

Liabilities from discontinued operations	1,051

6.	Marketable Securities
      At June 30 marketable securities consisted of the following:

	2005		2004

	Cost	Fair Value	Cost	Fair Value

Type of issue:
Commercial paper	$—	$—	$2,000	$2,000
Corporate bonds	6,462	6,426	9,783	9,740
Government securities	17,046	16,966	31,002	30,863

Total available-for-sale securities	$23,508	$23,392	$42,785	$42,603

      Gross unrealized gains and losses on available-for-sale securities at June 30, 2005 were $1 and $117, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2004 were $6 and $188, respectively.
      The cost and fair value of available-for-sale securities at June 30, by contractual maturity, were as follows:

	2005		2004

	Cost	Fair Value	Cost	Fair Value

Maturity date:
Due in one year or less	$18,699	$18,626	$21,326	$21,283
Due after one year through three years	4,809	4,766	21,459	21,320

Total available-for-sale securities	$23,508	$23,392	$42,785	$42,603

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

6.	Marketable Securities — (Continued)
      Losses from sales of available-for-sale securities during the years ended June 30, 2005 and 2004 were $52 and $2, respectively. There were no gains from sales of available-for-sale securities during the years ended June 30, 2005 and 2004.

7.	Revision in the Classification of Certain Securities
      During the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as current investments in a separate line item on its Consolidated Balance Sheets as of June 30, 2005 and 2004. The Company has also made corresponding reclassifications to its Consolidated Statements of Cash Flows for the periods ended June 30, 2005, 2004 and 2003, in order to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Operations, for any prior period.
      At June 30, 2004, $6,945 of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet.
      For the fiscal years ended June 30, 2004 and 2003, net cash provided by (used in) investing activities related to these current investments of ($105) and ($2,675), respectively, was included in cash and cash equivalents in the Company’s Consolidated Statement of Cash Flows.

Current Investments
      At June 30, 2005 and June 30, 2004, the Company held $7,050 and $6,945, respectively, of current investments, which consist of auction rate municipal bonds and variable rate municipal demand notes, all of which were classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has historically had the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income.

8.	Contracts In Progress
      At June 30, accumulated costs and estimated earnings and billings on contracts in progress were as follows:

	2005	2004

Accumulated costs and estimated earnings	$50,560	$25,557
Billings	(53,537)	(30,665)

	$(2,977)	$(5,108)

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

8.	Contracts In Progress — (Continued)
      Contracts in progress are included in the accompanying balance sheets under the following captions:

	2005	2004

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,808	$5,648
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,785)	(10,756)

	$(2,977)	$(5,108)

9.     Property, Plant and Equipment
      At June 30, property, plant and equipment consisted of the following:

	2005	2004

Furniture and fixtures	$5,198	$4,457
Equipment	25,287	20,868
Leasehold improvements	8,749	3,474

	39,234	28,799
Accumulated depreciation	(26,706)	(22,768)

	$12,528	$6,031

      Depreciation expense on property, plant and equipment amounted to $4,584, $3,412 and $4,142 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

10.	Enterprise-Wide Disclosures
      The Company is comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France, and to a more limited extent, Hong Kong, Belgium and China. The Company currently has one reportable segment. There were no inter-company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation. All information has been revised as applicable to reflect results from continuing operations only and therefore excludes the results of the Company’s Japanese operations, which were sold during the year ended June 30, 2005 (see Note 5, “Discontinued Operations”).
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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

10.	Enterprise-Wide Disclosures — (Continued)
      Geographic information for the fiscal years ended June 30, was as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total

Year ended June 30, 2005:
Revenue from services	$149,919	$46,523	$523	$196,965
Net income (loss)	5,786	(1,150)	(98)	4,538
Long-lived assets	9,385	3,139	4	12,528
Deferred tax assets, net of valuation allowance	27,878	243	66	28,187
Year ended June 30, 2004:
Revenue from services	$111,999	$26,483	$—	$138,482
Net income (loss)	30,040	(237)	—	29,803
Long-lived assets	4,355	1,676	—	6,031
Deferred tax assets, net of valuation allowance	32,254	318	—	32,572
Year ended June 30, 2003:
Revenue from services	$101,050	$23,044	$—	$124,094
Net income (loss)	10,130	703	—	10,833
Long-lived assets	5,951	1,651	—	7,602
Deferred tax assets, net of valuation allowance	3,890	14	—	3,904

11.	Accrued Expenses
      At June 30, accrued expenses consisted of the following:

	2005	2004

Payroll and withholding expenses	$2,738	$1,675
Accrued benefits	1,049	371
Bonuses	2,168	3,000
Project accruals	2,098	1,094
HIpoints accrual	2,718	1,830
Accrual for remaining payment to TNS for trademarks	2,000	—
Other	8,748	3,496

	21,519	11,466

      “Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

12.	Line and Letter of Credit
      At June 30, 2005, the Company had, and continues to maintain, lines of credit with commercial banks providing borrowing availability of up to $10,000, at the prime interest rate (6.25% at June 30, 2005). Borrowings under these arrangements are due upon demand. There were no borrowings under these arrangements at June 30, 2005 or 2004, respectively. These lines of credit are collateralized by the assets of the Company, and are subject to certain non-financial covenants, all of which the Company was in compliance with at June 30, 2005. Additionally the Company maintains a letter of credit for €3,083 (approximately $3,730

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

12.	Line and Letter of Credit — (Continued)
based on the June 30, 2005 Euro to U.S. Dollar conversion rate) that serves as collateral for the contingent purchase price involved in the Company’s acquisition of Novatris during the quarter ended March 31, 2004. The letter of credit reduces the Company’s borrowing capacity against the $10,000 line of credit.
      At June 30, 2005 and 2004 the Company had no short-term or long-term borrowings.

13.	Income Taxes
      For the fiscal years ended June 30, the provision for income taxes for continuing operations consisted of the following:

	2005	2004	2003

Current:
Federal	$231	$160	$262
State	290	165	38
Foreign	—	619	—

	$521	$944	$300
Deferred:
Federal	$3,381	$(14,742)	$(2,654)
State	1,291	(2,371)	(382)
Foreign	(110)	160	(262)

	$4,562	$(16,953)	$(3,298)

	$5,083	$(16,009)	$(2,998)

      For the fiscal years ended June 30, the U.S. and Foreign components of income (loss) from continuing operations before income taxes were as follows:

	2005	2004	2003

U.S.	$10,239	$13,252	$7,663
Foreign	(618)	542	172

	$9,621	$13,794	$7,835

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

13.	Income Taxes — (Continued)
      At June 30, deferred tax assets (liabilities) consisted of the following:

	2005	2004

Net operating loss carryforwards	$26,110	$31,569
Internet database development expenses	1,105	892
Stock option compensation	142	142
HIpoints accrual	1,086	732
Capital loss carryover	1,321	—
Accrued expenses	1,157	210
Other	96	444

Gross deferred tax assets	31,017	33,989
Valuation allowance	(2,830)	(1,417)

	28,187	32,572
Goodwill	(1,039)	(780)
Intangible assets created by acquisitions	(2,132)	(959)

Net deferred tax assets	$25,016	$30,833

      As of June 30, 2005, the Company has Federal and New York State net operating loss carryforwards of approximately $63,000 and $64,000, respectively, that will begin to expire in 2020, as all 1999 loss carryforwards were used in 2004.
      Deferred tax assets have been recognized to the extent management believes it is more likely than not that the asset will be realized. Changes in facts, circumstances and projections may have an effect on the amount of the asset recognized in future periods.
      During the fiscal year ended June 30, 2004, the reversal of the valuation allowance established against deferred tax assets for temporary differences resulting from APB Opinion No. 16, Business Combinations, purchase accounting amounting to $2,315 under APB No. 16 was credited directly to goodwill, rather than income tax expense, resulting in zero net effect to the Company’s income statement. Further, the reversal of the valuation allowance established for stock option deductions, amounting to $6,168, was credited directly to additional paid in capital, resulting in zero net effect to the income statement. In addition, a tax benefit for stock option deductions, amounting to $1,858, was also credited directly to additional paid in capital during fiscal 2004, resulting in zero net effect to the income statement.
      Under existing Federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of Federal net operating losses and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for Federal income tax purposes, and accordingly this could limit the Company’s ability to use its Federal net operating loss and tax credit carryforwards in future years. As of June 30, 2005, of the Company’s total net operating loss carryover of approximately $63,000, approximately $45,600 is subject to an annual limitation under Internal Revenue Code Section 382.
      In addition, Harris Interactive Europe, the Company’s wholly owned subsidiary, has net operating loss carryforwards in the United Kingdom of approximately $5,520. A valuation allowance of approximately $1,509 has been recorded against the portion of the deferred tax asset related to the United Kingdom net operating loss carryforwards for which management believes that it is not more likely than not that the related deferred tax asset will be realized.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

13.	Income Taxes — (Continued)
      The sale of the Company’s Japanese operations during fiscal 2005, as more fully described in Note 5, “Discontinued Operations”, resulted in a capital loss of $3,305. A valuation allowance of $1,321 has been recorded against the entire deferred tax asset related to the aforementioned capital loss. Net income from the Company’s discontinued Japanese operations for fiscal 2004 and 2003 was $115 and $274, respectively, which was net of provisions for income taxes of $45 and $44, respectively.
      The (benefit) provision for income taxes for continuing operations differs from the amount of income tax computed by applying the applicable U.S. statutory Federal income tax rate to income from continuing operations before income taxes as follows:

	2005	2004	2003

Expense (benefit) at Federal statutory rate	$3,367	$4,690	$2,664
State income tax expense (benefit), net of Federal income tax	1,479	(1,437)	249
Foreign rate differential	106	594	54
(Decrease) increase in valuation allowance	—	(19,750)	(6,023)
Other	131	(106)	58

	$5,083	$(16,009)	$(2,998)

      The State income tax expense above for fiscal 2005 includes the effects of a change in estimate during the current year associated with State tax apportionment factors, partially attributable to the Company’s acquisition of Wirthlin during fiscal 2005, as more fully described in Note 3, “Business Combinations.”
14.     Stockholders’ Equity

Common Stock
      In fiscal 2000, the Company amended its Certificate of Incorporation to increase the number of shares of its authorized common stock to 100,000,000 shares. At June 30, 2005, 2004 and 2003, the Company had no outstanding stock warrants.

Employee Stock Purchase Plan
      The Company registered 500,000 shares of common stock in March 2000, and an additional 500,000 shares in November 2004, for issuance under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2005, 2004 and 2003, employees purchased 108,690, 67,015 and 99,383 shares of common stock through the ESPP, respectively.

Treasury Stock
      In December 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5,000 of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company’s shares and general market conditions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity”, unless such shares are formally retired. As of June 30, 2005, the Company had repurchased and retired 655,600 shares of common stock at a cost of $1,693 under such program.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003
14.     Stockholders’ Equity — (Continued)

Investor Stock Options
      At June 30, 2005 and 2004, the Company had outstanding investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris in March 2004. The State income tax expense above includes the effects of a change in estimate during the current year associated with State tax apportionment factors, partially attributable to the Company’s acquisition of Wirthlin during fiscal 2005, as more fully described in Note 3, “Business Combinations.” Investor options for fiscal 2005 and 2004 are not included as options under the Company’s employee stock option plan, as discussed in Note 16, “Employee Stock Options.”

Stockholder Rights Plan
      On March 11, 2005, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated March 11, 2005 (the “Rights Agreement”). Under the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $.001 per share, to stockholders of record as of the close of business on March 29, 2005 (the “Record Date”). In addition, one Right automatically attaches to each share of common stock issued between the Record Date and the Distribution Date (defined below). Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of the Company’s Series A Preferred Stock, par value $.01 per share, at a cash exercise price of $27.48 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement. The Rights will separate from the common stock and will become exercisable only when a public announcement has been made that a person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock (an “Acquiring Person”), other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder, or ten days after a person commences, or publicly announces the intention to commence (which intention to commence remains in effect for five business days after such announcement), a tender offer or exchange offer that could result in the person or group becoming an Acquiring Person and that is not terminated within such ten-day period (the earlier of such dates being referred to as the “Distribution Date”). If a person or group becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right that number of Units equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the Company’s common stock. If there are insufficient shares of preferred stock to permit full exercise of all of the Rights, holders of Rights may instead receive shares of the Company’s common stock, other securities, cash or property, or a combination thereof. If, at any time after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction with an Acquiring Person or certain other types of transaction specified in the Rights Agreement, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right, in lieu of shares of preferred stock, that number of shares of the common stock of the surviving entity equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the surviving entity’s common stock.
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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003
14.     Stockholders’ Equity — (Continued)
      As of June 30, 2005, the Company has authorized the issuance of 5,000,000 shares of preferred stock, of which up to 1,000,000 shares (subject to adjustment as provided in the Certificate of Designation authorizing the preferred stock) are designated as Series A Preferred Stock, par value $.01 per share.

15.	Net Income Per Share
      The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the fiscal years ended June 30, 2005, 2004 and 2003. Unexercised stock options to purchase 2,834,919, and 1,686,887 shares of the Company’s common stock for the fiscal years ended June 30, 2005 and 2004, respectively, at weighted average prices per share of $8.08 and $9.13, respectively, were not included in the computations of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock for fiscal 2005 and 2004, respectively.

	For the Years Ended June 30,

	2005	2004	2003

Weighted average outstanding common shares for basic EPS	60,264,152	56,099,330	52,983,689
Diluted effect of outstanding stock options	973,912	1,345,455	1,654,907
Shares for diluted EPS	61,238,064	57,444,785	54,638,596
      The following table sets forth the computation of basic and diluted net loss per share for the fiscal years ended June 30:

	2005	2004	2003

Numerator:
Net income attributable to holders of common stock	$1,583	$29,918	$11,107

Denominator for basic net income per share — weighted average shares	60,264,152	56,099,330	52,983,689

Basic net income per share	$0.03	$0.53	$0.21

Denominator for diluted net income per share — weighted average shares	61,238,064	57,444,785	54,638,596

Diluted net income per share	$0.03	$0.52	$0.20

16.	Employee Stock Options
      The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to purchase its common stock, generally at fair value as of the date of grant. Options generally vest over a period of up to 4 years and expire after 10 years from the date of grant.
      The Company has registered a total of 7,250,000 shares of common stock for issuance under the its 1999 Long-Term Incentive Plan, of which 4,000,000 shares were registered in November 2004. There were 1,715,256 shares available for future grant at June 30, 2005.
      During fiscal 2005, the Company registered an additional 235,000 shares for non-qualified stock options that were issued in connection with the hiring of its Chief Financial Officer.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

16.	Employee Stock Options — (Continued)
      During fiscal 2004 the Company registered an additional 1,100,000 shares for non-qualified stock options that were issued in connection with the hiring of its Chief Executive Officer and the acquisition of Novatris.
      A summary of the status of the Company’s employee stock options (including options under the Long-Term Incentive Plan and options issued outside Long-Term Incentive Plan to new employees) for the fiscal years ended June 30, 2005, 2004 and 2003 is as follows:

	Number of	Weighted Average
	Shares	Price per Share

Outstanding at July 1, 2002	6,299,058	$2.70
Granted	785,000	2.48
Expired	—	—
Forfeited	(524,572)	4.51
Exercised	(1,870,341)	1.49

Outstanding at June 30, 2003	4,689,145	2.95
Granted	1,569,500	8.55
Expired	—	—
Forfeited	(96,007)	5.05
Exercised	(2,033,936)	2.23

Outstanding at June 30, 2004	4,128,702	5.38
Granted	3,565,300	5.68
Expired	—	—
Forfeited	(989,790)	8.36
Exercised	(775,990)	2.31

Outstanding at June 30, 2005	5,928,222	$6.14
      Employee stock options exercisable as of June 30, 2005, 2004 and 2003 amounted to 1,990,843, 2,076,730 and 3,436,548, respectively. The weighted average exercise price of the exercisable options at June 30, 2005, 2004 and 2003 was $6.14, $3.73 and $3.00, respectively.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

16.	Employee Stock Options — (Continued)
      The following represents additional information about employee stock options outstanding at June 30, 2005:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise Price	Number	Exercisable Price
Range of Exercise Prices per Share	Outstanding	(Years)	(Per Share)	Exercisable	(Per Share)

$ .47 – $ .47	212,000	2.3	$0.47	212,000	$0.47
1.26 – 2.42	687,913	6.6	$2.25	502,340	$2.19
3.00 – 4.98	1,734,279	8.3	$4.24	512,585	$3.83
5.00 – 6.38	1,188,863	9.5	$5.57	146,800	$6.66
6.56 – 8.96	1,925,167	8.9	$7.64	437,118	$13.83
11.00	180,000	4.7	$11.00	180,000	$11.00

Total	5,928,222	8.2	$5.45	1,990,843	$6.14

      During fiscal 2000, 617,000 stock options were granted to employees at an amount that was less than the fair value of the common stock as of the grant date. Accordingly, the Company recorded $2,431 in unamortized deferred compensation in fiscal 2000 for these options that vested over 3 to 4 years. Compensation expense was amortized over the vesting period with unamortized deferred compensation recorded as a reduction in stockholders’ equity. No such options were granted during the years ended June 30, 2005, 2004 and 2003. During the fiscal years ended June 30, 2005, 2004 and 2003, compensation expense recognized in the consolidated statements of operations amounted to $0, $56 and $91, respectively.
      The weighted average fair market value of options granted during the fiscal years ended June 30, 2005, 2004 and 2003 was $2.32, $4.28 and $1.37, respectively. For purposes of this disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for options granted during fiscal 2005, 2004 and 2003.

	2005	2004	2003

Risk-free interest rate	3.43%	2.29%	2.35%
Weighted average expected life (in years)	4	4	4
Volatility factor	48%	64%	72%
Dividend yield	—	—	—

17.	401(k) Plan
      The Company established a 401(k) Plan (the “Plan”) effective January 1, 1995. Eligibility to fully participate in the Plan, including employer matching contributions, if any, is limited to those employees who are at least 21 years of age and have completed one year of employment with at least 1,000 hours of service. However, employees are eligible to contribute to the Plan upon completion of one quarter of service.
      Participants may contribute 1% to 100% of compensation up to federally established limitations. Employer matching contributions are discretionary, and include matching contributions and profit sharing contributions. Matching contribution expense incurred by the Company during the fiscal years ended June 30, 2005, 2004 and 2003 was $1,032, $726 and $616, respectively.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

18.	Acquired Intangible Assets Subject to Amortization
      At June 30, acquired intangible assets subject to amortization consisted of the following:

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Contract-based intangibles	$1,750	$1,354	$1,250	$833
Internet respondent database	2,000	296	2,000	74
Customer relationships	7,230	689	240	27
Trade names	4,490	266	200	11

Total	$15,470	$2,605	$3,690	$945

	For the Years Ended
	June 30,

	2005	2004	2003

Aggregate amortization expense:
For the year ended	$1,660	$425	$312

Estimated amortization expense:
For the year ending June 30, 2006	$1,734

For the year ending June 30, 2007	$1,274

For the year ending June 30, 2008	$1,155

For the year ending June 30, 2009	$1,155

For the year ending June 30, 2010	$1,143

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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

19.	Goodwill
      The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2003, 2004 and 2005 were as follows:

Balance as of July 1, 2002	$63,428
Additional purchase accounting adjustments in connection with the acquisition of Total Research	249
Goodwill written off related to the reversal of deferred tax asset valuation allowance	(418)

Balance as of June 30, 2003	$63,259
Acquisition of Novatris during the quarter ended March 31, 2004	2,962
Goodwill written off related to the reversal of deferred tax asset valuation allowance	(2,315)

Balance as of June 30, 2004	$63,906

Acquisition of Wirthlin Worldwide, Inc. during the quarter ended September 30, 2004	37,164
Cumulative purchase accounting adjustments in connection with the acquisition of Wirthlin	2,625
Impairment of goodwill attributable to Japanese subsidiaries	(2,954)
First installment of Novatris contingent consideration	546

Balance as of June 30, 2005	$101,287

20.	Commitments and Contingencies
      The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 21, Related Party Transactions”. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases as of June 30, 2005 are as follows:

Years Ending June 30:

2006	$5,869
2007	5,306
2008	4,802
2009	3,691
2010	3,483
2011 and beyond	1,784
      Total rental expense for operating leases during the years ended June 30, 2005, 2004 and 2003 was $7,416, $5,423 and $4,804, respectively.

21.	Related Party Transactions
      Pursuant to the Wirthlin Merger Agreement, Wirthlin was merged into a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was appointed to the Company’s Board of Directors. Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC, in which he holds a 34.3% direct interest and 100% beneficial interest. WB&H Investments, in which the Richard B. Wirthlin Family LLC holds an 88.375% interest, and is

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

21.	Related Party Transactions — (Continued)
the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated September 15, 1985, and amended as of August 23, 2005, (the “WB&H Lease”) covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Richard B. Wirthlin Family LLC is also the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated April 23, 2002 (the “RBW Family LLC Lease”), covering facilities used by Wirthlin located at 1920 Association Drive, Reston, Virginia. Under the terms of the WB&H Lease, Wirthlin paid base rent in the amount of $12 per month, and under the terms of the RBW Family LLC Lease, Wirthlin pays base rent in the amount of $44 per month, which amounts represent the related party rent expense for the year ended June 30, 2005. Effective as of September 1, 2005 base rent under the WB&H Lease was increased to $13 per month which amount is subject to annual adjustment based on changes in the consumer price index and certain operating expenses. The stockholders of Wirthlin agreed to indemnify the Company against liabilities, if any, incurred by the Company in the event that the Company chose to terminate the WB&H Lease, but the Company released the stockholders from such indemnification obligation in connection with the granting to the Company of options to extend the WB&H Lease. Rent under the RBW Family LLC Lease is adjusted annually based on changes in operating expenses and base rent increases provided in the terms of the Lease.

22.	Supplemental Cash Flow Information
      Cash paid (received) during the fiscal years ended June 30 for interest and taxes was as follows:

	2005	2004	2003

Interest	$(423)	$(513)	$(411)

Taxes	$389	$548	$(823)

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2005, 2004 and 2003

23.	Unaudited Quarterly Results of Continuing Operations
      The following table presents unaudited consolidated quarterly statement of continuing operations data for the years ended June 30, 2005 and 2004 and reflects the classification of the Company’s Japanese subsidiaries as a discontinued operation. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2003	2003	2004	2004	2004	2004	2005	2005

	(In thousands, except per share data)
Revenue from services	$31,602	$33,881	$33,419	$39,579	$39,325	$52,588	$50,858	$54,193
Cost of services	15,740	16,536	15,334	16,934	18,148	24,525	24,469	26,188

Gross profit	15,862	17,345	18,085	22,645	21,177	28,063	26,389	28,005
Operating expenses:
Sales and marketing expenses	2,740	2,772	2,977	3,412	4,136	5,620	5,287	5,506
General and administrative expenses	9,958	10,627	11,500	11,849	12,737	18,259	16,995	17,560
Depreciation and amortization	1,115	1,180	1,159	1,385	1,596	1,825	1,954	2,000
Restructuring (credits) charges	—	—	—	—	—	—	1,055	77

Total operating expenses	13,813	14,579	15,636	16,646	18,469	25,704	25,291	25,143

Operating income	2,049	2,766	2,449	5,999	2,708	2,359	1,098	2,862
Interest and other income	121	138	169	203	208	161	176	196
Interest expense	—	—	—	(103)	(20)	(70)	(24)	(34)

Income from continuing operations before income taxes	2,170	2,904	2,618	6,099	2,896	2,450	1,250	3,024
Income tax (benefit) expense	800	983	976	(18,768)	1,077	994	651	2,360

Income from continuing operations	1,370	1,921	1,642	24,867	1,819	1,456	599	664
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	(119)	304	(1)	(66)	(130)	(36)	(3,277)	488

Net income	$1,251	$2,225	$1,641	$24,801	$1,689	$1,420	$(2,678)	$1,152

Basic net income (loss) per share(*):
Continuing operations	$0.02	$0.03	$0.03	$0.44	$0.03	$0.02	$0.01	$0.01
Discontinued operations	(0.00)	0.01	(0.00)	(0.00)	(0.00)	(0.00)	(0.05)	0.01

Basic net income (loss) per share	$0.02	$0.04	$0.03	$0.44	$0.03	$0.02	$(0.04)	$0.02

Diluted net income (loss) per share(*):
Continuing operations	$0.02	$0.03	$0.03	$0.43	$0.03	$0.02	$0.01	$0.01
Discontinued operations	(0.00)	0.01	(0.00)	(0.00)	(0.00)	(0.00)	(0.05)	0.01

Diluted net income (loss) per share	$0.02	$0.04	$0.03	$0.43	$0.03	$0.02	$(0.04)	$0.02

(*) Figures may not add due to rounding

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      As of the end of the close of each fiscal quarter and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of June 30, 2005, the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
      The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
      As discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restructuring,” during the third quarter of fiscal 2005, the final accounting treatment for which was determined in April 2005, the Company’s management developed a formal cost reduction plan under which the Company expects to incur approximately $1.1 million in restructuring charges.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2005 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to our executive officers and significant employees, see the section captioned “Executive Officers of Harris Interactive” in Part I of this Form 10-K. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
      The information required by Item 10 of Form 10-K with respect to the identification of our Audit Committee and Audit Committee financial expert is incorporated by reference from the information contained in the Section captioned “Corporate Governance — Committees of the Board of Directors” in the Proxy Statement.
      Our employees, officers, directors, representatives, consultants, contractors, and agents are subject to our Code of Ethics. An Addendum to the Code of Ethics contains additional requirements for our Chief Executive Officer and senior financial officers. The Code of Ethics and Addendum are available in the Investor Relations section of our website at www.harrisinteractive.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics or the Addendum applicable to our Chief Executive Officer or any senior financial officer by posting such information in the Investor Relations section of our website.

Item 11.	Executive Compensation
      The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation of Executive Officers and Directors and Other Matters” in the Proxy Statement.

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
PART IV

Item 15.	Exhibit and Financial Statements Schedules
Financial Statements
      The following financial statements are filed as a part of this Report under “Item 8 — Financial Statements and Supplementary Data”:

EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).

2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

2.3		Agreement and Plan of Merger, dated as of September 8, 2004, by and among the Company, Wirthlin Worldwide, Inc. (“Wirthlin”), Capitol Merger Sub, LLC and the Stockholders of Wirthlin (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).

3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.1.2*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.1.3*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.3.1*	Employment Agreement by and between the Company and Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.2*	Letter Agreement of Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.3*	Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10	.3.4*	Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.5*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.6*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (erroneously referenced therein as Confidentiality and Non-Competition Agreement) and incorporated herein by reference).

10	.3.7*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak	George B. Terhanian
David B. Vaden

10	.3.8*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.9*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.10*	Letter Agreement of Albert A. Angrisani, effective as of July 1, 2003 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.11*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.12*	Employment Agreement between the Company and Gregory T. Novak, dated November 7, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 and incorporated herein by reference).

10	.3.13*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference).

10	.3.14*	Employment Agreement between the Company and David Vaden, dated January 1, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.15*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.3.16*	Employment Agreement between the Company and Gregory T. Novak, dated April 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.17*	Amended and Restated Employment Agreement between the Company and Albert Angrisani, effective as of April 1, 2004 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 2, 2004 and incorporated herein by reference).

10	.3.18*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.19*	Letter Agreement between the Company and David Richardson, dated September 9, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.20*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.21*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.22*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.23*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.24*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.25*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.26*	Letter agreement between the Company and Theresa A. Flanagan, dated as of April 26, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2005 and incorporated herein by reference).

10	.3.27*	Form of Change in Control Agreement between the Company and each of Dee Allsop, Aled Morris, David Richardson and Stephan Sigaud (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference).

10	.3.28*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2005 and incorporated herein by reference).

10	.3.29*	Separation Agreement and Mutual Release of Claims effective as of June 30, 2005 between the Company and Robert E. Knapp (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2005 and incorporated herein by reference).

10	.3.30*	Amendment to Employment Agreement by and between the Company and Gregory T. Novak, dated as of May 24, 2005 and effective as of May 23, 2005 (filed herewith).

10.4		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

10	.5.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

10	.5.2	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.5.3	Lease for 111 Fifth Avenue, New York, New York dated June 9, 1994 between Louis Harris and Associates, Inc. and B.J.W. Associates (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.5.4	Agreement of Sublease between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).

10	.5.5	Lease Agreement between Wirthlin (formerly known as Decima Research) and WB&H Investments, dated September 15, 1985 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.6	Lease Agreement between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.7	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.8	Lease between Silk Developments Limited and Business Market Research Limited, dated July 15, 1997 (filed herewith).

10	.5.9	Rent Review Memorandum between Silk Developments Limited and Business Market Research Limited dated August 30, 2002 (filed herewith).

10	.5.10	Lease among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc, dated May 9, 2005 (filed herewith).

10	.5.11	Agreement for Surrender among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc., dated April 4, 2005 (filed herewith).

10	.5.12	Lease between Merritt 7 Venture LLC and Harris Interactive, Inc., dated March 27, 2001 (filed herewith).

10	.5.13	Lease amendment Number 1 between Merritt 7 Venture LLC, and Harris Interactive Inc., dated as of January 21, 2005 (filed herewith).

10	.5.14	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.15	Lease Agreement Amendment Number 2 for 4665 Cornell Rd, Blue Ash, Ohio dated April 9, 2003 between Wirthlin Worldwide LLC and CR Blue Ash LLC. (filed herewith).

10	.5.16	Lease Agreement Amendment Number 8 between Harris Interactive Inc, and 5 Independence Associates Limited Partnership for 5 Independence Way, Princeton, New Jersey dated February 24, 2004 (filed herewith).

10	.6.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.6.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference).

10.7		Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.8	Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A filed October 26,1999 (Registration No. 333-87311) and incorporated herein by reference).

10.9	Escrow Agreement by and among the Company, Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.10	Form of Lock-Up Agreement by and among the Company and each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.11	Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among the Company and certain of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.12	Form of Release given by each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.13	Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.14	Letter agreement by and among Wirthlin, SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.15	Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.16	Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.17	Promissory Note issued by Wirthlin to James Granger, dated April 29, 2004 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10.18	Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference).

10.19	Stock Purchase Agreement dated May 19, 2005, by and among Minoru Aoo, M&A Create Co., Ltd., and Harris Interactive International Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on page 86 of this Report).

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Year ended June 30, 2003
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	474	66	227	313

Deferred tax valuation allowance	32,966	0	3,739	29,227

Year ended June 30, 2004
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	313	43	46	224

Deferred tax valuation allowance	29,227	0	27,301	1,926

Year ended June 30, 2005
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	224	181	62	205

Deferred tax valuation allowance	1,417	1,536	123	2,830

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,
Date: September 13, 2005

HARRIS INTERACTIVE INC.

By:	/s/ Frank J. Connolly, Jr.

Frank J. Connolly, Jr.
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(On Behalf of the Registrant and as
Principal Financial Officer)

POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Gregory T. Novak and Frank J. Connolly, Jr. and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gregory T. Novak Gregory T. Novak	President and Chief Executive Officer (Principal Executive Officer) and Director	September 13, 2005

/s/ Frank J. Connolly, Jr. Frank J. Connolly, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	September 13, 2005

/s/ Eric W. Narowski Eric W. Narowski	Vice President and Corporate Controller (Principal Accounting Officer)	September 13, 2005

/s/ Leonard R. Bayer Leonard R. Bayer	Director	September 13, 2005

/s/ George Bell George Bell	Director	September 13, 2005

/s/ David Brodsky David Brodsky	Director	September 13, 2005

/s/ Stephen D. Harlan Stephen D. Harlan	Director	September 13, 2005

/s/ James R. Riedman James R. Riedman	Director	September 13, 2005

/s/ Subrata K. Sen Subrata K. Sen	Director	September 13, 2005

/s/ Howard L. Shecter Howard L. Shecter	Director	September 13, 2005

Name	Capacity	Date

/s/ Antoine G. Treuille Antoine G. Treuille	Director	September 13, 2005

/s/ Richard B. Wirthlin Richard B. Wirthlin	Director	September 13, 2005

EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).

2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

2.3		Agreement and Plan of Merger, dated as of September 8, 2004, by and among the Company, Wirthlin Worldwide, Inc. (“Wirthlin”), Capitol Merger Sub, LLC and the Stockholders of Wirthlin (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).

3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.1.2*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.1.3*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.3.1*	Employment Agreement by and between the Company and Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.2*	Letter Agreement of Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.3*	Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10	.3.4*	Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.5*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.6*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (erroneously referenced therein as Confidentiality and Non-Competition Agreement) and incorporated herein by reference).

10	.3.7*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak	George B. Terhanian
David B. Vaden

10	.3.8*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.9*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.10*	Letter Agreement of Albert A. Angrisani, effective as of July 1, 2003 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.11*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.12*	Employment Agreement between the Company and Gregory T. Novak, dated November 7, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 and incorporated herein by reference).

10	.3.13*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference).

10	.3.14*	Employment Agreement between the Company and David Vaden, dated January 1, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.15*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).

10	.3.16*	Employment Agreement between the Company and Gregory T. Novak, dated April 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.17*	Amended and Restated Employment Agreement between the Company and Albert Angrisani, effective as of April 1, 2004 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 2, 2004 and incorporated herein by reference).
10	.3.18*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.19*	Letter Agreement between the Company and David Richardson, dated September 9, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.20*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.21*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.22*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.23*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.24*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.25*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.26*	Letter agreement between the Company and Theresa A. Flanagan, dated as of April 26, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2005 and incorporated herein by reference).

10	.3.27*	Form of Change in Control Agreement between the Company and each of Dee Allsop, Aled Morris, David Richardson and Stephan Sigaud (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference).

10	.3.28*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2005 and incorporated herein by reference).

10	.3.29*	Separation Agreement and Mutual Release of Claims effective as of June 30, 2005 between the Company and Robert E. Knapp (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2005 and incorporated herein by reference).

10	.3.30*	Amendment to Employment Agreement by and between the Company and Gregory T. Novak, dated as of May 24, 2005 and effective as of May 23, 2005 (filed herewith).

10.4		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

10	.5.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

10	.5.2	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.5.3	Lease for 111 Fifth Avenue, New York, New York dated June 9, 1994 between Louis Harris and Associates, Inc. and B.J.W. Associates (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.5.4	Agreement of Sublease between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.5.5	Lease Agreement between Wirthlin (formerly known as Decima Research) and WB&H Investments, dated September 15, 1985 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.6	Lease Agreement between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.7	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.8	Lease between Silk Developments Limited and Business Market Research Limited, dated July 15, 1997 (filed herewith).

10	.5.9	Rent Review Memorandum between Silk Developments Limited and Business Market Research Limited dated August 30, 2002 (filed herewith).

10	.5.10	Lease among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc, dated May 9, 2005 (filed herewith).

10	.5.11	Agreement for Surrender among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc., dated April 4, 2005 (filed herewith).

10	.5.12	Lease between Merritt 7 Venture LLC and Harris Interactive, Inc., dated March 27, 2001 (filed herewith).

10	.5.13	Lease amendment Number 1 between Merritt 7 Venture LLC, and Harris Interactive Inc., dated as of January 21, 2005 (filed herewith).
10	.5.14	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.15	Lease Agreement Amendment Number 2 for 4665 Cornell Rd, Blue Ash, Ohio dated April 9, 2003 between Wirthlin Worldwide LLC and CR Blue Ash LLC (filed herewith).

10	.5.16	Lease Agreement Amendment Number 8 between Harris Interactive Inc, and 5 Independence Associates Limited Partnership for 5 Independence Way, Princeton, New Jersey dated February 24, 2004 (filed herewith).

10	.6.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.6.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference).

10.7		Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.8		Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.9		Escrow Agreement by and among the Company, Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.10		Form of Lock-Up Agreement by and among the Company and each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.11	Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among the Company and certain of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.12	Form of Release given by each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.13	Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.14	Letter agreement by and among Wirthlin, SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.15	Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.16	Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.17	Promissory Note issued by Wirthlin to James Granger, dated April 29, 2004 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10.18	Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference).

10.19	Stock Purchase Agreement dated May 19, 2005, by and among Minoru Aoo, M&A Create Co., Ltd., and Harris Interactive International Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

24	Power of Attorney (included on page 86 of this Report).

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.