Form 10-K/A
period 2005-06-30
HARRIS INTERACTIVE INC
filed 2005-09-22
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

HARRIS INTERACTIVE INC.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED JUNE 30, 2005
INDEX

		Page

Explanatory Note		2
Part I:
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995		3
Item 1:	Business	3
Item 9A:	Controls and Procedures	77
Part IV:
Item 15:	Exhibits and Financial Statement Schedules	79
Signatures		87
Exhibit 31.1 302 Certification
Exhibit 31.2 302 Certification
Exhibit 32.1 906 Certification
Exhibit 32.2 906 Certification
Explanatory Note
      This Annual Report on Form 10-K/A (this “Amendment”) is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 to revise certain disclosures contained in the original Form 10-K. This Amendment corrects an inadvertent error in Item 1, “Business” of Part I, in which we disclosed the number of our full-time employees. Within Item 1, the “Employees” section is corrected in this Amendment to reflect that we employ 993 full-time persons worldwide instead of the 1,373 full-time persons originally stated, and that 761 of those employees were employed in the United States instead of the 1,091 employees originally stated. Within Item 1, this Amendment also clarifies within the section titled “Our Clients” that illustrative information regarding the percentage of our revenues derived from certain lines of business relates only to our U.S. operations.
      In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of each amended Item of the Annual Report on Form 10-K, as amended. The Amendment does not update the information contained in the original filing to reflect facts or events that may have occurred subsequent to the date of the original filing or subsequent to any periods for which disclosure was otherwise provided in the original filing.

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
Our Clients
      In fiscal 2005, approximately 29.4% of our revenue was derived from Fortune 500 companies, compared with 35.5% in fiscal 2004. Worldwide, we served approximately 1,600 clients during fiscal 2005, compared with approximately 1,200 clients during fiscal 2004. By way of illustration, we served clients in the United States in the following lines of business:

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
Employees
      As of June 30, 2005, we employed a total of 993 persons on a full-time basis worldwide, 761 of which were employed in the United States. In addition, we employed 390 part-time and hourly individuals on a worldwide basis, for data gathering and processing activities, 340 of which were employed in the United States.
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
      The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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
      As explained in the Explanatory Note immediately following the Index to this report, this report has been amended to correct an inadvertent error in the statement of the number of our full-time employees and to clarify that certain information regarding our lines of business relates to our U.S. operations. Notwithstanding the need to amend this report, our management continues to believe that our disclosure controls and procedures were generally effective at a reasonable assurance level as of June 30, 2005. Management believes that the correction was as a result of a one-time mathematical error and the clarification was a result of an inadvertent omission of a reference to the applicable geographic area, rather than, in each case, as a result of inadequate systems and processes of disclosure. Management, however, will implement additional quality control procedures that it believes will be appropriate in order to avoid future errors.
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

PART IV

Item 15.	Exhibits and Financial Statements Schedules
Financial Statements
      The following financial statements were filed as a part of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 under “Item 8 — Financial Statements and Supplementary Data”:

EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).

2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

2.3		Agreement and Plan of Merger, dated as of September 8, 2004, by and among the Company, Wirthlin Worldwide, Inc. (“Wirthlin”), Capitol Merger Sub, LLC and the Stockholders of Wirthlin (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).

3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.1.2*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.1.3*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.3.1*	Employment Agreement by and between the Company and Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.2*	Letter Agreement of Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.3*	Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10	.3.4*	Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.5*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.6*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (erroneously referenced therein as Confidentiality and Non-Competition Agreement) and incorporated herein by reference).

10	.3.7*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak	George B. Terhanian
David B. Vaden

10	.3.8*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.9*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.10*	Letter Agreement of Albert A. Angrisani, effective as of July 1, 2003 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.11*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.12*	Employment Agreement between the Company and Gregory T. Novak, dated November 7, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 and incorporated herein by reference).

10	.3.13*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference).

10	.3.14*	Employment Agreement between the Company and David Vaden, dated January 1, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.15*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.3.16*	Employment Agreement between the Company and Gregory T. Novak, dated April 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.17*	Amended and Restated Employment Agreement between the Company and Albert Angrisani, effective as of April 1, 2004 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 2, 2004 and incorporated herein by reference).

10	.3.18*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.19*	Letter Agreement between the Company and David Richardson, dated September 9, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.20*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.21*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.22*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.23*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.24*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.25*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.26*	Letter agreement between the Company and Theresa A. Flanagan, dated as of April 26, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2005 and incorporated herein by reference).

10	.3.27*	Form of Change in Control Agreement between the Company and each of Dee Allsop, Aled Morris, David Richardson and Stephan Sigaud (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference).

10	.3.28*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2005 and incorporated herein by reference).

10	.3.29*	Separation Agreement and Mutual Release of Claims effective as of June 30, 2005 between the Company and Robert E. Knapp (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2005 and incorporated herein by reference).

10	.3.30*	Amendment to Employment Agreement by and between the Company and Gregory T. Novak, dated as of May 24, 2005 and effective as of May 23, 2005 (filed as Exhibit 10.3.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10.4		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

10	.5.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

10	.5.2	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.5.3	Lease for 111 Fifth Avenue, New York, New York dated June 9, 1994 between Louis Harris and Associates, Inc. and B.J.W. Associates (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.5.4	Agreement of Sublease between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).

10	.5.5	Lease Agreement between Wirthlin (formerly known as Decima Research) and WB&H Investments, dated September 15, 1985 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.6	Lease Agreement between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.7	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.8	Lease between Silk Developments Limited and Business Market Research Limited, dated July 15, 1997 (filed as Exhibit 10.5.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.9	Rent Review Memorandum between Silk Developments Limited and Business Market Research Limited dated August 30, 2002 (filed as Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.10	Lease among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.11	Agreement for Surrender among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc., dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.12	Lease between Merritt 7 Venture LLC and Harris Interactive, Inc., dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.13	Lease amendment Number 1 between Merritt 7 Venture LLC, and Harris Interactive Inc., dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.14	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.15	Lease Agreement Amendment Number 2 for 4665 Cornell Rd, Blue Ash, Ohio dated April 9, 2003 between Wirthlin Worldwide LLC and CR Blue Ash LLC. (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.5.16	Lease Agreement Amendment Number 8 between Harris Interactive Inc, and 5 Independence Associates Limited Partnership for 5 Independence Way, Princeton, New Jersey dated February 24, 2004 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10	.6.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference).

10.7		Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.8		Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A filed October 26,1999 (Registration No. 333-87311) and incorporated herein by reference).

10.9		Escrow Agreement by and among the Company, Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.10		Form of Lock-Up Agreement by and among the Company and each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.11		Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among the Company and certain of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.12		Form of Release given by each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.13		Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.14		Letter agreement by and among Wirthlin, SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.15		Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.16		Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.17		Promissory Note issued by Wirthlin to James Granger, dated April 29, 2004 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10.18		Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference).

10.19		Stock Purchase Agreement dated May 19, 2005, by and among Minoru Aoo, M&A Create Co., Ltd., and Harris Interactive International Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference).

21		List of Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

24		Power of Attorney (filed as page 86 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,
Date: September 22, 2005

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

Name	Capacity	Date

/s/ Gregory T. Novak Gregory T. Novak	President and Chief Executive Officer, (Principal Executive Officer) and Director	September 22, 2005

/s/ Frank J. Connolly, Jr. Frank J. Connolly, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	September 22, 2005

/s/ Frank J. Connolly, Jr. Eric W. Narowski By Frank J. Connolly, Jr. as Attorney	Vice President and Corporate Controller (Principal Accounting Officer)	September 22, 2005

/s/ Frank J. Connolly, Jr. Leonard R. Bayer By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. George Bell By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. David Brodsky By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. Stephen D. Harlan By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. James R. Riedman By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

Name	Capacity	Date

/s/ Frank J. Connolly, Jr. Subrata K. Sen By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. Howard L. Shecter By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. Antoine G. Treuille By Frank J. Connolly Jr. as Attorney	Director	September 22, 2005

/s/ Frank J. Connolly, Jr. Richard B. Wirthlin By Frank J. Connolly, Jr. as Attorney	Director	September 22, 2005

EXHIBITS FILED HEREWITH

Exhibit
Number	Exhibit Title

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).