Form 10-Q
period 2005-09-30
HARRIS INTERACTIVE INC
filed 2005-11-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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
(585) 272-8400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On November 4, 2005, 61,488,863 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

Part I: Financial Information
Item 1 – Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,590	$13,118
Marketable securities	23,858	23,392
Accounts receivable, less allowances of $131 and $205 at September 30, 2005 and June 30, 2005, respectively	33,619	35,041
Costs and estimated earnings in excess of billings on uncompleted contracts	9,915	10,808
Other current assets	4,332	3,751
Deferred tax assets, net	4,549	4,712

Total current assets	89,863	90,822

Property, plant and equipment, less accumulated depreciation of $27,302 and $26,706 at September 30, 2005 and June 30, 2005, respectively	11,849	12,528
Goodwill	101,240	101,287
Other intangibles, less accumulated amortization of $3,090 and $2,605 at September 30, 2005 and June 30, 2005, respectively	12,379	12,865
Deferred tax assets, less valuation allowance of $2,830 at September 30, 2005 and June 30, 2005, respectively	22,550	23,475
Other assets	1,367	1,385

Total assets	$239,248	$242,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	6,863	9,611
Accrued expenses	18,374	21,519
Billings in excess of costs and estimated earnings on uncompleted contracts	14,824	13,785

Total current liabilities	40,061	44,915

Deferred tax liabilities	3,063	3,171
Other long-term liabilities	1,695	1,783
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued at September 30, 2005 and June 30, 2005	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 61,477,217 shares issued at September 30, 2005 and 61,374,981 shares issued at June 30, 2005	61	61
Additional paid-in capital	221,731	221,032
Accumulated other comprehensive income	191	194
Accumulated deficit	(27,554)	(28,794)

Total stockholders’ equity	194,429	192,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,248	$242,362

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenue from services	$48,930	$39,325
Cost of services	23,572	18,148

Gross profit	25,358	21,177
Operating expenses:
Sales and marketing	4,913	4,136
General and administrative	16,505	12,737
Depreciation and amortization	1,916	1,596

Total operating expenses	23,334	18,469

Operating income	2,024	2,708
Interest and other income	202	208
Interest expense	(5)	(20)

Income from continuing operations before income taxes	2,221	2,896

Income tax expense	981	1,077

Income from continuing operations	1,240	1,819

Loss from discontinued operations	—	(130)

Net income	$1,240	$1,689

Basic net income per share:
Continuing operations	$0.02	$0.03
Discontinued operations	—	(0.00)

Basic net income per share	$0.02	$0.03

Diluted net income per share :
Continuing operations	$0.02	$0.03
Discontinued operations	—	(0.00)

Diluted net income per share	$0.02	$0.03

Weighted average shares outstanding — basic	61,404,509	57,906,060

Weighted average shares outstanding — diluted	61,780,968	59,101,706

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the
	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,240	$1,689
Loss from discontinued operations	—	(130)

Income from continuing operations	1,240	1,819

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	658	—
Depreciation and amortization	1,916	1,596
Amortization of premium and discount on marketable securities	1	31
Cash outflows related to prior period restructuring charges	(169)	—
(Increase) decrease in assets, net of acquisition-
Accounts receivable	1,310	(561)
Cost and estimated earnings in excess of billings on uncompleted contracts	863	208
Other current assets	(881)	6
Deferred taxes	981	936
Other assets	16	1,346
(Decrease) increase in liabilities, net of acquisition-
Accounts payable	(2,736)	(1,521)
Accrued expenses	(2,860)	(1,222)
Other liabilities	(88)	10
Billings in excess of costs and estimated earnings on uncompleted contracts	1,083	199

Net cash provided by operating activities	1,334	2,847

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(19,711)
Purchases of marketable securities	(3,232)	(2,667)
Proceeds from maturities and sales of marketable securities	2,749	22,324
Capital expenditures	(499)	(649)

Net cash (used in) investing activities	(982)	(703)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	43	266

Net cash provided by financing activities	43	266

Net cash from discontinued operations	—	(24)
Effect of exchange rate changes on cash and cash equivalents	77	12

Net increase in cash and cash equivalents	472	2,398
Cash and cash equivalents at beginning of period	13,118	12,511

Cash and cash equivalents at end of period	$13,590	$14,909

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow of the Company for the periods presented.
2. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2005 has been derived from the Audited Consolidated Financial Statements of the Company. Certain amounts in the consolidated financial statements for prior periods presented herein have been reclassified to conform to the current period presentation (see Note 7, “Discontinued Operations” and Note 12, “Revision in the Classification of Certain Securities”).
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Forms 10-K and Form 10-K/A for the fiscal year ended June 30, 2005, filed by the Company with the Securities and Exchange Commission on September 13, 2005 and September 22, 2005, respectively.
3. Net Income Per Share
     The following table presents the shares used in computing basic and diluted net income per share for the three months ended September 30, 2005 and 2004. Unexercised stock options to purchase 4,844,020 and 1,909,887 shares of the Company’s common stock for the three months ended September 30, 2005 and 2004, respectively, at weighted average prices per share of $6.28 and $8.86, respectively, were not included in the computations of diluted net income per share because the exercise prices of those options were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months Ended September 30,
	2005	2004
Weighted average outstanding common shares for basic net income per share	61,404,509	57,906,060
Diluted effect of outstanding stock options	376,459	1,195,646

Shares for diluted net income per share	61,780,968	59,101,706

4. Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after July 1, 2005, including employee stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”), be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. Accordingly, prior period amounts have not been restated.

     Prior to July 1, 2005, the Company accounted for stock-based awards in accordance with APB No. 25, Accounting for Stock Options Issued to Employees. For the three months ended September 30, 2005, the Company recorded stock-based compensation expense for the cost of stock options issued under its Long Term Incentive Plan (“Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP, of $658. The Company’s expensing of stock options decreased both our basic and diluted net income per share by $0.01 for the three months ended September 30, 2005. The total income tax benefit recognized in the income statement for stock-based compensation arrangements for the three months ended September 30, 2005 was $116. Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.
     Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP. The following table illustrates the effect on net income and net income per share for the three months ended September 30, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation:

Three Months
Ended
September 30,
2004
Net income, as reported	$1,689
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of related tax effects	(514)

Pro-forma net income	$1,175

Basic net income per share:
As reported	$0.03

Pro-forma	$0.02

Diluted net income per share:
As reported	$0.03

Pro-forma	$0.02

     The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company has elected to use the “simplified method” as allowed by Staff Accounting Bulletin No. 107 for purposes of determining the expected term of options when granted. The risk-free rate is based on the yield curve in effect at the time the options were granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders. The following weighted average assumptions were used to value options granted by the Company during the three months ended September 30, 2005:

Risk-free interest rate	4.13%
Weighted average expected life (in years)	6.3
Volatility factor	82.4%
Dividend yield	—
     Long-Term Incentive Plan
     The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years and expire after ten years from the date of grant or earlier, if in connection with termination of employment. The Company has registered a total of 7,250,000 shares of common stock for issuance under the Incentive Plan. Options to purchase 1,561,625 shares were available for grant at September 30, 2005 under the Incentive Plan.

     A summary of the status of the Company’s employee stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the three months ended September 30, 2005:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(in 000’s)
Outstanding at July 1, 2005	5,928,222	$6.14
Granted	233,333	4.21
Expired	—	—
Forfeited	(79,702)	6.06
Exercised	(37,848)	1.07

Outstanding at September 30, 2005	6,044,005	$5.43	$(7,697)

Exercisable at September 30, 2005	2,428,492	$5.36	$(2,884)

     The weighted average fair value of options granted during the three months ended September 30, 2005 was $3.09 per share. The total intrinsic value of options exercised during the three months ended September 30, 2005 was $112.
     The following table summarizes stock option information at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life (in years)	Price	Options	Price
$0.47-0.47	184,000	2.1	$0.47	184,000	$0.47
1.26-2.42	679,106	6.4	2.24	535,044	2.20
3.00-4.98	1,952,099	8.3	4.24	501,266	3.82
5.00-6.38	1,145,300	9.3	5.58	180,550	6.59
6.56-8.96	1,913,500	8.6	7.68	857,632	7.93
11.00	170,000	4.4	11.00	170,000	11.00

Total	6,044,005	8.1	5.43	2,428,492	5.36

     Employee Stock Purchase Plan
     The Company’s ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair market value at either the beginning or end of each six month offering period. The ESPP is considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July ESPP offering is included in the Company’s stock-based compensation expense for the three months ended September 30, 2005.
     The fair value of the July ESPP offering was determined on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected life of the ESPP rights. The risk-free rate is based on the U.S. Treasury yield curve effect at the time of grant. The expected dividend yield is based the Company’s historical practice of electing not to pay dividends to its shareholders. The following weighted average assumptions were used to value ESPP rights for the July offering:

Risk-free interest rate	3.3%
Expected life (in months)	6
Volatility factor	61.8%
Dividend yield	—
     The fair value for the Company’s ESPP rights was $1.49 for the July offering.

     As of September 30, 2005, there was $8,155 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 3.3 years.
5. Comprehensive Income
     The components of the Company’s total comprehensive income for the three months ended September 30 were as follows:

	2005	2004
Net income, as reported	$1,240	$1,689
Foreign currency translation adjustments	10	(4)
Unrealized gain (loss) on marketable securities	(13)	113

Total comprehensive income	$1,237	$1,798

6. Business Combinations
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
     Pursuant to the terms of the Merger Agreement, the aggregate purchase price was $44,175 including the purchase price consisting of cash and shares of the Company’s common stock and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $21,455, $5,000 of which the Company was required to deposit in escrow to be released to Wirthlin stockholders to the extent not used to pay certain claims within certain time periods described in the Merger Agreement. In addition, an aggregate of 3,524,990 shares of common stock with an estimated fair value of $22,129 were issued to the stockholders of Wirthlin. The fair value was determined based on the average closing price of the Company’s common stock for the five day period ending September 10, 2004. Of the total consideration, the Company paid $500 to certain Wirthlin stockholders in consideration of a covenant not to compete. Total transaction costs amounted to $591.
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and was included in the Company’s financial statements commencing on September 9, 2004. The Company recorded $39,742 in goodwill, $7,780 in intangible assets and a deferred tax liability of $2,742 related to the acquisition, along with the other intangible assets acquired and liabilities assumed as shown below. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,990, $290, and $500, respectively, and useful lives (in years) of 10, 2, and 2, respectively.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$11,827
Property, plant and equipment, net	1,687
Goodwill, including $3,926 of acquired goodwill	39,742
Intangible assets	7,780
Other long-term assets	2,280

Total assets acquired	63,316

Current liabilities	(10,323)
Deferred tax liability	(2,742)
Notes payable, current	(2,828)
Notes payable, long-term	(3,248)

Total liabilities assumed	(19,141)

Net assets acquired	$44,175

     Prior to the Company’s acquisition of Wirthlin, Wirthlin entered into agreements with certain former holders of stock in a Wirthlin U.K. subsidiary pursuant to which they could receive up to $206 in contingent consideration for achieving established revenue targets for each of the three years ended September 30, 2005, 2006 and 2007. These liabilities became liabilities of Capitol as part of the merger of Wirthlin into Capitol. The contingent payment related to the year ended September 30, 2005 was previously recorded as a purchase accounting adjustment during the fourth quarter of the prior fiscal year and thus, was included in goodwill at September 30, 2005.
     The unaudited pro-forma information set forth below assumes that the acquisition of Wirthlin had occurred at the beginning of fiscal 2005, after giving effect to adjustments for the amortization of intangibles, as well as the impact of discontinued operations (see Note 7, “Discontinued Operations”). The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

	Three Months Ended September 30,
	2005	2004
Revenue from services	$48,930	$49,801
Net income	1,240	2,123
Net income per share — basic	$0.02	$0.03
Net income per share — diluted	$0.02	$0.03
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
     On May 19, 2005, the Company sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment to the Company of $768 and Mr. Aoo’s surrender to the Company of 243,811 shares of the Company’s common stock with an estimated fair value of $1,108, determined based on the average closing price of the Company’s common stock for the three day period ending May 21, 2005. All of the shares were subsequently retired by the Company. The final loss on disposal as a result of the sale was $2,684 and resulted in a capital loss for tax purposes of $3,305. The Company did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss, and the Company has no significant capital gains against which the capital loss can be offset. As such, the Company recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 13, “Income Taxes”. Further financial information about income taxes is included in Note 13, “Income Taxes,” to the Company’s Audited Consolidated Financial Statements for the fiscal year ended June 30, 2005 contained in the Company’s Form 10-K/A.

     The Company has classified HI Japan as a discontinued operation, consistent with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and all prior period balances and results presented herein have been reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.
     The revenues and loss attributable to HI Japan and reported in discontinued operations were as follows for the three months ended September 30, 2004:

Revenues	$1,410
Loss from discontinued operations	(130)
8. Restructuring Charges
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
     The following table summarizes activity with respect to the restructuring charges for the three months ended September 30, 2005:

		Lease
	Severance	Commitment	Total
Remaining reserve at July 1, 2005	$310	$179	$489
Cash payments during fiscal 2006	(165)	(4)	(169)

Remaining reserve at September 30, 2005	$145	$175	$320

     As of June 30, 2005, all actions in the plan were completed. However, cash payments for severance and the lease commitment will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance will continue through April 2006, and cash payments on the lease commitment will continue through January 2009.
9. Enterprise-Wide Disclosures
     The Company currently has one reportable segment. The Company is comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France, and to a more limited extent, Hong Kong, Belgium and China. There were no inter-company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation. All information has been revised as applicable to reflect results from continuing operations only and therefore excludes the results of the Company’s Japanese operations, which were sold during the year ended June 30, 2005 (see Note 7, “Discontinued Operations”).
     The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. Geographic net income may not be consistent with measures used by other companies. Geographic information for the three months ended September 30 was as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total
Three months ended September 30, 2005:
Revenue from services	$37,126	$11,804	$—	$48,930
Income (loss) from continuing operations	877	400	(37)	1,240
Long-lived assets	8,795	3,050	4	11,849
Deferred tax assets, net	26,916	93	90	27,099

Three months ended September 30, 2004:
Revenue from services	$29,559	$9,753	$13	$39,325
Income (loss) from continuing operations	1,480	366	(27)	1,819
Long-lived assets	4,347	3,262	5	7,614
Deferred tax assets, net	30,403	225	—	30,628
10. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization are as follows:

	As of September 30, 2005		As of June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Contract-based intangibles	$1,750	$1,494	$1,750	$1,354
Internet respondent database	2,000	352	2,000	296
Customer relationships	7,230	884	7,230	689
Trade names	4,490	360	4,490	266

Total	$15,470	$3,090	$15,470	$2,605

	September 30,	September 30,
	2005	2004

Aggregate amortization expense:
For the three months ended	$485	$259

Total	$485	$259

Estimated amortization expense:
For the year ending June 30, 2006	$1,734
For the year ending June 30, 2007	$1,274
For the year ending June 30, 2008	$1,155
For the year ending June 30, 2009	$1,155
For the year ending June 30, 2010	$1,143

     The Company’s intangible assets are being amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	9 years
Customer relationships	3 to 10 years
Trade names	2 to 20 years
11. Goodwill
     The changes in the carrying amount of goodwill for the three months ended September 30, 2005 were as follows:

Balance as of July 1, 2005	$101,287
Additional purchase accounting adjustment	(47)

Balance as of September 30, 2005	$101,240

     The additional purchase accounting adjustment noted above is the result of a change in an estimated liability, which was previously recorded through purchase accounting during the third quarter of fiscal 2005, related to costs associated with the exiting of leased office space that was assumed upon the acquisition of Wirthlin. No other purchase accounting adjustments were recorded during the three months ended September 30, 2005.
12. Revision in the Classification of Certain Securities
     During the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these current investments as marketable securities, and all current and prior period amounts reported herein reflect this revised classification. The Company has also made corresponding reclassifications to its Consolidated Statements of Cash Flows for the period ended September 30, 2004, in order to reflect the gross purchases and sales of these securities as investing activities, rather than as a component of cash and cash equivalents, as they were previously reported. This change in classification did not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Operations, for any prior period.
     At September 30, 2004, $1,950 of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet contained in Form 10-Q for the three months ended September 30, 2004. However, these current investments have been reclassified as marketable securities, in order to conform to the current period presentation.
     For the three months ended September 30, 2004, net cash provided by investing activities related to these current investments was $4,995.
Current Investments
     As of September 30, 2005 and June 30, 2005, the Company held $7,050 of auction rate municipal bonds and variable rate municipal demand notes, all of which were classified as available-for-sale securities and reported within the marketable securities line of the Company’s Consolidated Balance Sheets. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has historically had the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income.
13. Related Party Transactions
     Pursuant to the Wirthlin Merger Agreement, Wirthlin was merged into a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was appointed to the Company’s Board of Directors. Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC, in which he holds a 34.3% direct interest and 100% beneficial interest. WB&H Investments, in which the Richard B. Wirthlin Family LLC holds an 88.4% interest, is the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated September 15, 1985, and amended as of August 23, 2005 (the “WB&H Lease”), covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Richard B. Wirthlin Family LLC is also the landlord under a Lease Agreement between that entity and Wirthlin, dated April 23, 2002 (the “RBW Family LLC Lease”), covering facilities used by Wirthlin located at 1920 Association Drive, Reston, Virginia. Under the terms of the WB&H Lease, Wirthlin paid base rent in the amount of $12 per month, which amount is subject to annual adjustment based upon changes in the consumer price index, and which amount was correspondingly adjusted to $13 per month effective September 1, 2005. The stockholders of Wirthlin agreed to indemnify the Company against liabilities, if any, incurred by the Company in the event that the Company chose to terminate the WB&H Lease but the Company released the stockholders from such indemnification obligation in connection with the granting to the Company of options to extend the WB&H Lease. Under the terms of the RBW family lease, Wirthlin pays base rent in the amount of $44 per month. Rent under the RBW Family LLC Lease is adjusted annually based on changes in operating expenses and base rent increases provided in the terms of the Lease.
14. Commitments and Contingencies
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations. At September 30, 2005 and through the date of the filing of this report on Form 10-Q, the Company has no threatened or pending legal actions or proceedings to report.
15. Recent Accounting Pronouncements
FSP FAS 123(R)-1
     In August 2005, the FASB released FASB Staff Position No. FAS 123(R)-1 (“FSP FAS 123(R)-1”), "Classification and Measurement of Freestanding Financial Instruments Originally Issued In Exchange for Employee Services Under FASB Statement No. 123(R).” FSP FAS 123(R)-1 was issued to defer the requirement of SFAS No. 123(R) that a free-standing financial instrument originally subject to SFAS No. 123(R) becomes subject to recognition and measurement requirements as defined by accounting principles generally accepted in the United States of America (“GAAP”) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. A freestanding financial instrument issued to an employee in exchange for past or future employee services is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of SFAS No. 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. The Company applied FSP FAS 123(R)-1 in conjunction with its adoption of SFAS No. 123(R) on July 1, 2005. There was no material impact to the Company’s Consolidated Financial Statements as a result of applying this pronouncement.
FSP FAS 123(R)-2
     In October 2005, the FASB released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS 123(R)-2 in conjunction with its adoption of SFAS No. 123(R) on July 1, 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the risk factors section set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission, such as our Annual Report on Forms 10-K and Form 10-K/A filed on September 13, 2005 and September 22, 2005 respectively, for the fiscal year ended June 30, 2005. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission should also be reviewed.
Overview
     Harris Interactive (“we”) provides market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. Originating in 1956 with the founding of our predecessor, Louis Harris and Associates, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling services. Since that time, we have grown to become the global leader in online research.
     We generally perform traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. Our Harris Interactive Service Bureau (“HISB”), performs Internet-based research for other market research firms on a project-by-project basis in response to requests from those firms.
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
     This acquisition was accounted for under the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and was included in our financial statements commencing on September 9, 2004. Further financial information about business combinations is included in Note 6, “Business Combinations,” to our Consolidated Financial Statements contained in this Form 10-Q.
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
     As of June 30, 2005, all actions in the plan were completed. However, cash payments for severance and the lease commitment will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance will continue through April 2006, and cash payments on the lease commitment will continue through January 2009. Further financial information about the plan is included in Note 8, “Restructuring Charges,” to our Consolidated Financial Statements contained in this Form 10-Q.
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
     On May 19, 2005, we sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment to us of $0.8 million and Mr. Aoo’s surrender to us of 243,811 shares of our common stock with an estimated fair value of $1.1 million, determined based on the average closing price of our common stock for the three day period ending May 21, 2005. All of the shares were subsequently retired by us. The final loss on disposal as a result of the sale was $2.7 million and resulted in a capital loss for tax purposes of $3.3 million. We did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss, and we have no significant capital gains against which the capital loss can be offset. As such, we recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 13, “Income Taxes”, to our Audited Consolidated Financial Statements included in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.
     We have classified HI Japan as a discontinued operation for the year ended June 30, 2005, consistent with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All prior period balances and results presented herein have been reclassified to conform to this presentation. These reclassifications of the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Further financial information about discontinued operations is included in Note 7, “Discontinued Operations,” to our Consolidated Financial Statements contained in this Form 10-Q.
Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2006 include:
•	Revenue recognition,

•	Provision for uncollectible accounts,

•	Restructuring charges,

•	Discontinued operations,

•	Valuation of intangible assets and other long-lived assets,

•	Valuation of goodwill,

•	Realizability of deferred tax assets and tax contingencies,

•	HIpoints loyalty program,

•	Post-employment payments, and

•	Stock-based compensation.
     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
     There have been no significant changes during the three months ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005, except as noted below with respect to Stock-Based Compensation.
  Stock-Based Compensation
     On July 1, 2005 we adopted the stock option expensing rules of SFAS No. 123(R). Prior to July 1, 2005 we accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. For the three months ended September 30, 2005, we recorded stock-based compensation expense of $0.7 million. Our expensing of stock options decreased both basic and diluted net income per share by $0.01 for the three months ended September 30, 2005. We have a nonqualified and incentive stock option plan that enables our key employees and directors to purchase shares of our common stock, as well as a compensatory employee stock purchase plan. We grant options to purchase our common stock at fair value as of the date of grant. Further financial information about stock-based compensation is included in Note 4, “Stock Based Compensation,” to our Consolidated Financial Statements contained in this Form 10-Q.
Results of Operations
     The operations of Wirthlin have been fully integrated into ours and thus, can no longer be tracked separately. References to the impact of Wirthlin in the discussion of continuing operations for three months ended September 30, 2005 are based upon our assumption that the impact of Wirthlin on our continuing operations has continued in a manner similar to the effect tracked by us in the quarter following the acquisition. In addition, the results of continuing operations for the three months ended September 30, 2005 and 2004, as presented and discussed herein, do not include the results of our discontinued Japanese operations, which were sold in May 2005.
  Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004
     The following table sets forth our results of continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2005	%	2004	%
	($ in thousands)
Revenue from services	$48,930	100.0%	$39,325	100.0%
Cost of services	23,572	48.2	18,148	46.1

Gross profit	25,358	51.8	21,177	53.9

Operating expenses:
Sales and marketing	4,913	10.0	4,136	10.5
General and administrative	16,505	33.7	12,737	32.4
Depreciation and amortization	1,916	3.9	1,596	4.1

Operating income	2,024	4.1	2,708	6.9
Interest and other income, net	197	0.4	188	0.5

Income from continuing operations before income taxes	2,221	4.5	2,896	7.4

Income tax expense	981	2.0	1,077	2.7

Income from continuing operations	1,240	2.5	1,819	4.7
Loss from discontinued operations	—	0.0	(130)	0.3

Net income	$1,240	2.5	$1,689	4.4

     Revenue from services. Total revenue increased by $9.6 million to $48.9 million for the three months ended September 30, 2005, an increase of 24.4% over the same prior year period. This increase in quarterly revenue was driven by increases in revenue from our U.S. and non-U.S. operations, as more fully described below.
     U.S. revenue increased by $7.6 million to $37.1 million for the three months ended September 30, 2005, an increase of 25.6% over the same prior year period. This increase in revenue is principally the result of our September 2004 acquisition of Wirthlin, as well as our continued focus on strategically expanding our U.S. client base.

     European revenue increased by $2.0 million to $11.8 million for the three months ended September 30, 2005, an increase of 21.0% over the same prior year period. This increase in revenue is principally the result of our September 2004 acquisition of Wirthlin, as well as our continued focus on strategically expanding our European client base. Of this increase, $0.2 million was as a result of foreign exchange rate differences.
     Revenue from Internet-based services was $28.0 million or 57.2% of total revenue for the three months ended September 30, 2005, compared with $24.2 million or 61.5% of revenue for the same prior year period. U.S Internet-based revenue increased to $24.8 million or 66.7% of total U.S. revenue for the three months ended September 30, 2005, compared with $21.7 million or 73.4% of total U.S. revenue for the same prior year period. European Internet-based revenues increased to $3.2 million or 27.1% of total European revenue for the three months ended September 30, 2005, compared with $2.5 million or 25.4% of total European revenue for the same prior year period, as a result of our continued focus on building our European panel. The percentage decrease in revenue from Internet-based services as a percentage of total revenue is principally the result of our acquisition of Wirthlin in September 2004, whose business relied principally on traditional methods of collecting data, as well as our efforts to expand our client base to include global markets where traditional, non Internet-based methods of collecting data are more commonly accepted.
     Gross profit. Gross profit increased to $25.4 million or 51.8% of total revenue during the first quarter of fiscal 2006, compared with $21.2 million or 53.9% of revenue for the same prior year period, due to changes in overall revenue, as well as the mix of revenue and cost components on each project (e.g. project personnel time, data processing and data collection). Gross profit also reflects our treatment of all project personnel time which is not allocated to specific revenue generating projects as either sales and marketing or general and administrative expense based upon the unbillable tasks on which the time is spent.
     Sales and marketing. Sales and marketing expenses increased to $4.9 million or 10.0% of total revenue for the three months ended September 30, 2005, compared with $4.1 million or 10.5% of revenue for the same prior year period. The 0.5% decrease in sales and marketing expense as a percentage of total revenue is principally the result of our continued focus on controlling our variable costs. Sales and marketing expense also includes unbillable project personnel time in support of sales and marketing efforts of approximately $2.0 million for the three months ended September 30, 2005, compared with approximately $1.3 million for the same prior year period.
     General and administrative. General and administrative expenses increased to $16.5 million, or 33.7% of total revenue for the three months ended September 30, 2005, compared with $12.7 million or 32.4% of revenue for the same prior year period. The dollar and percentage increase in general and administrative expenses are due to several factors, including stock-based compensation of $0.7 million as a result of our adoption of SFAS No. 123(R) on July 1, 2005, increased incentive-based compensation of $0.6 million principally as a result of headcount added in connection with our acquisition of Wirthlin in September 2004, and an increase of $0.5 million in legal and accounting fees principally related to costs associated with compliance with the Sarbanes-Oxley Act of 2002 as well as the outsourcing of certain tax accounting functions which were previously handled internally. Lastly, general and administrative expense includes unbillable project personnel time of approximately $3.3 million for the three months ended September 30, 2005, compared with approximately $2.0 million for the same prior year period.
     Depreciation and amortization. Depreciation and amortization increased to $1.9 million or 3.9% of total revenue for the three months ended September 30, 2005, compared with $1.6 million of 4.1% of revenue for the same prior year period. While depreciation and amortization expense remained fairly consistent as a percentage of total revenue, the dollar increase is principally due to the depreciation and amortization associated with the fixed and intangible assets that were added as a result of our acquisition of Wirthlin in September 2004.
     Interest and other income, net. Net interest and other income was $0.2 million or 0.4% of total revenue for the three months ended September 30, 2005, essentially flat compared with $0.2 million or 0.5% of total revenue for the same prior year period.
     Income taxes. We recorded a provision for income taxes of $1.0 million for the three months ended September 30, 2005, compared with a provision for income taxes of $1.1 million for the same prior year period. Our effective tax rate for the three months ended September 30, 2005 was 44.1%, compared with 37.2% for the same prior year period. The increase in our effective tax rate is principally the result of our adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time. Approximately 56% of the stock-based compensation expense recorded during the three months ended September 30, 2005 related to either incentive stock options or nonqualified stock options issued to employees outside of the United States. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued, therefore, the related stock based compensation expense is treated as a permanent difference and thus increases our effective tax rate for the current fiscal quarter. However, due to our net operating loss carryforwards in excess of $63.0 million, income tax expense will principally be a non-cash item throughout fiscal 2006 and for the foreseeable future.
Significant Factors Affecting Company Performance
     The projects that we perform, whether using traditional or Internet-based research methods, generally consist of three specific phases including survey design, data collection and data analysis. The cost associated with such projects is, in most cases, evenly spread across each of these three phases.
     We continue to report our Internet and traditional revenue mix, which is a significant factor affecting the costs of the data collection phase of projects. Data collection costs are only one component of our costs of delivering work. Other market research industry-specific factors significantly impact our profitability including, among others, project management as to pricing, cost utilization and realization rates for professional time, and value-added, which is revenue less principally out-sourced direct project costs. Because many of our contracts are performed on a fixed fee basis, management of pricing as well as control of the cost of delivery directly impact gross profitability. The profitability of the professional services component of work directly reflects our ability to capture and bill time spent on projects, as well as to control project personnel time that is not directly related to specific revenue-generating projects. We recently have started to introduce additional metrics as the foundation for our continuous improvement focus which is driven by measurement and accountability. Specifically, this quarter we have deployed utilization, billable full-time equivalents and days sales outstanding. Current and prior period data for each of these metrics, beginning with the first fiscal quarter of 2005, can be found in the Investor Relations section of our website at www.harrisinteractive.com/ir. We will introduce additional metrics throughout the fiscal year to include other measures as we formulate a consistent, historical calculation methodology.
Internet and Traditional Revenue Mix
     We believe that the advantages afforded to our clients by our ability to collect data over the Internet, our proprietary Internet response weighting system, our large panel and our specialty sub-panels continue to give us a competitive advantage which we believe has been a driver in our achievement of overall growth rates that exceeded industry averages based upon the most recent data published by Inside Research in September 2005. Although we continue to work to convert projects to the Internet in the United States, it is our belief that our primary growth opportunity is in Europe. Our ability to change our Internet mix in Europe is principally dependent upon our success in maintaining the size and quality of our respondent panel and increasing customer acceptance of Internet-based work. We expect the globalization of the Internet portion of our business to continue over the next several years.
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
     Internet projects may have a traditional data collection component, particularly in multi-country studies involving regions in which Internet databases are not fully developed. The traditional data collection component will tend to decrease the profitability of the project, even though it is considered to be an Internet project because a majority of the completed surveys are collected via the Internet. Profitability is also decreased by direct costs of outsourcing and pass-through costs applicable to particular projects.
     We consider all of the revenue from a project to be Internet-based whenever more than 50% of the surveys were completed over the Internet. Internet revenue as a percentage of total revenue for the three months ended September 30,

2005 was 57.2% on a global basis and 66.7% in the United States, as compared to 61.5% and 73.4%, respectively, for the three months ended September 30, 2004.
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
  Utilization
     We define utilization as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed include all time spent by project personnel on specific revenue-generating projects, but do not include time spent on marketing, selling or proposal generation efforts.
  Billable Full-Time Equivalents
     We define billable full-time equivalents (“FTE’s”) as the number of full-time equivalents with assigned billability targets. Full-time equivalents are determined by taking the total standard hours divided by total hours of available capacity for a full-time employee in a given period.
  Days Sales Outstanding
     We determine days sales outstanding (“DSO”) by taking accounts receivable (including costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts) divided by our daily revenues (total revenue for the period divided by the number of days in the period).
Liquidity and Capital Resources
     Net cash provided by operating activities was $1.3 million for the three months ended September 30, 2005, compared with $2.8 million for the same prior year period. The decrease in cash provided by operating activities, net of non-cash items such as stock based compensation expense, depreciation, and amortization for the three months ended September 30, 2005 was principally the result of decreases in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

     Net cash used in investing activities was $1.0 million for the three months ended September 30, 2005, compared with $0.7 million for the same prior year period. Net cash used in investing activities included $0.5 million in net cash used in purchases of marketable securities, as well as $0.5 million in capital expenditures during the three months ended September 30, 2005. For the same prior year period, cash used in investing activities included $19.7 million in net cash paid in connection with the acquisition of Wirthlin, offset by $19.7 million in net proceeds from the sale of marketable securities, $15.4 million of which were used to pay for the acquisition, as well as $0.6 million in capital expenditures.
     Net cash provided by financing activities was less than $0.1 million for the three months ended September 30, 2005, compared with $0.3 million for the same prior year period. For both periods, all cash provided represents proceeds from the issuance of common stock and exercise of stock options.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services, our promotional activities and our acquisition activities.
     In order to continue to generate revenue, we must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of the our revenue, we have had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted
     At September 30, 2005, we had, and continue to maintain, lines of credit with commercial banks providing borrowing availability up to $10.0 million, at the prime interest rate (6.75% at September 30, 2005). Borrowings under these arrangements are due upon demand. There were no borrowings under these agreements at September 30, 2005.
Off Balance Sheet Risk Disclosure
     The Company is not party to any off balance sheet arrangements.
Recent Accounting Pronouncements
  FSP FAS 123(R)-1
     In August 2005, the FASB released FASB Staff Position No. FAS 123(R)-1 (“FSP FAS 123(R)-1”), “Classification and measurement of Freestanding Financial Instruments Originally Issued In Exchange for Employee Services Under FASB Statement No. 123(R).” FSP FAS 123(R)-1 was issued to defer the requirement of SFAS No. 123(R) that a free-standing financial instrument originally subject to SFAS No. 123(R) becomes subject to recognition and measurement requirements as defined by GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. A free-standing financial instrument issued to an employee in exchange for past or future employee services is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of SFAS No. 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. We applied FSP FAS 123(R)-1 in conjunction with our adoption of SFAS No. 123(R) on July 1, 2005. There was no material impact to our Consolidated Financial Statements as a result of applying this pronouncement.
  FSP FAS 123(R)-2
     In October 2005, the FASB released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. We applied FSP FAS 123(R)-2 in conjunction with our adoption of SFAS No. 123(R) on July 1, 2005.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions. We have international sales and continuing operations in the United Kingdom, France, Hong Kong, Belgium and China. Therefore, we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our total consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.
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
     To the extent that we incur expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. Since our foreign operations are conducted using a foreign currency, we bear additional risk of fluctuations in exchange rates because of instruments denominated in a foreign currency. We have historically had low exposure to changes in foreign currency exchange rates with regard to instruments denominated in a foreign currency, given the amount and short-term maturity of these instruments. The carrying values of financial instruments denominated in a foreign currency, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short-term nature of the maturity of these instruments.
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
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that Harris Interactive’s disclosure controls and procedures as of September 30, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms. Further, there have been no changes in our internal control over financial reporting identified in connection with our evaluation thereof during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 28,000 shares of our common stock during the three months ended September 30, 2005, upon the exercise of options granted under our 1997 stock option plan for an aggregate cash consideration of $13,020. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.

Item 6 — Exhibits

10.1*	Amended and Restated Employment Agreement between the Company and Gregory T. Novak, dated as of September 7, 2005 (filed as Exhibit 10.1 to Form 8-K filed October 3, 2005 and incorporated herein by reference).

10.2*	Summary of Bonus Plan Arrangements for Executive Officers, as amended September 7, 2005 and September 28, 2005 (filed as Exhibit 10.2 to Form 8-K filed October 3, 2005 and incorporated herein by reference).

10.3*	Summary of Salary Agreements for Executive Officers, dated as of October 5, 2005 (filed as Exhibit 10.1 to Form 8-K filed October 12, 2005 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2005	Harris Interactive Inc.
	By:	/s/ FRANK J. CONNOLLY, JR.
Frank J. Connolly, Jr.
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1*	Amended and Restated Employment Agreement between the Company and Gregory T. Novak, dated as of September 7, 2005 (filed as Exhibit 10.1 to Form 8-K filed October 3, 2005 and incorporated herein by reference).

10.2*	Summary of Bonus Plan Arrangements for Executive Officers, as amended September 7, 2005 and September 28, 2005 (filed as Exhibit 10.2 to Form 8-K filed October 3, 2005 and incorporated herein by reference).

10.3*	Summary of Salary Agreements for Executive Officers, dated as of October 5, 2005 (filed as Exhibit 10.1 to Form 8-K filed October 12, 2005 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Denotes management contract or arrangement.