Form 10-Q
period 2005-12-31
HARRIS INTERACTIVE INC
filed 2006-02-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2005
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
(585) 272-8400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On February 6, 2006, 61,626,327 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2005

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,648	$13,118
Marketable securities	31,399	23,392
Accounts receivable, less provision for uncollectible accounts of $81 and $205 at December 31, 2005 and June 30, 2005, respectively	38,224	35,041
Unbilled receivables	7,164	9,949
Prepaid expenses and other current assets	4,501	4,610
Deferred tax assets	4,532	4,712

Total current assets	102,468	90,822

Property, plant and equipment, less accumulated depreciation of $28,213 and $26,706 at December 31, 2005 and June 30, 2005, respectively	11,294	12,528
Goodwill	101,774	101,287
Other intangibles, less accumulated amortization of $3,524 and $2,605 at December 31, 2005 and June 30, 2005, respectively	11,946	12,865
Deferred tax assets, less valuation allowance of $2,830 at December 31, 2005 and June 30, 2005	20,655	23,475
Other assets	1,398	1,385

Total assets	$249,535	$242,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	8,809	9,611
Accrued expenses	18,994	21,519
Deferred revenue	19,455	13,785

Total current liabilities	47,258	44,915

Deferred tax liabilities	2,955	3,171
Other long-term liabilities	1,359	1,783
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued at December 31, 2005 and June 30, 2005	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 61,625,164 shares issued at December 31, 2005 and 61,374,981 shares issued at June 30, 2005	62	61
Additional paid-in capital	223,224	221,032
Accumulated other comprehensive income (loss)	(119)	194
Accumulated deficit	(25,204)	(28,794)

Total stockholders’ equity	197,963	192,493

Total liabilities and stockholders’ equity	$249,535	$242,362

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue from services	$54,821	$52,588	$103,752	$91,913
Cost of services	27,332	24,525	50,906	42,673

Gross profit	27,489	28,063	52,846	49,240
Operating expenses:
Sales and marketing	4,920	5,620	9,833	9,573
General and administrative	16,812	18,272	33,317	31,192
Depreciation and amortization	1,805	1,812	3,721	3,408

Total operating expenses	23,537	25,704	46,871	44,173

Operating income	3,952	2,359	5,975	5,067
Interest and other income	266	161	468	369
Interest expense	(6)	(70)	(10)	(90)

Income from continuing operations before income taxes	4,212	2,450	6,433	5,346
Income tax expense	1,862	994	2,843	2,071

Income from continuing operations	2,350	1,456	3,590	3,275
(Loss) from discontinued operations	—	(36)	—	(166)

Net income	$2,350	$1,420	$3,590	$3,109

Basic net income per share (*):
Continuing operations	$0.04	$0.02	$0.06	$0.06
Discontinued operations	—	(0.00)	—	(0.00)

Basic net income per share	$0.04	$0.02	$0.06	$0.05

Diluted net income per share (*):
Continuing operations	$0.04	$0.02	$0.06	$0.05
Discontinued operations	—	(0.00)	—	(0.00)

Diluted net income per share	$0.04	$0.02	$0.06	$0.05

Weighted average shares outstanding — basic	61,496,266	60,633,885	61,450,388	59,269,973

Weighted average shares outstanding — diluted	61,850,229	61,907,721	61,807,235	60,461,547

(*)	Figures may not add due to rounding
The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the
	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,590	$3,109
(Loss) from discontinued operations	—	(166)

Income from continuing operations	3,590	3,275

Adjustments to reconcile net income to net cash provided by operating activities —
Stock-based compensation	1,342	—
Depreciation and amortization	3,721	3,408
Amortization of premium and discount on marketable securities	—	24
Cash outflows related to prior period restructuring charges	(406)	—
(Increase) decrease in assets, net of acquisition —
Accounts receivable	(3,460)	(3,276)
Unbilled receivables	2,714	477
Prepaid expenses and other current assets	(500)	219
Deferred taxes	2,785	1,675
Other assets	(18)	1,566
(Decrease) increase in liabilities, net of acquisition —
Accounts payable	(760)	(892)
Accrued expenses	(2,401)	3,542
Deferred revenue	5,794	4,956
Other long-term liabilities	(424)	342

Net cash provided by operating activities	11,977	15,316

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(20,767)
Purchases of marketable securities	(14,155)	(4,352)
Proceeds from maturities and sales of marketable securities	6,148	23,979
Capital expenditures	(1,092)	(4,095)
Acquisition of trademarks	—	(4,000)

Net cash (used in) investing activities	(9,099)	(9,235)

Cash flows from financing activities:
Repayments of outstanding notes	—	(2,843)
Issuance of common stock and exercise of stock options	859	966

Net cash provided by (used in) financing activities	859	(1,877)

Net cash from operating activities of discontinued operations	—	(81)
Effect of exchange rate changes on cash and cash equivalents	(207)	20

Net increase in cash and cash equivalents	3,530	4,143
Cash and cash equivalents at beginning of period	13,118	12,511

Cash and cash equivalents at end of period	$16,648	$16,654

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.
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
3. Net Income Per Share
     The following table presents the shares used in computing basic and diluted net income per share for the three and six months ended December 31, 2005 and 2004. Unexercised stock options to purchase 4,807,020 shares of the Company’s common stock for both the three and six months ended December 31, 2005, at a weighted average price per share of $6.28, were not included in the computations of diluted net income per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods. Unexercised stock options to purchase 1,822,887 and 2,509,887 shares of the Company’s common stock for the three and six months ended December 31, 2004, at weighted average prices per share of $8.95 and $8.35, respectively, were not included in the computations of diluted net income per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Weighted average outstanding common shares for basic net income per share	61,496,266	60,633,885	61,450,388	59,269,973
Dilutive effect of outstanding stock options	353,963	1,273,836	356,847	1,191,574

Outstanding common shares for diluted net income per share	61,850,229	61,907,721	61,807,235	60,461,547

4. Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after July 1, 2005, including employee stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”), be recognized in the financial statements as stock-based compensation expense based on their fair value on the date of grant. Accordingly, prior period amounts have not been restated.

     Prior to July 1, 2005, the Company accounted for stock-based awards in accordance with APB Opinion No. 25. For the three and six months ended December 31, 2005, the Company recorded stock-based compensation expense for the cost of stock options issued under its Long Term Incentive Plan (“Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP, of $684 and $1,342, respectively. The Company’s expensing of stock options decreased both our basic and diluted net income per share by $0.01 and $0.02 for the three and six months ended December 31, 2005, respectively. Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options are settled through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.
     At December 31, 2005, the Company has $60 in tax benefits related to the exercise of stock options that, because of the Company’s total net operating loss carryover of approximately $57,000, cannot be realized as they would not result in a reduction of the Company’s income taxes payable.
     Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP. The following table illustrates the effect on net income and net income per share for the three and six months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure:

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2004
Net income, as reported	$1,420	$3,109
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of related tax effect	(402)	(917)

Pro-forma net income	$1,018	$2,192

Basic net income per share:
As reported	$0.02	$0.05

Pro-forma	$0.02	$0.04

Diluted net income per share:
As reported	$0.02	$0.05

Pro-forma	$0.02	$0.04

     The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company has elected to use the “simplified method” as allowed by Staff Accounting Bulletin No. 107 for purposes of determining the expected life of options when granted. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders. The following weighted average assumptions were used to value options granted by the Company during the six months ended December 31, 2005:

Risk-free interest rate	4.2%

Expected life (in years)	6.3

Volatility factor	82.3%

Dividend yield	—
     Long-Term Incentive Plan
     The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years and expire after ten years from the date of grant or earlier, if in connection with termination of employment. The Company has registered a total of 7,250,000 shares of common stock for issuance under the Incentive Plan. 1,553,625 shares were unissued and available for grant at December 31, 2005 under the Incentive Plan.
     The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the six months ended December 31, 2005:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(in 000’s)
Outstanding at July 1, 2005	5,928,222	$6.14
Granted	278,333	4.17
Expired	—	—
Forfeited	(116,702)	5.86
Exercised	(67,583)	1.81

Outstanding at December 31, 2005	6,022,270	$5.44	$(7,865)

Exercisable at December 31, 2005	2,570,926	$5.38	$(3,220)

     The weighted average fair value of options granted during the six months ended December 31, 2005 was $3.07 per share. The total intrinsic value of options exercised during the six months ended December 31, 2005 was $155.
     The following table summarizes stock option information at December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life (in years)	Price	Options	Price
$0.47-0.47	184,000	1.8	$0.47	184,000	$0.47
1.26-2.42	660,371	6.1	2.24	553,027	2.22
3.00-4.98	1,986,099	8.1	4.23	490,710	3.82
5.00-6.38	1,108,300	9.0	5.59	269,654	6.21
6.56-8.96	1,913,500	8.4	7.68	903,535	7.87
11.00	170,000	4.2	11.00	170,000	11.00

Total	6,022,270	7.8	5.44	2,570,926	5.38

     As of December 31, 2005, there was $7,396 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 3.1 years.
     Employee Stock Purchase Plan
     The Company‘s ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair market value at either the beginning or end of each six month offering period. The ESPP is considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July ESPP offering is included in the Company’s stock-based compensation expense for the three and six months ended December 31, 2005.
     The fair value of the July ESPP offering was determined on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected life of the ESPP rights. The risk-free interest rate is based on the implied yield currently available at the time the ESPP rights were granted on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the ESPP rights when granted. The expected dividend yield is based the Company’s historical practice of electing not to pay dividends to its shareholders. The following weighted average assumptions were used to value ESPP rights for the July offering:

Risk-free interest rate	3.3%
Expected life (in months)	6
Volatility factor	61.8%
Dividend yield	—
     The fair value for the Company’s ESPP rights was $1.49 for the July offering.
5. Comprehensive Income
     The components of the Company’s total comprehensive income for the three months and the six months ended December 31 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income, as reported	$2,350	$1,420	$3,590	$3,109
Foreign currency translation adjustments	(332)	539	(322)	535
Unrealized gain on marketable securities	22	127	9	240

Total comprehensive income	$2,040	$2,086	$3,277	$3,884

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
     The Company and Wirthlin were engaged in complementary businesses in the market research and polling industry. This acquisition has created opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services and use a combined worldwide network. It has also provided the opportunity to convert Wirthlin traditional-based clients to the Internet and has assisted in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods.
     Pursuant to the terms of the Merger Agreement, the aggregate purchase price was $44,175 including the purchase price consisting of cash and shares of the Company’s common stock and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $21,455, $5,000 of which the Company was required to deposit in escrow to be released to Wirthlin stockholders to the extent not used to pay certain claims within certain time periods described in the Escrow Agreement. Of that amount, $2,418 was released to Wirthlin stockholders, pursuant to the terms of the escrow, on October 27, 2005, and the remaining balance will be distributed as described in the Escrow Agreement. In addition, an aggregate of 3,524,990 shares of common stock with an estimated fair value of $22,129 were issued to the stockholders of Wirthlin. The fair value was based on the average closing price of the Company’s common stock for the five day period ending September 10, 2004. Of the total consideration, the Company paid $500 to certain Wirthlin stockholders in consideration of a covenant not to compete. Total transaction costs amounted to $591.
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and was included in the Company’s financial statements commencing on September 9, 2004. The Company recorded $39,742 in goodwill, $7,780 in intangible assets and a deferred tax liability of $2,742 related to the acquisition, along with the other assets acquired and liabilities assumed as shown below. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,990, $290, and $500, respectively, and useful lives (in years) of 10, 2, and 2, respectively.
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

     Prior to the Company’s acquisition of Wirthlin, Wirthlin entered into agreements with certain former holders of stock in a Wirthlin U.K. subsidiary pursuant to which they could receive up to $206 in contingent consideration for achieving established revenue targets for each of the three years ended September 30, 2005, 2006 and 2007. These liabilities became liabilities of Capitol as part of the merger of Wirthlin into Capitol. The contingent payment related to the year ended September 30, 2005 was previously recorded as a purchase accounting adjustment during the fourth quarter of the prior fiscal year. The contingent payments related to years two and three of the agreement will be recorded at the time that payment of those amounts becomes probable and the amounts themselves are estimable.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue from services	$54,821	$52,588	$103,752	$102,389
Net income	2,350	1,420	3,590	3,413
Net income per share — basic	$0.04	$0.02	$0.06	$0.06
Net income per share — diluted	$0.04	$0.02	$0.06	$0.06
7. Discontinued Operations
     During the third quarter of fiscal 2005, the Company committed to a plan to sell its Japanese subsidiaries (collectively, “HI Japan”). At that time, the Company recorded an anticipated loss on disposal of $3,104. Of the anticipated loss, $2,954 represented the impairment charge for the full amount of the goodwill attributable to HI Japan, and $150 represented a reserve for the anticipated costs of selling the business. The Company based its impairment determination on the fact that HI Japan did not contribute to the profitability of the Company at the level that was anticipated at the time of acquisition. As a result of recording the goodwill write-down and reserve for anticipated costs to sell the business, the book values of the remaining net assets of HI Japan approximated their estimated fair value.
     On May 19, 2005, the Company sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment to the Company of $768 and Mr. Aoo’s surrender to the Company of 243,811 shares of the Company’s common stock with an estimated fair value of $1,108, based on the average closing price of the Company’s common stock for the three day period ending May 21, 2005. All of the shares were subsequently retired by the Company. The final loss on disposal as a result of the sale was $2,684 and resulted in a capital loss for tax purposes of $3,305. The Company did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss and the Company has no significant capital gains against which the capital loss can be offset. As such, the Company recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 13, “Income Taxes,” to the Company’s Audited Consolidated Financial Statements for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by the Company with the Securities and Exchange Commission on September 22, 2005.
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
     The revenue from services and loss attributable to HI Japan and reported in discontinued operations were as follows for the three months and the six months ended December 31, 2004:

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004
Revenue from services	$1,852	$3,262
(Loss) from discontinued operations	(36)	(166)
8. Restructuring Charges
     During the third quarter of fiscal 2005, the Company recorded $1,055 in restructuring charges directly related to cost reduction initiatives implemented by the Company’s management. Management developed a formal plan that included a reduction in the staffs of both the Company’s U.S. and U.K. operations. As a result of the plan, the Company also recorded a reserve for a lease commitment related to office space in London, which the Company leased prior to the acquisition of Wirthlin, that the Company determined was no longer needed as a result of the aforementioned reduction in staff, as well as the integration of the U.K. operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from the Company’s U.S. and U.K. operations was 27.
     The following table summarizes activity with respect to the restructuring charges for the six months ended December 31, 2005:

		Lease
	Severance	Commitment	Total
Remaining reserve at July 1, 2005	$310	$179	$489
Cash payments during fiscal 2006	(231)	(175)	(406)
Remaining reserve at December 31, 2005	$79	$4	$83

     As of June 30, 2005, all actions in the plan were completed. However, cash payments for severance and the lease commitment will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance will continue through April 2006. Cash payments on the lease commitment, which were to continue through January 2009, were substantially completed in December 2005 as a result of an early buyout agreement reached with the landlord.
9. Enterprise-Wide Disclosures
     The Company currently has one reportable segment and is comprised principally of operations in the United States and Europe and, to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France and, to a more limited extent, Hong Kong and China. There were no inter-company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation. All information has been revised as applicable to reflect results from continuing operations only and therefore excludes the results of the Company’s Japanese operations, which were sold during the fiscal year ended June 30, 2005 (see Note 7, “Discontinued Operations”).
     The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. Geographic net income may not be consistent with measures used by other companies. Geographic information for the three and six months ended December 31, 2005 and 2004 was as follows:

	U.S.	Europe	Asia	Total
Three months ended December 31, 2005:
Revenue from services	$43,653	$11,168	$—	$54,821
Income (loss) from continuing operations	2,288	107	(45)	2,350
Long-lived assets	8,513	2,777	4	11,294
Deferred tax assets, net	24,989	78	120	25,187

Three months ended December 31, 2004:
Revenue from services	$38,979	$13,100	$509	$52,588
Income (loss) from continuing operations	1,404	119	(67)	1,456
Long-lived assets	6,752	3,480	4	10,236
Deferred tax assets, net	29,560	220	—	29,780

Six months ended December 31, 2005:
Revenue from services	$80,779	$22,973	$—	$103,752
Income (loss) from continuing operations	3,165	507	(82)	3,590
Long-lived assets	8,513	2,777	4	11,294
Deferred tax assets, net	24,989	78	120	25,187

Six months ended December 31, 2004:
Revenue from services	$68,538	$22,854	$521	$91,913
Income (loss) from continuing operations	2,884	485	(94)	3,275
Long-lived assets	6,752	3,480	4	10,236
Deferred tax assets, net	29,560	220	—	29,780
10. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization are as follows:

	As of December 31, 2005		As of June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Contract-based intangibles	$1,750	$1,583	$1,750	$1,354
Internet respondent database	2,000	407	2,000	296
Customer relationships	7,230	1,079	7,230	689
Trade names	4,490	455	4,490	266

Total	$15,470	$3,524	$15,470	$2,605

	December 31,	December 31,
	2005	2004
Aggregate amortization expense:
For the three months ended	$434	$445

For the six months ended	$919	$689

Estimated amortization expense:
For the year ending June 30, 2006	$1,734
For the year ending June 30, 2007	$1,274
For the year ending June 30, 2008	$1,155
For the year ending June 30, 2009	$1,155
For the year ending June 30, 2010	$1,143

     The Company’s intangible assets are being amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	9 years
Customer relationships	3 to 10 years
Trade names	2 to 20 years
11. Goodwill
     The changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows:

Balance as of July 1, 2005	$101,287
First quarter purchase accounting adjustment	(47)
Second installment of Novatris contingent consideration	534

Balance as of December 31, 2005	$101,774

     The first quarter purchase accounting adjustment noted above is the result of a change in an estimated liability, which was previously recorded through purchase accounting during the third quarter of fiscal 2005, for costs associated with the exiting of leased office space in New York City that was assumed upon the acquisition of Wirthlin.
     At December 31, 2005, it became probable that Novatris had achieved, subject to receipt of final audited statutory financial statements, the net profit target established under the terms and conditions of the Share Purchase Agreement between the Company, Harris Interactive International, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company, and Novatris. As a result, the Company recorded a liability of €452 (approximately $534 based on the December 31, 2005 Euro to U.S. Dollar conversion rate) and a corresponding adjustment to purchase accounting. Further financial information regarding our acquisition of Novatris can be found in Note 3, “Business Combinations,” to our Audited Consolidated Financial Statements included in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.
     No other purchase accounting adjustments were recorded during the six months ended December 31, 2005.
12. Revision in the Classification of Certain Securities
     During the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these current investments as marketable securities, and all current and prior period amounts reported herein reflect this revised classification. The Company has also made corresponding reclassifications to its Consolidated Statements of Cash Flows for the six months ended December 31, 2004, in order to reflect the gross purchases and sales of these securities as investing activities, rather than as a component of cash and cash equivalents as they were previously reported. This change in classification did not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Operations, for any prior period.
     At December 31, 2004, $1,950 of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet contained in Form 10-Q for the quarter ended December 31, 2004. However, these current investments have been reclassified as marketable securities, in order to conform to the current period presentation. For the six months ended December 31, 2004, net cash provided by investing activities related to these current investments was $4,995.
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
15. Recent Accounting Pronouncements
  FSP No. FAS 123(R)-1
     In August 2005, the FASB released FASB Staff Position (“FSP”) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued In Exchange for Employee Services Under FASB Statement No. 123(R). FSP No. FAS 123 (R)-1 was issued to defer the requirement of SFAS No. 123(R) that a free-standing financial instrument originally subject to SFAS No. 123(R) becomes subject to recognition and measurement requirements as defined by accounting principles generally accepted in the United States of America (“GAAP”) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. A freestanding financial instrument issued to an employee in exchange for past or future employee services is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of SFAS No. 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. The Company applied FSP No. FAS 123(R)-1 in conjunction with its adoption of SFAS No. 123(R) on July 1, 2005. There was no material impact to the Company’s Consolidated Financial Statements as a result of applying this pronouncement.
  FSP No. FAS 123(R)-2
     In October 2005, the FASB released FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). FSP No. FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP No. FAS 123(R)-2 in conjunction with its adoption of SFAS No. 123(R) on July 1, 2005.
  FSP No. FAS 123(R)-3
     In November 2005, the FASB released FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, FSP No. FAS 123(R)-3 allows an entity to apply either the accounting treatment of the tax effects of share-based payment awards to employees as prescribed by SFAS No. 123(R) or the alternative transition method prescribed by FSP No. FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP No. FAS 123(R)-3 to evaluate its available transition alternatives and make a one-time election. Until and unless an entity elects the transition method described in FSP No. FAS 123(R)-3, the entity should follow the transition method described in SFAS No. 123(R). The Company is in the process of evaluating these available transition alternatives and will make its transition election by June 30, 2006. Until that time, the Company will follow the transition method described in SFAS No. 123(R).

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the risk factors section set forth in this Quarterly Report on Form 10-Q or other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission, such as our Annual Report on Forms 10-K and Form 10-K/A filed on September 13, 2005 and September 22, 2005 respectively, for the fiscal year ended June 30, 2005. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission should also be reviewed.
Overview
     Harris Interactive provides market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. Originating in 1956 with the founding of our predecessor, Louis Harris and Associates, we have provided these services utilizing traditional market research and polling methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. In September 1997, we began developing our Internet panel and building the technology infrastructure to provide online market research and polling services. In November 1997, we introduced our first Internet-based market research and polling services. Since that time, we have grown to become a global leader in online research.
     We generally provide traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. Our Harris Interactive Service Bureau (“HISB”) performs Internet-based data collection for other market research firms on a project-by-project basis in response to requests from those firms.
Business Combinations
     On September 8, 2004, we acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger among us, Wirthlin, Capitol Merger Sub, LLC and the stockholders of Wirthlin. Wirthlin was engaged in businesses in the market research and polling industry that were complementary to ours. This acquisition has created opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s customers, offer more comprehensive and diverse services, and use a combined worldwide network. It has also provided the opportunity to convert Wirthlin traditional-based clients to the Internet and has assisted in our expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods.
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
Restructuring
     During the third quarter of fiscal 2005, we recorded $1.1 million in restructuring charges directly related to cost reduction initiatives implemented by our management, and in the following quarter completed our accounting for the initiatives by making additional adjustments. Management developed a formal plan that included a reduction in the staffs of both our U.S. and U.K. operations. As a result of the plan, we also recorded a reserve for a lease commitment related to office space in London, which we leased prior to our acquisition of Wirthlin, that we determined was no longer needed as a result of the aforementioned reduction in staff, as well as the integration of the U.K. operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from our U.S. and U.K. operations was 27. We estimate non-cash savings of approximately $0.1 million and cash savings of approximately $2.1 million in fiscal 2006 from these cost reduction initiatives.
     As of June 30, 2005, all actions in the plan were completed. However, cash payments for severance and the lease commitment will be made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance will continue through April 2006. Cash payments on the lease commitment, which were to continue through January 2009, were substantially completed in December 2005 as a result of an early buyout agreement reached with the landlord. Further financial information about the plan is included in Note 8, “Restructuring Charges,” to our Consolidated Financial Statements contained in this Form 10-Q.
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
     On May 19, 2005, we sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment of $0.8 million and Mr. Aoo’s surrender to us of 243,811 shares of our common stock with an estimated fair value of $1.1 million, based on the average closing price of our common stock for the three day period ending May 21, 2005. We subsequently retired all of these shares. The final loss on disposal as a result of the sale was $2.7 million and resulted in a capital loss for tax purposes of $3.3 million. We did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss and we have no significant capital gains against which the capital loss can be offset. As such, we recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 13, “Income Taxes,” to our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.
     We classified HI Japan as a discontinued operation for the fiscal year ended June 30, 2005, consistent with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All prior period balances and results presented herein have been reclassified to conform to this presentation. These reclassifications of the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Further financial information about discontinued operations is included in Note 7, “Discontinued Operations,” to our Consolidated Financial Statements contained in this Form 10-Q.
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
     There have been no significant changes during the six months ended December 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005, except as noted below with respect to stock-based compensation.
  Stock-Based Compensation
     On July 1, 2005 we adopted the stock-based compensation expensing rules of SFAS No. 123(R), Share-Based Payment. Prior to July 1, 2005 we accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. For the three and six months ended December 31, 2005, we recorded stock-based compensation expense of $0.7 million and $1.3 million, respectively. Our expensing of stock options decreased both basic and diluted net income per share by $0.01 and $0.02 for the three and six months ended December 31, 2005, respectively. We have a nonqualified and incentive stock option plan that enables our key employees and directors to purchase shares of our common stock, as well as a compensatory employee stock purchase plan. We grant options to purchase our common stock at fair value as of the date of grant. Further financial information about stock-based compensation is included in Note 4, “Stock-Based Compensation,” to our Consolidated Financial Statements contained in this Form 10-Q.
Results of Operations
     The operations of Wirthlin have been fully integrated into ours and can no longer be tracked separately. References to the impact of Wirthlin in the discussion of continuing operations for the three and six months ended December 31, 2005 are based upon our assumption that the impact of Wirthlin on our continuing operations has continued in a manner similar to the effect tracked by us in the quarter following the acquisition. In addition, the results of continuing operations for the three and six months ended December 31, 2004 as presented and discussed herein do not include the results of our discontinued Japanese operations, which were sold in May 2005.
  Three Months Ended December 31, 2005 Versus Three Months Ended December 31, 2004
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2005	%	2004	%
Revenue from services	$54,821	100.0	$52,588	100.0
Cost of services	27,332	49.9	24,525	46.6

Gross profit	27,489	50.1	28,063	53.4
Operating expenses:
Sales and marketing	4,920	9.0	5,620	10.7
General and administrative	16,812	30.7	18,272	34.7
Depreciation and amortization	1,805	3.3	1,812	3.4

Operating income	3,952	7.2	2,359	4.5
Interest and other income, net	260	0.5	91	0.2

Income from continuing operations before income taxes	4,212	7.7	2,450	4.7
Income tax expense	1,862	3.4	994	1.9

Income from continuing operations	2,350	4.3	1,456	2.8
(Loss) from discontinued operations	—	—	(36)	(0.1)

Net income	$2,350	4.3	$1,420	2.7

     Revenue from services. Total revenue increased by $2.2 million to $54.8 million for the three months ended December 31, 2005, an increase of 4.2% over the same prior year period. This increase in total revenue was driven by a number of different factors, as more fully described below.
     U.S. revenue increased by $4.7 million to $43.7 million for the three months ended December 31, 2005, an increase of 12.0% over the same prior year period. This increase in U.S. revenue is principally the result of revenue growth in our Healthcare, Customer

Loyalty Management and Financial Services verticals offset by decreases in our Government and HISB verticals. Also, revenue has increased as a result of our continued focus on strategically expanding our U.S. client base by building long-term relationships with our clients in order to enhance our ability to obtain projects that are recurring in nature.
     European revenue decreased by $1.9 million to $11.2 million for the three months ended December 31, 2005, a decrease of 14.5% over the same prior year period. Although we have continued to focus on maintaining the size and quality of our European respondent panel and increasing the acceptance of Internet-based research throughout Europe, European revenue has declined principally as a result of decreased revenue in our Data Collection and Direct Marketing verticals and flat revenue growth in our Full Service Research vertical. European revenue was unfavorably impacted by $0.8 million as a result of foreign exchange rate differences and the appreciation of the U.S. Dollar against the British Pound and the Euro.
     Revenue from Internet-based services was $32.4 million or 59.1% of total revenue for the three months ended December 31, 2005, compared with $25.7 million or 48.9% of total revenue for the same prior year period. U.S Internet-based revenue increased to $29.2 million or 67.0% of total U.S. revenue for the three months ended December 31, 2005, compared with $23.1 million or 59.3% of total U.S. revenue for the same prior year period. European Internet-based revenue increased to $3.2 million or 28.4% of total European revenue for the three months ended December 31, 2005, compared with $2.6 million or 20.0% of total European revenue for the same prior year period. The percentage increase in revenue from Internet-based services as a percentage of total revenue is principally the result of the continued acceptance of Internet-based methods of collecting data in both the U.S. and Europe.
     Gross profit. Gross profit decreased to $27.5 million or 50.1% of total revenue for the three months ended December 31, 2005, compared with $28.1 million or 53.4% of total revenue for the same prior year period, principally as a result of the mix of revenue and cost components on each project (e.g. project personnel time, data processing and data collection). Specifically, we have had a higher mix of respondent incentives as a cost component of projects from our largest vertical, Healthcare, which in turn results in decreased profit margins, along with increased revenue from global projects which typically rely on traditional methods of data collection and include a higher percentage of pass-through costs than projects that are principally Internet-based, which also causes lower profit margins. Gross profit also reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense based upon the unbillable tasks on which the time is spent.
     Sales and marketing. Sales and marketing expense decreased to $4.9 million or 9.0% of total revenue for the three months ended December 31, 2005, compared with $5.6 million or 10.7% of total revenue for the same prior year period. The $0.7 million decrease as well as the 1.7% decrease in sales and marketing expense as a percentage of total revenue is principally the result of our continued focus on controlling payroll-related sales and marketing costs. Sales and marketing expense also includes unbillable project personnel time in support of sales and marketing efforts of approximately $1.9 million for the three months ended December 31, 2005, a decrease of $0.5 million when compared with approximately $2.4 million for the same prior year period.
     General and administrative. General and administrative expense decreased to $16.8 million or 30.7% of total revenue for the three months ended December 31, 2005, compared with $18.3 million or 34.7% of total revenue for the same prior year period. The $1.5 million decrease and 4.0% decrease in general and administrative expense as a percentage of total revenue are due to several factors. Salary expense has decreased by $0.9 million from the same prior year period, principally as a result of continued cost containment actions. Additionally, we recorded a cost of $0.8 million in the same prior year period to reflect payment obligations to Dr. Gordon S. Black, our former Executive Chairman, under the terms of his Employment Agreement which expired December 31, 2004. Offsetting these decreases was $0.7 million in stock-based compensation expense recorded as a result of our adoption of SFAS No. 123(R) on July 1, 2005. General and administrative expense also includes unbillable project personnel time of approximately $2.6 million for the three months ended December 31, 2005, a decrease of $0.3 million when compared with approximately $2.9 million for the same prior year period.
     Depreciation and amortization. Depreciation and amortization was essentially flat at $1.8 million or 3.3% of total revenue for the three months ended December 31, 2005, compared with $1.8 million or 3.4% of total revenue for the same prior year period.
     Interest and other income, net. Net interest and other income was $0.3 million or 0.5% of total revenue for the three months ended December 31, 2005, compared with $0.1 million or 0.2% of total revenue for the same prior year period. The $0.2 million increase and the 0.3% increase in net interest and other income as a percentage of total revenue are principally the result of an increase in cash, cash equivalents and marketable securities from $39.7 million at December 31, 2004 to $48.0 million at December 31, 2005 in conjunction with improved rates of return compared with those of the same prior year period.

     Income taxes. We recorded a provision for income taxes of $1.9 million or 3.4% of total revenue for the three months ended December 31, 2005, compared with a provision for income taxes of $1.0 million or 1.9% of total revenue for the same prior year period. Our effective tax rate for the three months ended December 31, 2005 was 44.2%, compared with 40.6% for the same prior year period. The increase in our effective tax rate is principally the result of our adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time. Approximately 53% of the stock-based compensation expense recorded during the three months ended December 31, 2005 related to either incentive stock options or, to a lesser extent, nonqualified stock options issued to employees outside of the United States. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued, therefore, the related stock-based compensation expense is treated as a permanent difference and thus increases our effective tax rate accordingly. However, due to our net operating loss carryforwards of approximately $57.0 million, income tax expense will principally be a non-cash item throughout fiscal 2006.
  Six Months Ended December 31, 2005 Versus Six Months Ended December 31, 2004
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2005	%	2004	%
Revenue from services	$103,752	100.0	$91,913	100.0
Cost of services	50,906	49.1	42,673	46.4

Gross profit	52,846	50.9	49,240	53.6
Operating expenses:
Sales and marketing	9,833	9.5	9,573	10.4
General and administrative	33,317	32.1	31,192	33.9
Depreciation and amortization	3,721	3.6	3,408	3.7

Operating income	5,975	5.8	5,067	5.5
Interest and other income, net	458	0.4	279	0.3

Income from continuing operations before income taxes	6,433	6.2	5,346	5.8
Income tax expense	2,843	2.7	2,071	2.3

Income from continuing operations	3,590	3.5	3,275	3.6
(Loss) from discontinued operations	—	—	(166)	(0.2)

Net income	$3,590	3.5	$3,109	3.4

     Revenue from services. Total revenue increased by $11.8 million to $103.8 million for the six months ended December 31, 2005, an increase of 12.9% over the same prior year period. This increase in total revenue was due in part to our September 2004 acquisition of Wirthlin along with additional factors more fully described below.
     U.S. revenue increased by $12.2 million to $80.8 million for the six months ended December 31, 2005, an increase of 17.9% over the same prior year period. This increase in U.S. revenue is principally the result of revenue growth in our Healthcare, Technology & Telecom and Emerging & General Markets verticals offset by decreases in our Government and HISB verticals. Also, revenue has increased as a result of our continued focus on strategically expanding our U.S. client base by building long-term relationships with our clients in order to enhance our ability to obtain projects that are recurring in nature.
     European revenue increased by $0.1 million to $23.0 million for the six months ended December 31, 2005, an increase of 0.5% over the same prior year period. Although we have continued to focus on maintaining the size and quality of our European respondent panel and increasing the acceptance of Internet-based research throughout Europe, European revenue was essentially flat when compared with the same prior year period, principally as a result of decreased revenue in our Data Collection and Direct Marketing verticals and flat revenue growth in our Full Service Research vertical. European revenue was unfavorably impacted by $0.9 million as a result of foreign exchange rate differences and the appreciation of the U.S. Dollar against the British Pound and the Euro.
     Revenue from Internet-based services was $60.4 million or 58.2% of total revenue for the six months ended December 31, 2005, compared with $49.9 million or 54.3% of total revenue for the same prior year period. U.S Internet-based revenue increased to $54.0 million or 66.9% of total U.S. revenue for the six months ended December 31, 2005, compared with $44.8 million or 65.4% of total U.S. revenue for the same prior year period. European Internet-based revenue increased to $6.4 million or 27.7% of total European revenue for the six months ended December 31, 2005, compared with $5.1 million or 22.3% of total European revenue for the same prior year period. The percentage increase in revenue from Internet-based services as a percentage of total revenue is principally the result of the continued acceptance of Internet-based methods of collecting data in both the U.S. and Europe.
     Gross profit. Gross profit increased to $52.8 million or 50.9% of total revenue for the six months ended December 31, 2005, compared with $49.2 million or 53.6% of total revenue for the same prior year period, principally as a result of the mix of revenue and cost components on each project (e.g. project personnel time, data processing and data collection). Specifically, we have had a higher mix of respondent incentives as a cost component of projects from our largest vertical, Healthcare, which in turn results in decreased profit margins, along with increased revenue from global projects which typically rely on traditional methods of data collection and include a higher percentage of pass-through costs than projects that are principally Internet-based, which also causes lower profit margins. Gross profit also reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense based upon the unbillable tasks on which the time is spent.
     Sales and marketing. Sales and marketing expense was essentially flat at $9.8 million or 9.5% of total revenue for the six months ended December 31, 2005, compared with $9.6 million or 10.4% of total revenue for the same prior year period. The 0.9% decrease in sales and marketing expense as a percentage of total revenue is principally the result of our continued focus on controlling our payroll-related sales and marketing costs. Sales and marketing expense also includes unbillable project personnel time in support of sales and marketing efforts of approximately $3.9 million for the six months ended December 31, 2005, essentially flat when compared with approximately $3.8 million for the same prior year period.
     General and administrative. General and administrative expense increased to $33.3 million or 32.1% of total revenue for the six months ended December 31, 2005, compared with $31.2 million or 33.9% of total revenue for the same prior year period. The $2.1 million increase and 1.8% decrease in general and administrative expense as a percentage of total revenue are due to several factors. $1.3 million in stock-based compensation expense was recorded for the six months ended December 31, 2005 as a result of our adoption of SFAS No. 123(R) on July 1, 2005, while no such expense was recorded in the same prior year period. Additionally, employee benefit costs increased by $0.6 million due to year-over-year rate increases. Offsetting these increases was a cost of $0.8 million recorded in the same prior year period to reflect payment obligations to Dr. Gordon S. Black, our former Executive Chairman, under the terms of his Employment Agreement which expired December 31, 2004. General and administrative expense also includes unbillable project personnel time of approximately $6.0 million for the six months ended December 31, 2005, an increase of $1.1 million when compared with approximately $4.9 million for the same prior year period.
     Depreciation and amortization. Depreciation and amortization increased to $3.7 million or 3.6% of total revenue for the six months ended December 31, 2005, compared with $3.4 million or 3.7% of total revenue for the same prior year period. While depreciation and amortization expense remained fairly consistent as a percentage of total revenue, the dollar increase is principally due to the depreciation and amortization associated with the fixed and intangible assets that were added throughout the second half of fiscal 2005.
     Interest and other income, net. Net interest and other income was $0.5 million or 0.4% of total revenue for the six months ended December 31, 2005, compared with $0.3 million or 0.3% of total revenue for the same prior year period. The $0.2 million increase and the 0.1% increase in net interest and other income as a percentage of total revenue are principally the result of an increase in cash, cash equivalents and marketable securities from $39.7 million at December 31, 2004 to $48.0 million at December 31, 2005 in conjunction with improved rates of return compared with those of the same prior year period.
     Income taxes. We recorded a provision for income taxes of $2.8 million or 2.7% of total revenue for the six months ended December 31, 2005, compared with a provision for income taxes of $2.1 million or 2.3% of total revenue for the same prior year period. Our effective tax rate for the six months ended December 31, 2005 was 44.2%, compared with 38.7% for the same prior year period. The increase in our effective tax rate is principally the result of our adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time. Approximately 54% of the stock-based compensation expense recorded during the six months ended December 31, 2005 related to either incentive stock options or, to a lesser extent, nonqualified stock options issued to employees outside of the United States. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued, therefore, the related stock-based compensation expense is treated as a permanent difference and thus increases our effective tax rate accordingly. However, due to our net operating loss carryforwards of approximately $57.0 million, income tax expense will principally be a non-cash item throughout fiscal 2006.

Significant Factors Affecting Company Performance
     The projects that we perform, whether using traditional or Internet-based research methods, generally consist of three specific phases including survey design, data collection and data analysis. The cost associated with such projects is, in most cases, evenly spread across each of these three phases.
     We continue to report our Internet and traditional revenue mix, which is a significant factor affecting the costs of the data collection phase of projects. Data collection costs are only one component of our costs of delivering work. Other market research industry-specific factors significantly impact our profitability including, among others, project management, pricing, cost utilization and realization rates for professional time, and value-added, which is revenue less principally out-sourced direct project costs. Because many of our contracts are performed on a fixed fee basis, management of pricing as well as control of the cost of delivery directly impact gross profitability. The profitability of the professional services component of work directly reflects our ability to capture and bill time spent on projects, as well as to control project personnel time that is not directly related to specific revenue-generating projects. We recently have started to externally report additional metrics that we utilize to manage and continuously improve the performance of our business. During the first quarter of fiscal 2006, we began reporting utilization, billable full-time equivalents and days sales outstanding. This quarter, we expanded that reporting to include sales bookings and ending sales backlog, both of which we use to support our ability to forecast revenue for future periods and enable us to better manage our staffing levels in a manner commensurate with the staffing needs of anticipated revenue-generating projects. Current and prior period data for each of these metrics, beginning with the first fiscal quarter of 2005, can be found in the Investor Relations section of our website at www.harrisinteractive.com/ir. We may choose to introduce additional metrics from time to time if we determine that they may be helpful to investors and as we formulate a consistent, historical calculation methodology for them.
  Internet and Traditional Revenue Mix
     We believe that the advantages afforded to our clients by our ability to collect data over the Internet, our proprietary Internet response weighting system, our large panel and our specialty sub-panels continue to give us a competitive advantage which we believe has been a driver in our achievement of overall growth rates that exceeded industry averages based upon the most recent data published by Inside Research in September 2005. Although we continue to work to convert projects to the Internet in the United States, we also believe that a large growth opportunity exists in Europe. Our ability to change our Internet mix in Europe is principally dependent upon our success in maintaining the size and quality of our respondent panel and increasing customer acceptance of Internet-based work. We expect the global expansion of the Internet portion of our business to continue over the next several years.
     The mix of Internet revenue is a factor in our gross profitability, which also is affected by our ability to achieve favorable margins on traditional methods of data collection. Internet-based data collection involves certain fixed costs, including data collection costs, panel incentives and costs associated with the development and maintenance of underlying databases and Internet technology. However, once the fixed costs of database development and maintenance are absorbed, increases in volume of Internet-based work and related revenues tend to have a progressively increasing impact on profitability, assuming that project professional service components and pricing are comparable and operating expenses continue to be properly managed.
     Internet projects may have a traditional data collection component, particularly in multi-country studies involving regions in which Internet databases are not fully developed. The traditional data collection component will tend to decrease the profitability of the project, even though it is considered to be an Internet project because a majority of the completed surveys are collected via the Internet. Such profitability is also decreased by direct costs of outsourcing and pass-through costs applicable to particular projects.
     We consider all of the revenue from a project to be Internet-based whenever more than 50% of the surveys were completed over the Internet. Internet-based revenue as a percentage of total revenue for the three months ended December 31, 2005 was 59.1% on a global basis and 67.0% in the United States, as compared to 48.9% and 59.3%, respectively, for the three months ended December 31, 2004. Internet revenue as a percentage of total revenue for the six months ended December 31, 2005 was 58.2% on a global basis and 66.9% in the United States, as compared to 54.3% and 65.4%, respectively, for the six months ended December 31, 2004.
  Development of Global Database
     Our global database of more than six million double opted-in Internet survey respondents continues to be a critical component of our success. We believe that our multi-million participant U.S. database continues to be adequate to service our U.S. Internet-based business, and intend to continue to maintain our U.S. database at a level that is commensurate with the overall size of our U.S. business. In fiscal 2004, we began to conduct more Internet-based projects in Europe and continue our initiative to build a European database. To that end, we have entered into various name acquisition agreements that resulted in names being added regularly to the European database. Our initiative was helped significantly with the March 2004 acquisition of Novatris and its nearly one million member panel. Since then, our efforts to increase our European database have continued and as of December 2005, our European database included almost two million names. We intend to continue to expand the European panel, in order to support the growth of Internet-based research in Europe. Additionally, in both the U.S. and in Europe, we intend to continue efforts to enhance existing and build new specialty sub-panels. We believe that panel acquisition costs will continue to vary, particularly quarter by quarter, based upon such factors as panel availability, opportunities that arise for acquisition or development of panels in specialty or under-represented groups, client demand and attrition.
     By their nature, Internet databases experience participant attrition. There are no standard measurement systems for such attrition, particularly in the Internet survey response field. Measurement of attrition involves complex variables. For example, determining attrition by lack of response from a panelist for a set length of time since last contact is not necessarily reflective of expected long-term attrition. The panelist may not have had an interest in responding regarding particular survey topics offered over a period of time but may, after an absence, respond to a future survey topic of particular interest to that panelist. Moreover, panelists who receive what they perceive to be excessively frequent survey requests tend to have higher than normal rates of attrition. Therefore, percentage rates of attrition may not be comparable or meaningful within the industry.
  Sales Bookings
     We define sales bookings as the contract value of revenue-generating projects that are anticipated to take place during the next four fiscal quarters for which a firm client commitment has been received during the period, less any adjustments during the current period to prior period sales bookings due to contract value adjustments or project cancellations.
     We provide information regarding our new sales bookings because we believe that doing so provides useful trend information regarding changes in the volume of our new business over time. However, the timing of large new sales bookings can significantly affect the level of bookings in a particular quarter. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New sales bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported.
  Ending Sales Backlog
     We define ending sales backlog as prior period ending sales backlog plus current period sales bookings, less revenue recognized on outstanding projects as of the end of the period. Thus, ending sales backlog may, but generally does not, include client commitments that are older than one year.
  Billable Full-Time Equivalents
     The billable full-time equivalents metric provides us with a normalized measure of our project personnel capacity, which we then use in order to determine the adequacy of our staffing levels in relation to anticipated revenue generating projects. We define billable full-time equivalents (“FTE’s”) as the number of full-time equivalents with assigned billability targets. FTE’s are determined by taking the hours of available billable capacity in a given period divided by total standard hours for a full-time employee. Billable FTE’s represent a monthly average for the periods reported.
  Days Sales Outstanding
     The days sales outstanding metric serves as an important measure for purposes of cash flow forecasting and working capital efficiency. We determine days sales outstanding by taking accounts receivable as of the end of the applicable period (including unbilled receivables less deferred revenue) divided by our daily revenues (total revenue for the period divided by the number of calendar days in the period).

  Utilization
     The utilization metric serves as an indicator of the productivity of our project personnel. We define utilization as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed include all time spent by project personnel on specific revenue-generating projects, but do not include marketing, selling or proposal generation time.
Liquidity and Capital Resources
     Net cash provided by operating activities was $12.0 million for the six months ended December 31, 2005, compared with $15.3 million for the same prior year period. The decrease in cash provided by operating activities, net of non-cash items such as stock-based compensation expense, depreciation, and amortization when compared with the same prior year period was principally the result of decreases in accrued expenses, other long-term liabilities and unbilled receivables.
     Net cash used in investing activities was $9.1 million for the six months ended December 31, 2005, compared with $9.2 million for the same prior year period. Net cash used in investing activities included $8.0 million in net cash used in purchases of marketable securities, as well as $1.1 million in capital expenditures during the six months ended December 31, 2005. For the same prior year period, cash used in investing activities included $20.8 million in net cash paid in connection with the acquisition of Wirthlin, offset by $19.6 million in net cash proceeds from the maturities and sales of marketable securities, $15.4 million of which were used to pay for the acquisition, as well as $4.1 million in capital expenditures and $4.0 million in connection with the acquisition of trademarks.
     Net cash provided by financing activities was $0.9 million for the six months ended December 31, 2005, compared with $1.9 million in net cash used in financing activities for the same prior year period. For the six months ended December 31, 2005, all cash provided represents proceeds from the issuance of common stock and exercise of stock options. For the same prior year period, net cash used in financing activities included $2.8 million in repayments of outstanding notes, offset by $1.0 million in proceeds from the issuance of common stock and exercise of stock options.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services, our promotional activities and our acquisition activities.
     In order to continue to generate revenue, we must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of the our revenue, we have had to, and in the future will likely have to, find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted
     At December 31, 2005, we had, and continue to maintain, a line of credit with a commercial bank that provides borrowing availability up to $10.0 million, at the prime interest rate (7.25% at December 31, 2005). Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at December 31, 2005. Additionally, we maintain a letter of credit for €3.1 million (approximately $3.7 million based on the December 31, 2005 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended December 31, 2004. This letter of credit reduces our borrowing capacity against the $10.0 million line of credit.
Off Balance Sheet Arrangements and Contractual Obligations
     At December 31, 2005 and June 30, 2005, we did not have any transactions, agreements or other contractual arrangements with any entity unconsolidated with us including, but not limited to, obligations under certain guarantees or contracts, retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements, obligations under certain derivative arrangements and obligations under material variable interests.
     There have been no material changes outside the ordinary course of business during the six months ended December 31, 2005 to our contractual obligations as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.

Recent Accounting Pronouncements
     FSP No. FAS 123(R)-1
     In August 2005, the FASB released FASB Staff Position (“FSP”) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued In Exchange for Employee Services Under FASB Statement No. 123(R). FSP No. FAS 123 (R)-1 was issued to defer the requirement of SFAS No. 123(R) that a free-standing financial instrument originally subject to SFAS No. 123(R) becomes subject to recognition and measurement requirements as defined by accounting principles generally accepted in the United States of America (“GAAP”) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. A freestanding financial instrument issued to an employee in exchange for past or future employee services is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of SFAS No. 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. We applied FSP No. FAS 123(R)-1 in conjunction with our adoption of SFAS No. 123(R) on July 1, 2005. There was no material impact to our Consolidated Financial Statements as a result of applying this pronouncement.
     FSP No. FAS 123(R)-2
     In October 2005, the FASB released FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). FSP No. FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. We applied FSP No. FAS 123(R)-2 in conjunction with our adoption of SFAS No. 123(R) on July 1, 2005.
     FSP No. FAS 123(R)-3
     In November 2005, the FASB released FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, FSP No. FAS 123(R)-3 allows an entity to apply either the accounting treatment of the tax effects of share-based payment awards to employees as prescribed by SFAS No. 123(R) or the alternative transition method prescribed by FSP No. FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP No. FAS 123(R)-3 to evaluate its available transition alternatives and make a one-time election. Until and unless an entity elects the transition method described in FSP No. FAS 123(R)-3, the entity should follow the transition method described in SFAS No. 123(R). We are in the process of evaluating these available transition alternatives and will make our transition election by June 30, 2006. Until that time, we will follow the transition method described in SFAS No. 123(R).
Risk Factors
     There have been no material changes to the risk factors that we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005. However, for ease of reference, the risk factors that we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 are included below.
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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions. We have international sales and continuing operations in the United Kingdom, France, Hong Kong and China. Therefore, we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our total consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Income and expense items are translated at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.
     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our continuing international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our U.S. operations. While the United Kingdom now contributes significantly to our revenues, we continue to believe that our exposure to foreign currency fluctuation risk is low, given that our United Kingdom operations have historically produced low operating profits. However, if the operating profits in the United Kingdom increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. We evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
     To the extent that we incur expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. Since our foreign operations are conducted using a foreign currency, we bear additional risk of fluctuations in exchange rates because of instruments denominated in a foreign currency. We have historically had low exposure to changes in foreign currency exchange rates with regard to instruments denominated in a foreign currency, given the amount and short-term nature of the maturity of these instruments. The carrying values of financial instruments denominated in a foreign currency, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of the short-term nature of the maturity of these instruments.
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
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A — Risk Factors
     There have been no material changes to the risk factors that we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005. However, for ease of reference, the risk factors that we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 are included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 11,000 shares of our common stock during the three months ended December 31, 2005, upon the exercise of options granted under our 1997 stock option plan for an aggregate cash consideration of $40,744. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).
     In December 2000, the Board of Directors approved a stock repurchase program authorizing us to purchase up to $5.0 million of its common stock at market prices. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of our shares and general market conditions. As of June 30, 2005, we had repurchased 655,600 shares of common stock at a cost of $1.7 million under the program, and no purchases have been made under the program since the fiscal year ended June 30, 2002. Given the passage of time since the most recent purchases under the program, prior to making any future repurchases we will make a public announcement of our intention to do so.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     The 2005 annual meeting of stockholders was held on November 1, 2005. The following matter was voted upon and received the votes set forth below:
     The individuals named below were re-elected to three-year terms as directors, except for Mr. Harlan, who was re-elected to a two-year term.

	Votes Cast
		Withheld
Director	For	Authority
Mr. Gregory T. Novak	47,594,322	8,038,603
Mr. James R. Riedman	43,815,231	11,817,694
Dr. Richard B. Wirthlin	46,976,785	8,656,140
Mr. Stephen D. Harlan	46,773,292	8,859,633
Directors continuing in office were Leonard R. Bayer, George Bell, David Brodsky, Howard L. Shecter, Subrata K. Sen and Antoine G. Treuille.

Item 5 — Other Information
     None.
Item 6 — Exhibits
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

February 9, 2006	Harris Interactive Inc.

	By:	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr.
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).