Form 10-Q
period 2006-03-31
HARRIS INTERACTIVE INC
filed 2006-05-10
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2006
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
(585) 272-8400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On May 5, 2006, 61,819,928 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,481	$13,118
Marketable securities	46,384	23,392
Accounts receivable, less provision for uncollectible accounts of $75 and $205 at March 31, 2006 and June 30, 2005, respectively	32,074	35,041
Unbilled receivables	7,102	9,949
Prepaid expenses and other current assets	5,741	4,610
Deferred tax assets	4,516	4,712

Total current assets	107,298	90,822

Property, plant and equipment, less accumulated depreciation of $29,181 and $26,706 at March 31, 2006 and June 30, 2005, respectively	10,885	12,528
Goodwill	103,414	101,287
Other intangibles, less accumulated amortization of $3,931 and $2,605 at March 31, 2006 and June 30, 2005, respectively	11,539	12,865
Deferred tax assets, less valuation allowance of $2,830 at March 31, 2006 and June 30, 2005	18,624	23,475
Other assets	1,451	1,385

Total assets	$253,211	$242,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	6,369	9,611
Accrued expenses	18,456	21,519
Deferred revenue	20,474	13,785

Total current liabilities	45,299	44,915

Deferred tax liabilities	2,847	3,171
Other long-term liabilities	2,978	1,783
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued at March 31, 2006 and June 30, 2005	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 61,817,220 shares issued at March 31, 2006 and 61,374,981 shares issued at June 30, 2005	62	61
Additional paid-in capital	224,620	221,032
Accumulated other comprehensive income	74	194
Accumulated deficit	(22,669)	(28,794)

Total stockholders’ equity	202,087	192,493

Total liabilities and stockholders’ equity	$253,211	$242,362

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue from services	$52,248	$50,858	$156,000	$142,772
Cost of services	24,501	24,469	75,406	67,142

Gross profit	27,747	26,389	80,594	75,630
Operating expenses:
Sales and marketing	5,124	5,287	14,957	14,860
General and administrative	16,790	16,995	50,107	48,187
Depreciation and amortization	1,726	1,954	5,447	5,362
Restructuring charges	—	1,055	—	1,055

Total operating expenses	23,640	25,291	70,511	69,464

Operating income	4,107	1,098	10,083	6,166
Interest and other income	396	176	865	547
Interest expense	(6)	(24)	(18)	(116)

Income from continuing operations before income taxes	4,497	1,250	10,930	6,597
Income tax expense	1,962	651	4,805	2,722

Income from continuing operations	2,535	599	6,125	3,875
(Loss) from discontinued operations	—	(3,277)	—	(3,443)

Net income (loss)	$2,535	$(2,678)	$6,125	$432

Basic net income (loss) per share (*):
Continuing operations	$0.04	$0.01	$0.10	$0.06
Discontinued operations	—	(0.05)	—	(0.06)

Basic net income (loss) per share	$0.04	$(0.04)	$0.10	$0.01

Diluted net income (loss) per share (*):
Continuing operations	$0.04	$0.01	$0.10	$0.06
Discontinued operations	—	(0.05)	—	(0.06)

Diluted net income (loss) per share	$0.04	$(0.04)	$0.10	$0.01

Weighted average shares outstanding — basic	61,676,223	61,237,999	61,524,940	60,248,777

Weighted average shares outstanding — diluted	61,934,203	61,817,643	61,612,197	61,044,281

(*)	Figures may not add due to rounding
The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the
	Nine Months Ended
	March 31,
		Revised (see
		Note 2)
	2006	2005
Cash flows from operating activities:
Net income	$6,125	$432
Adjustments to reconcile net income to net cash provided by operating activities —
Stock-based compensation	2,022	—
Depreciation and amortization	5,447	5,322
Restructuring charges	—	1,055
Less: Cash payments related to restructuring charges	(466)	(42)
Amortization of premium and discount on marketable securities	(7)	16
Impairment of goodwill attributable to discontinued operations	—	2,953
(Increase) decrease in assets, net of acquisition —
Accounts receivable	2,770	(186)
Unbilled receivables	2,800	(3,713)
Prepaid expenses and other current assets	(2,075)	(34)
Deferred taxes	4,723	1,887
Other assets	(69)	1,594
(Decrease) increase in liabilities, net of acquisition —
Accounts payable	(3,228)	1,529
Accrued expenses	(2,955)	289
Deferred revenue	6,805	3,121
Other long-term liabilities	(445)	639
Discontinued operations	—	409

Net cash provided by operating activities	21,447	15,271

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(20,767)
Purchases of marketable securities	(43,165)	(20,070)
Proceeds from maturities and sales of marketable securities	20,198	39,427
Capital expenditures	(1,646)	(8,334)
Acquisition of trademarks	—	(4,000)
Discontinued operations	—	(48)

Net cash (used in) investing activities	(24,613)	(13,792)

Cash flows from financing activities:
Repayments of outstanding notes	—	(6,076)
Issuance of common stock and exercise of stock options	1,580	3,172

Net cash provided by (used in) financing activities	1,580	(2,904)

Effect of exchange rate changes on cash and cash equivalents	(51)	141

Net (decrease) in cash and cash equivalents	(1,637)	(1,284)
Decrease in cash from discontinued operations	—	97

Cash and cash equivalents at beginning of period	13,118	12,511

Cash and cash equivalents at end of period	$11,481	$11,324

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows of the Company for the periods presented.
2. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2005 has been derived from the Audited Consolidated Financial Statements of the Company. Additionally, the Company has revised its Statement of Cash Flows for the nine months ended March 31, 2005 to separately disclose the operating and investing portions of the cash flows attributable to our discontinued operations. These amounts were previously reported on a combined basis.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Forms 10-K and Form 10-K/A for the fiscal year ended June 30, 2005, filed by the Company with the Securities and Exchange Commission on September 13, 2005 and September 22, 2005, respectively.
3. Net Income Per Share
     The following table presents the shares used in computing basic and diluted net income per share for the three and nine months ended March 31, 2006 and 2005. Unexercised stock options to purchase 3,055,187 and 3,699,520 shares, respectively, of the Company’s common stock for the three and nine months ended March 31, 2006, respectively, at weighted average prices per share of $7.39 and $6.98, respectively, were not included in the computations of diluted net income per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods. Unexercised stock options to purchase 3,517,729 and 2,913,366 shares of the Company’s common stock for the three and nine months ended March 31, 2005, at weighted average prices per share of $7.93 and $8.27, respectively, were not included in the computations of diluted net income per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted average outstanding common shares for basic net income per share	61,676,223	61,237,999	61,524,940	60,248,777
Dilutive effect of outstanding stock options	257,980	579,644	87,257	795,504

Outstanding common shares for diluted net income per share	61,934,203	61,817,643	61,612,197	61,044,281

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
     Prior to July 1, 2005, the Company accounted for stock-based awards in accordance with APB Opinion No. 25. For the three and nine months ended March 31, 2006, the Company recorded stock-based compensation expense for the cost of stock options issued under its Long Term Incentive Plan (“Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP, of $681 and $2,022, respectively. The Company’s expensing of stock options decreased both our basic and diluted net income per share by $0.01 and $0.03 for the three and nine months ended March 31, 2006, respectively. Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options are settled through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.
     At March 31, 2006, the Company has $202 in tax benefits related to the exercise of stock options that, because of the Company’s total net operating loss carryover of approximately $53,000, cannot be realized as they would not result in a reduction of the Company’s income taxes payable.
     Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP. The following table illustrates the effect on net income and net income per share for the three and nine months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure:

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2005	2005
Net income (loss), as reported	$(2,678)	$432
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of related tax effect	408	1,325

Pro-forma net (loss)	$(3,086)	$(893)

Basic net income (loss) per share:
As reported	$(0.04)	$0.01

Pro-forma	$(0.05)	$(0.01)

Diluted net income (loss) per share:
As reported	$(0.04)	$0.01

Pro-forma	$(0.05)	$(0.01)

     The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company has elected to use the “simplified method” as allowed by Staff Accounting Bulletin No. 107 for purposes of determining the expected life of options when granted. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders. The following weighted average assumptions were used to value options granted by the Company during the nine months ended March 31, 2006:

Risk-free interest rate	4.5%

Expected life (in years)	6.25

Volatility factor	81.0%

Dividend yield	—
Long-Term Incentive Plan
     The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years and expire after ten years from the date of grant or earlier, if in connection with termination of employment. The Company has registered a total of 7,250,000 shares of common stock for issuance under the Incentive Plan. 1,588,874 shares were unissued and available for grant at March 31, 2006 under the Incentive Plan.
     The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the nine months ended March 31, 2006:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(in 000’s)
Outstanding at July 1, 2005	5,928,222	$6.14
Granted	664,333	4.98
Expired	—	—
Forfeited	(187,951)	5.47
Exercised	(190,765)	2.37

Outstanding at March 31, 2006	6,213,839	$5.51	$(5,873)

Exercisable at March 31, 2006	2,714,492	$5.63	$(2,894)

     The weighted average fair value of options granted during the nine months ended March 31, 2006 was $3.63 per share. The total intrinsic value of options exercised during the nine months ended March 31, 2006 was $520.
     The following table summarizes stock option information at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life (in years)	Price	Options	Price
$0.47-0.47	164,000	1.6	$0.47	164,000	$0.47
1.26-2.42	609,440	5.9	2.23	546,732	2.21
3.00-4.98	1,885,099	8.0	4.24	449,738	3.88
5.00-6.38	1,481,800	9.1	5.58	291,008	6.21
6.56-8.96	1,903,500	8.2	7.68	1,093,014	7.84
11.00	170,000	3.9	11.00	170,000	11.00

Total	6,213,839			2,714,492

     As of March 31, 2006, there was $8,116 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 3.2 years.
     Employee Stock Purchase Plan
     The Company’s ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair market value at either the beginning or end of each six month offering period. The ESPP is considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July and January ESPP offerings is included in the Company’s stock-based compensation expense for the three and nine months ended March 31, 2006.
     The fair value of the July and January ESPP offerings was determined on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected life of the ESPP rights. The risk-free interest rate is based on the implied yield currently available at the time the ESPP rights were granted on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the ESPP rights when granted. The expected dividend yield is based the Company’s historical practice of electing not to pay dividends to its shareholders. The following weighted average assumptions were used to value ESPP rights for the July and January offerings:

Risk-free interest rate	3.9%
Expected life (in months)	6
Volatility factor	50.9%
Dividend yield	—

     The weighted average fair value for the Company’s ESPP rights was $1.02 for the July and January offerings.
5. Comprehensive Income
     The components of the Company’s total comprehensive income for the three months and the nine months ended March 31 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss), as reported	$2,535	$(2,678)	$6,125	$432
Foreign currency translation adjustments	171	(289)	(151)	413
Unrealized gain (loss) on marketable securities	22	(42)	31	32

Total comprehensive income (loss)	$2,728	$(3,009)	$6,005	$877

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue from services	$52,248	$50,858	$156,000	$156,509
Net income (loss)	2,535	(2,678)	6,125	735
Net income (loss) per share — basic	$0.04	$(0.04)	$0.10	$0.01
Net income (loss) per share — diluted	$0.04	$(0.04)	$0.10	$0.01
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

     The revenue from services and loss attributable to HI Japan and reported in discontinued operations were as follows for the three and nine months ended March 31, 2005:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
Revenue from services	$1,181	$4,442
(Loss) from discontinued operations	(3,277)	(3,443)
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
     The following table summarizes activity with respect to the restructuring charges for the nine months ended March 31, 2006:

		Lease
	Severance	Commitment	Total
Remaining reserve at July 1, 2005	$310	$179	$489
Cash payments during fiscal 2006	(289)	(177)	(466)

Remaining reserve at March 31, 2006	$21	$2	$23

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
     The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. Geographic operating income (loss) may not be consistent with measures used by other companies. Geographic information for the three and nine months ended March 31, 2006 and 2005 was as follows:

	U.S.	Europe	Asia	Total
Three months ended March 31, 2006:
Revenue from services	$42,429	$9,819	$—	$52,248
Operating income (loss)	4,659	(505)	(47)	4,107
Long-lived assets	8,167	2,714	4	10,885
Deferred tax assets, net of valuation allowance	22,786	215	139	23,140

Three months ended March 31, 2005:
Revenue from services	$39,093	$11,765	$—	$50,858
Operating income (loss)	2,472	(1,342)	(32)	1,098
Long-lived assets	9,794	3,172	4	12,970
Deferred tax assets, net of valuation allowance	30,731	192	50	30,973

	U.S.	Europe	Asia	Total
Nine months ended March 31, 2006:
Revenue from services	$123,208	$32,792	$—	$156,000
Operating income (loss)	10,090	176	(183)	10,083
Long-lived assets	8,167	2,714	4	10,885
Deferred tax assets, net of valuation allowance	22,786	215	139	23,140

Nine months ended March 31, 2005:
Revenue from services	$107,631	$34,619	$522	$142,772
Operating income (loss)	6,892	(604)	(122)	6,166
Long-lived assets	9,794	3,172	4	12,970
Deferred tax assets, net	30,731	192	50	30,973
10. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization are as follows:

	As of March 31, 2006		As of June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Contract-based intangibles	$1,750	$1,646	$1,750	$1,354
Internet respondent database	2,000	463	2,000	296
Customer relationships	7,230	1,273	7,230	689
Trade names	4,490	549	4,490	266

Total	$15,470	$3,931	$15,470	$2,605

	March 31,	March 31,
	2006	2005
Aggregate amortization expense:
For the three months ended	$407	$486

For the nine months ended	$1,326	$1,174

Estimated amortization expense:
For the year ending June 30, 2006	$1,734
For the year ending June 30, 2007	$1,274
For the year ending June 30, 2008	$1,155
For the year ending June 30, 2009	$1,155
For the year ending June 30, 2010	$1,143
For the year ending June 30, 2011	$1,121
     The Company’s intangible assets are being amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	9 years
Customer relationships	3 to 10 years
Trade names	2 to 20 years
11. Goodwill
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows:

Balance as of July 1, 2005	$101,287
First quarter goodwill adjustment	(47)
Second installment of Novatris contingent consideration – net profit target	534
First installment of Novatris contingent consideration – panel growth target	1,640

Balance as of March 31, 2006	$103,414

     The first quarter goodwill adjustment noted above is the result of a change in an estimated liability that was previously recorded during the third quarter of fiscal 2005 for costs associated with the exiting of leased office space in New York City that was assumed upon the acquisition of Wirthlin.
     At December 31, 2005, it became probable that Novatris had achieved, subject to receipt of final audited statutory financial statements, the net profit target established under the terms and conditions of the Share Purchase Agreement (the “Agreement”) between the Company, Harris Interactive International, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company, and Novatris. As a result, the Company recorded a liability of €452 (approximately $534 based on the December 31, 2005 Euro to U.S. Dollar conversion rate) and a corresponding adjustment to goodwill. At March 31, 2006, it became probable that Novatris will achieve the panel growth target under the Agreement. As a result, the Company recorded a liability of €1,351 (approximately $1,640 based on the March 31, 2006 Euro to U.S. Dollar conversion rate) and a corresponding adjustment to goodwill. Further financial information regarding our acquisition of Novatris can be found in Note 3, “Business Combinations,” to our Audited Consolidated Financial Statements included in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.
     No other adjustments to goodwill were recorded during the nine months ended March 31, 2006.
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
13. Commitments and Contingencies
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.
14. Recent Accounting Pronouncements
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
   SFAS No. 155
     In February 2006, the FASB released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt SFAS No. 155 and does not expect that it will have an impact on the Company’s Consolidated Financial Statements.
   FSP No. FAS 123(R)-4
     In February 2006, the FASB released FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). SFAS No. 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award. There was no material impact to the Company’s Consolidated Financial Statements as a result of applying this pronouncement.
   SFAS No. 156
     In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 and does not expect that it will have an impact on the Company’s Consolidated Financial Statements.
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
Overview
     Harris Interactive provides market research, polling and consulting services to a broad range of companies, non-profit organizations and governmental agencies. We generally provide traditional and Internet-based custom research services on a fixed fee basis in response to client-generated requests. In addition our Harris Interactive Service Bureau (“HISB”) performs Internet-based data collection for other market research firms.
     The first nine months of fiscal 2006 have been marked by several notable achievements along with some significant challenges including:
•	Total revenue increased 9% compared with the same prior year period.

•	While U.S. revenue grew 14% compared with the same prior year period, European revenue declined 5% compared with the first nine months of fiscal 2005.

•	Total Internet-based revenue grew 16% compared with the first nine months of fiscal 2005.

•	Operating margin was 6% for the first nine months of fiscal 2006, an improvement from 4% for the same prior year period.
     Revenue growth has been a key area of focus as we look to achieve and maintain double-digit organic revenue growth for fiscal 2007 and beyond. Maximizing the productivity of our professional staff and our sales and marketing efforts has been a key factor in achieving the total revenue growth and operating margin improvement noted above. Total U.S. revenue growth of 10% or more in our Healthcare, Financial Services, Emerging and General Markets, Technology and Telecom, Automotive and Product Solutions verticals contributed significantly to our overall revenue growth for the first nine months of fiscal 2006. The growth in these verticals is the result of a number of factors such as our continued focus on improving the productivity of our selling efforts through deep account penetration and in the case of Financial Services, participation in markets where we did not previously have a significant presence. While we are greatly encouraged by this growth, we also look forward to improved U.S revenue growth in the verticals where revenue declined on a year-over-year basis, specifically Government, HISB, Consumer Packaged Goods, Brand and Strategy and Marketing and Communications Research. Additionally, as noted above, revenue from Internet-based market research continues to grow as our clients continue to recognize and desire the inherent advantages online data collection provides such as real-time measurement, streaming video and virtual focus groups.
     Revenue in Europe has declined during the first nine months of fiscal 2006 compared with the same prior year period, due in large part to unfavorable foreign exchange rate differences, post-Wirthlin acquisition integration challenges and difficulty in recruiting sales personnel. While we are disappointed with the decline in European revenue, we will continue to invest time and money to improve our European operations since we believe that the growth opportunities there remain attractive. For example, according to the February 2006 edition of Inside Research, European spending on Internet-based research is expected to increase 34% in calendar year 2006. Specifically, we saw European Internet-based revenue as a percentage of total European revenue grow from 24% for the first nine months of fiscal 2005 to 29% for the first nine months of this fiscal year. We are encouraged by this growth trend and believe that it will continue. Now, we must focus on controlling costs while developing and maintaining client relationships that will yield the proper profit margins.
     As noted above, our strategies to improve operating margins are yielding results, and we are committed to continuing them during the remainder of fiscal 2006 and into fiscal 2007 and beyond. In fiscal 2006, we expect to achieve a 4 point improvement in our operating margins and achieve a high single digit run rate as we exit the fiscal year. We also believe that we can potentially achieve an additional four to five percentage points of operating margin improvement to reach a double-digit operating margin run rate as we exit fiscal 2007. The following strategies are critical for us to achieve these goals:
•	Improve our European operating margins – Since Europe accounts for approximately 20% of our total revenue, improving our operating margins there will have a significant impact. Generally, every five points of operating margin improvement in Europe translates into approximately one point of total operating margin improvement. Even though we have been focused on managing costs, streamlining processes and improving productivity throughout our European business, performance remains erratic. Europe achieved a 5% operating margin in Q1, a 1% operating margin in Q2, and a (5)% operating margin in Q3.

•	Improve our sales productivity through focus on deep account penetration – More than 100 of our client-facing employees have now completed sales training which emphasizes strategic selling and provides effective tools to help target and win the most profitable projects and building lasting client relationships. These strategies are now taking hold and helped us generate record-breaking sales bookings of $66.3 million in the fiscal quarter ended March 31, 2006.

•	Improve our utilization rates – As explained below in ‘Significant Factors Affecting Company Performance,’ utilization rate improvement can significantly impact our operating margins, since every three points of utilization improvement generally translates into approximately one point of operating margin improvement, assuming stable realization and pricing. Specifically, utilization has improved from 60% for the three months ended March 31, 2005 to 63% for the three months ended March 31, 2006. Our long-term target is to achieve and sustain a 65% utilization rate for the entire Company.

•	Increase our prices to match value – In August 2005, we implemented a rate card price increase for the first time in five years. On average, online data collection prices and professional services rates were both increased in varying amounts. The blended price increase for a full service research project increased between an average of 6-7%. To date, we have not experienced any significant negative reaction from our clients and will continue to assess opportunities to adjust our pricing relative to the value that we provide our clients.

•	Improve process efficiency – Over the last seven years, our research processes, excluding our data collection activities, have had to rapidly grow in both power and scale to meet our clients’ requirements for increased effectiveness in decreased time. As a result, while very potent, our research systems have become overly complex. We are now engaged in a major improvement process that will improve the velocity and efficiency of our global research process, resulting in faster throughput at lower cost. Also, during the quarter ended March 31, 2006, we created a unified global research operations organization to gain economies of scale, properly share resources and standardize our research process.
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
     There have been no significant changes during the nine months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005, except as noted below with respect to stock-based compensation.
   Stock-Based Compensation
     On July 1, 2005 we adopted the stock-based compensation expensing rules of SFAS No. 123(R), Share-Based Payment. Prior to July 1, 2005 we accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. For the three and nine months ended March 31, 2006, we recorded stock-based compensation expense of $0.7 million and $2.0 million, respectively. Our expensing of stock options decreased both basic and diluted net income per share by $0.01 and $0.03 for the three and nine months ended March 31, 2006, respectively. We have a nonqualified and incentive stock option plan that enables our key employees and directors to purchase shares of our common stock, as well as a compensatory employee stock purchase plan. We grant options to purchase our common stock at fair value as of the date of grant. Further financial information about stock-based compensation is included in Note 4, “Stock-Based Compensation,” to our Consolidated Financial Statements contained in this Form 10-Q.
Results of Operations
     The operations of Wirthlin have been fully integrated into ours and can no longer be tracked separately. References to the impact of Wirthlin in the discussion of continuing operations for the three and nine months ended March 31, 2006 are based upon our assumption that the impact of Wirthlin on our continuing operations has continued in a manner similar to the effect tracked by us in the quarter following the acquisition. In addition, the results of continuing operations for the three and nine months ended March 31, 2005 as presented and discussed herein do not include the results of our discontinued Japanese operations, which were sold in May 2005.
   Three Months Ended March 31, 2006 Versus Three Months Ended March 31, 2005
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2006	%	2005	%
Revenue from services	$52,248	100.0	$50,858	100.0
Cost of services	24,501	46.9	24,469	48.1

Gross profit	27,747	53.1	26,389	51.9
Operating expenses:
Sales and marketing	5,124	9.8	5,287	10.4

	2006	%	2005	%
General and administrative	16,790	32.1	16,995	33.4
Depreciation and amortization	1,726	3.3	1,954	3.8
Restructuring charges	—	—	1,055	2.1

Operating income	4,107	7.9	1,098	2.2
Interest and other income, net	390	0.7	152	0.3

Income from continuing operations before income taxes	4,497	8.6	1,250	2.5
Income tax expense	1,962	3.7	651	1.3

Income from continuing operations	2,535	4.9	599	1.2
(Loss) from discontinued operations	—	—	(3,277)	(6.4)

Net income (loss)	$2,535	4.9	$(2,678)	(5.3)

     Revenue from services. Total revenue increased by $1.4 million to $52.2 million for the three months ended March 31, 2006, an increase of 2.7% over the same prior year period. This increase in total revenue was impacted by several factors, as more fully described below.
     U.S. revenue increased by $3.3 million to $42.4 million for the three months ended March 31, 2006, an increase of 8.5% over the same prior year period. This increase in U.S. revenue was principally impacted by revenue growth in the following verticals:
•	Healthcare, as a result of our focus on improving the productivity of selling efforts in these markets through deep account penetration, as well as from the continued maturation of existing client relationships,

•	Emerging and General Markets, as a result of a strategic increase in our focus in these markets throughout the current fiscal year, and

•	Financial Services, as a result of our increased focus on this market using industry expertise gained through the Wirthlin acquisition.
Also, we believe that U.S. revenue has increased as a result of our continued focus on strategically expanding our U.S. client base by building long-term relationships with our clients in order to enhance our ability to obtain projects that are recurring in nature.
     Offsetting the growth in U.S. revenue as noted above were declines in revenue in the following verticals:
•	Brand and Strategy, as a result of its focus throughout this fiscal year on completing the process of post-Wirthlin acquisition integration,

•	Consumer Packaged Goods, as a result of turnover within its project and dedicated sales resource staffs, and

•	Marketing and Communications Research, as a result of certain client projects that occurred during the three months ended March 31, 2005 that did not re-occur during the third quarter of the current fiscal year.
     European revenue decreased by $1.9 million to $9.8 million for the three months ended March 31, 2006, a decrease of 16.5% over the same prior year period. The decline in European revenue was principally impacted by the following:
•	unfavorable impact of $0.8 million as a result of foreign exchange rate differences and the appreciation of the U.S. Dollar against the British Pound and the Euro,

•	challenges of post-Wirthlin acquisition integration, and

•	difficulty recruiting sales personnel.
     Revenue from Internet-based services was $31.2 million or 59.6% of total revenue for the three months ended March 31, 2006, compared with $28.9 million or 56.8% of total revenue for the same prior year period. On a geographic basis:
•	U.S Internet-based revenue increased to $28.0 million or 66.0% of total U.S. revenue for the three months ended March 31, 2006, compared with $25.8 million or 66.0% of total U.S. revenue for the same prior year period.

•	European Internet-based revenue increased to $3.2 million or 32.1% of total European revenue for the three months ended March 31, 2006, compared with $3.1 million or 26.0% of total European revenue for the same prior year period.
The percentage increase in revenue from Internet-based services as a percentage of total revenue was principally the result of the continued acceptance of Internet-based methods of collecting data in both the U.S. and Europe.
     Gross profit. Gross profit increased to $27.7 million or 53.1% of total revenue for the three months ended March 31, 2006, compared with $26.4 million or 51.9% of total revenue for the same prior year period, principally impacted by an approximately one point improvement in the direct purchases component of cost of services as a percentage of total revenue as a result of the mix of projects during the quarter and the pricing increases discussed in the ‘Overview’ section.
     Gross profit is directly affected by changes in the pricing and revenue mix of work performed and the cost components on each project (e.g. project personnel time, data processing and data collection) from one period to another. Additionally, gross profit reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense based upon the unbillable tasks on which the time is spent.
     Sales and marketing. Sales and marketing expense decreased to $5.1 million or 9.8% of total revenue for the three months ended March 31, 2006, compared with $5.3 million or 10.4% of total revenue for the same prior year period. The decrease in sales and marketing expense was principally impacted by the following:
•	our strategic focus on improving the productivity of our selling efforts as discussed earlier, and

•	unbillable project personnel time in support of sales and marketing efforts of approximately $2.0 million for the three months ended March 31, 2006, which remained stable compared with $2.0 million for the same prior year period.
     General and administrative. General and administrative expense decreased to $16.8 million or 32.1% of total revenue for the three months ended March 31, 2006, compared with $17.0 million or 33.4% of total revenue for the same prior year period. The decrease in general and administrative expense was principally impacted by the following:
•	$0.9 million decrease in salary expense from the same prior year period, principally as a result of continued cost containment actions focused on ensuring that headcount levels are appropriately aligned with the needs of the business,

•	$0.7 million in stock-based compensation expense recorded as a result of our adoption of SFAS No. 123(R) on July 1, 2005, while no such expense was recorded in the same prior year period, and

•	$0.3 million decrease in unbillable project personnel time included in general and administrative expense from $2.9 million for the three months ended March 31, 2005 to $2.6 million for the three months ended March 31, 2006 as a result of improved utilization rates.
     Depreciation and amortization. Depreciation and amortization was $1.7 million or 3.3% of total revenue for the three months ended March 31, 2006, compared with $2.0 million or 3.8% of total revenue for the same prior year period. The decrease in depreciation and amortization expense was principally impacted by fixed and intangible assets that became fully depreciated or amortized during the course of fiscal 2006 and a lower rate of capital spending throughout fiscal 2006 compared with fiscal 2005.
     Restructuring charges. We did not incur any restructuring charges during the three months ended March 31, 2006. During the third quarter of fiscal 2005, we recorded restructuring charges of approximately $1.1 million. Management developed a formal plan that included a reduction in staff of both our U.S. and European operations. Restructuring charges incurred during the quarter ended March 31, 2005 were comprised of the following:
•	$0.8 million associated with the reduction in staff, and

•	$0.2 million reserve for lease commitments related to office space in London that we determined was no longer needed as a result of the aforementioned reduction in staff, along with the integration of our European operations with those of Wirthlin.
     Interest and other income, net. Net interest and other income was $0.4 million or 0.7% of total revenue for the three months ended March 31, 2006, compared with $0.2 million or 0.3% of total revenue for the same prior year period. The increase in net interest and other income as a percentage of total revenue was principally impacted by the following:
•	an increase in cash, cash equivalents and marketable securities from $34.6 million at March 31, 2005 to $57.9 million at March 31, 2006, and

•	improved rates of return compared with those of the same prior year period.
     Income taxes. We recorded a provision for income taxes of $2.0 million or 3.7% of total revenue for the three months ended March 31, 2006, compared with a provision for income taxes of $0.7 million or 1.3% of total revenue for the same prior year period. Our effective tax rate for the three months ended March 31, 2006 was 43.6%, compared with 52.1% for the same prior year period.
     Our effective tax rate for the three months ended March 31, 2006 was principally impacted by our adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time. Approximately 48% of the stock-based compensation expense recorded during the three months ended March 31, 2006 related to either incentive stock options or, to a lesser extent, nonqualified stock options issued to employees outside of the United States. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference and thus increases our effective tax rate accordingly.
     Our effective tax rate for the three months ended March 31, 2005 was principally impacted by an income tax benefit recorded as a result of an anticipated full year loss from our European operations, primarily as a result of the impact of $0.6 million of the restructuring charges discussed above which directly related to our European operations. Specifically, the tax benefit recorded increased our overall effective rate due to the lower European tax rate of 30%.
     Due to our net operating loss carryforwards of approximately $53 million, income tax expense will principally be a non-cash item throughout the remainder of fiscal 2006 and into the foreseeable future.
Nine Months Ended March 31, 2006 Versus Nine Months Ended March 31, 2005
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the periods presented:

	2006	%	2005	%
Revenue from services	$156,000	100.0	$142,772	100.0
Cost of services	75,406	48.3	67,142	47.0

Gross profit	80,594	51.7	75,630	53.0
Operating expenses:
Sales and marketing	14,957	9.6	14,860	10.4
General and administrative	50,107	32.1	48,187	33.8
Depreciation and amortization	5,447	3.5	5,362	3.8
Restructuring charges	—	—	1,055	0.7

Operating income	10,083	6.5	6,166	4.3
Interest and other income, net	847	0.5	431	0.3

Income from continuing operations before income taxes	10,930	7.0	6,597	4.6
Income tax expense	4,805	3.1	2,722	1.9

Income from continuing operations	6,125	3.9	3,875	2.7
(Loss) from discontinued operations	—	—	(3,443)	(2.4)

Net income (loss)	$6,125	3.9	$432	0.3

     Revenue from services. Total revenue increased by $13.2 million to $156.0 million for the nine months ended March 31, 2006, an increase of 9.3% over the same prior year period. This increase in total revenue was due in part to our September 2004 acquisition of Wirthlin along with additional factors more fully described below.
     U.S. revenue increased by $15.6 million to $123.2 million for the nine months ended March 31, 2006, an increase of 14.5% over the same prior year period. This increase in U.S. revenue was principally impacted by revenue growth in the following verticals:

•	Healthcare, as a result of our focus on improving the productivity of selling efforts in these markets through deep account penetration, as well as from the continued maturation of existing client relationships,

•	Financial Services, as a result of our increased focus on this market using industry expertise gained through the Wirthlin acquisition, and

•	Emerging and General Markets, as a result of a strategic increase in our focus in these markets throughout the current fiscal year.
Also, we believe that U.S. revenue has increased as a result of our continued focus on strategically expanding our U.S. client base by building long-term relationships with our clients in order to enhance our ability to obtain projects that are recurring in nature.
     Offsetting the growth in U.S. revenue as noted above were declines in revenue in the following verticals:
•	Government, as a result of reconstitution of the internal organizational structure of the group and redefinition of its approach within this market over the first nine months of fiscal 2006,

•	HISB, as a result of longer lead time on projects, and

•	Consumer Packaged Goods, as a result of turnover within its project and dedicated sales resource staffs.
     European revenue decreased by $1.8 million to $32.8 million for the nine months ended March 31, 2006, a decrease of 5.3% from the same prior year period. The decline in European revenue was principally impacted by the following:
•	unfavorable impact of $1.7 million as a result of foreign exchange rate differences and the appreciation of the U.S. Dollar against the British Pound and the Euro,

•	challenges of post-Wirthlin acquisition integration, and

•	difficulty recruiting sales personnel.
     Revenue from Internet-based services was $91.5 million or 58.7% of total revenue for the nine months ended March 31, 2006, compared with $78.8 million or 55.2% of total revenue for the same prior year period. On a geographic basis:
•	U.S Internet-based revenue increased to $82.0 million or 66.6% of total U.S. revenue for the nine months ended March 31, 2006, compared with $70.6 million or 65.6% of total U.S. revenue for the same prior year period.

•	European Internet-based revenue increased to $9.5 million or 29.1% of total European revenue for the nine months ended March 31, 2006, compared with $8.1 million or 23.5% of total European revenue for the same prior year period.
The percentage increase in revenue from Internet-based services as a percentage of total revenue is principally the result of the continued acceptance of Internet-based methods of collecting data in both the U.S. and Europe.
     Gross profit. Gross profit of $80.6 million or 51.7% of total revenue for the nine months ended March 31, 2006, compared with $75.6 million or 53.0% of total revenue for the same prior year period. Gross profit was principally impacted by an approximately one point increase in the direct purchases component of cost of services as a percentage of total revenue as a result of the mix of projects for the first nine months of fiscal 2006 compared with the same prior year period.
     Gross profit is directly affected by changes in the pricing and revenue mix of work performed and the cost components on each project (e.g. project personnel time, data processing and data collection) from one period to another. Additionally, gross profit reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense based upon the unbillable tasks on which the time is spent.
     Sales and marketing. Sales and marketing expense was essentially flat at $15.0 million or 9.6% of total revenue for the nine months ended March 31, 2006, compared with $14.9 million or 10.4% of total revenue for the same prior year period. The dollar increase and decrease in sales and marketing expense as a percentage of total revenue were principally impacted by the following:
•	our strategic focus on improving the productivity of our selling efforts as discussed earlier, and

•	a slight increase in unbillable project personnel time in support of sales and marketing efforts from approximately $5.7 million for the three months ended March 31, 2005 to $5.9 million for the three months ended March 31, 2006.
     General and administrative. General and administrative expense increased to $50.1 million or 32.1% of total revenue for the nine months ended March 31, 2006, compared with $48.2 million or 33.8% of total revenue for the same prior year period. The dollar increase and decrease in general and administrative expense as a percentage of total revenue were principally impacted by the following:
•	$2.0 million in stock-based compensation expense was recorded for the nine months ended March 31, 2006 as a result of our adoption of SFAS No. 123(R) on July 1, 2005, while no such expense was recorded in the same prior year period,

•	$0.9 million increase in employee benefit costs, principally as a result of year-over-year rate increases,

•	$0.6 million increase in unbillable project personnel time from approximately $7.9 million for the three months ended March 31, 2005 to approximately $8.5 million for the three months ended March 31, 2006 as a result of improved utilization rates,

•	$0.7 million decrease in salary expense from the same prior year period, principally as a result of continued cost containment actions focused on ensuring that headcount levels are appropriately aligned with the needs of the business, and

•	$0.4 million decrease in travel expense from the same prior year period, principally driven by increased travel following the Wirthlin acquisition in fiscal 2005 for purposes of post-acquisition integration.
     Depreciation and amortization. Depreciation and amortization was essentially flat at $5.4 million or 3.5% of total revenue for the nine months ended March 31, 2006, compared with $5.4 million or 3.8% of total revenue for the same prior year period.
     Restructuring charges. We did not incur any restructuring charges during the nine months ended March 31, 2006. During the third quarter of fiscal 2005, we recorded restructuring charges of approximately $1.1 million. Management developed a formal plan that included a reduction in staff of both our U.S. and European operations. Costs incurred during the quarter ended March 31, 2005 were comprised of the following:
•	$0.8 million associated with the reduction in staff, and

•	$0.2 million reserve for lease commitments related to office space in London that we determined was no longer needed as a result of the aforementioned reduction in staff, along with the integration of our European operations with those of Wirthlin.
     Interest and other income, net. Net interest and other income was $0.8 million or 0.5% of total revenue for the nine months ended March 31, 2006, compared with $0.4 million or 0.3% of total revenue for the same prior year period. The increase in net interest and other income was principally impacted by the following:
•	an increase in cash, cash equivalents and marketable securities from $34.6 million at March 31, 2005 to $57.9 million at March 31, 2006, and

•	improved rates of return compared with those of the same prior year period.
     Income taxes. We recorded a provision for income taxes of $4.8 million or 3.1% of total revenue for the nine months ended March 31, 2006, compared with a provision for income taxes of $2.7 million or 1.9% of total revenue for the same prior year period. Our effective tax rate for the nine months ended March 31, 2006 was 44.0%, compared with 41.3% for the same prior year period.

     The increase in our effective tax rate was principally impacted by our adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time. Approximately 52% of the stock-based compensation expense recorded during the nine months ended March 31, 2006 related to either incentive stock options or, to a lesser extent, nonqualified stock options issued to employees outside of the United States. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference and thus increases our effective tax rate accordingly.
     Due to our net operating loss carryforwards of approximately $53 million, income tax expense will principally be a non-cash item throughout fiscal 2006 and into the foreseeable future.
Significant Factors Affecting Company Performance
     Our Research Methodology
     We believe that our extensive experience in conducting online and multi-mode research is a large competitive advantage. In order to create and perfect our online research platform, we have conducted more than 600 “research on online research” experiments and completed more than 61 million online surveys.
     Accuracy is critical to all research we perform. Though highly sought after by market research buyers, accuracy is very difficult for market research suppliers to prove. One proof of accuracy is predicting an election. You are either right or wrong. For example, in 2000 we achieved over 95% accuracy in correctly predicting the outcomes of 69 out of 73 political races, including the U.S. presidential election, which we called “a statistical dead heat.” An independent analysis conducted by The Research Business Report in November 2000 found that our average predicted Bush percentage and average predicted Gore percentage was twice as accurate as the most accurate estimates of our general telephone polling competition.
     Another proof is correctly reproducing the results of a tracking study after changing the mode of data collection. We have consistently been able to accurately reproduce the results of long-running tracking studies (trackers) after switching them from telephone-based data collection to the Internet. Our ability to do this gives us a significant competitive advantage.
     Our customers now widely recognize our accuracy and are willing to pay us for it. One of our clients called it thick ice - her terminology for the confidence she gains by hiring Harris Interactive when the results absolutely, positively have to be correct.
     Our reputation for conducting accurate and complex research, along with strategic acquisitions, has contributed to our ability to increase market share and grow faster than our competitors. In September 2005, Inside Research named us as the world’s fastest-growing market research firm for the second consecutive year (see chart below).

     Accurate research is a major factor in achieving customer satisfaction. Satisfied customers tend to be repeat customers and we believe are often unlikely to even consider switching to a competitor. As of March 31, 2006, we had a worldwide overall satisfaction rating of 8.7 and a willingness to recommend rating of 8.9, both on a ten point scale.
   Our Scalable Technology Infrastructure
     Our scalable technology infrastructure was designed to easily and inexpensively grow as our business expands. We can conduct surveys 24/7/365 from a single location and can send one million personalized e-mail invites per hour. Additionally, we can process 240,000 five-minute incoming surveys per hour and 20,000 surveys simultaneously.
     Our proprietary survey dispatcher system acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers. It also ensures that a respondent will not receive a “sorry-the system is busy” notice and gathers real-time statistics such as survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns.
   Our Panel
     We believe that our global Internet panel of more than six million double opted-in respondents is the world’s largest for conducting online survey work. While this size enables us to comfortably meet current demand, we continually recruit new respondents into our panel to replace those who have dropped out, fill in missing demographics or satisfy particular client needs.
     We currently have over 30 specialty sub-panels made up of low-incidence individuals such as IT consumer or business decision makers or those suffering from a chronic illness. The opinions of the members of these panels are in high demand and they continue to drive high margin revenue growth for us.
     We continually expend considerable time and energy to improve the respondent experience. Our systems are powerful and highly reliable which minimizes delays or rejections. We reward our panelists through our points and sweepstakes programs, protect their privacy vigilantly and minimize carefully manage the frequency of survey invitation requests.
     For more information regarding our panel, please refer to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.
   Our Revenue Mix and Gross Profitability
     We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects contain three specific phases as outlined in the chart below. Generally the costs of a project are spread evenly across those three phases.

*Other modes (mail, door to door, intercept, etc.) have different advantages/disadvantages
     Internet-based data collection has certain fixed costs relating to data collection, panel incentives and database development and maintenance. When the volume of Internet-based work reaches the point where fixed costs are absorbed, increases in Internet-based revenue tend to increase profitability, assuming that project professional service components and pricing are comparable and operating expenses are properly managed.
     Projects designated as Internet-based may have traditional data collection components, particularly in multi-country studies where Internet databases are not fully developed. That traditional data collection component will tend to decrease the profitability of the project. Profitability is also decreased by direct costs of outsourcing (programming and telephone data collection) and incentive pass-through costs.
     For further information regarding Internet-based revenue for the quarter ended March 31, 2006 and the last four fiscal quarters, please see the table below.
   Our Ability to Measure Our Performance
     During the first half of fiscal 2006, we began publicly reporting certain key operating metrics, specifically sales bookings, ending sales backlog, billable full-time equivalents, utilization and days of sales outstanding. Each of these key operating metrics enables us to measure the current and forecasted performance of our business relative to historical trends and promote a management culture that focuses on accountability. We believe that this ultimately leads to increased productivity and more effective and efficient use of our human and capital resources.
     Key operating metrics for the quarter ended March 31, 2006 and the last four fiscal quarters were as follows:

	Q3 FY2005	Q4 FY2005	Q1 FY2006	Q2 FY2006	Q3 FY2006
Internet Revenue (% of total revenue)	57%	56%	57%	59%	60%
US Internet Revenue (% of US revenue)	66%	64%	67%	67%	66%
European Internet Revenue (% of European revenue)	26%	29%	27%	28%	32%
Cash & Marketable Securities	$34.6 million	$36.5 million	$37.4 million	$48.0 million	$57.9 million
Sales Bookings	$59.9 million	$47.8 million	$44.9 million	$59.5 million	$66.3 million
Ending Sales Backlog	$62.9 million	$56.5 million	$52.5 million	$57.2 million	$71.2 million
Billable Full Time Equivalents (FTEs)	755	729	749	734	721
Days Sales Outstanding (DSO)	46 days	52 days	53 days	44 days	32 days
Utilization	60%	61%	56%	64%	63%
     Additional information regarding each of the key operating metrics noted above is as follows:
     Sales Bookings are defined as the contract value of revenue-generating projects that are anticipated to take place during the next four fiscal quarters for which a firm client commitment was received during the current period, less any adjustments during the current period to prior period sales bookings due to contract value adjustments or project cancellations.
     Sales bookings for the quarter ended March 31, 2006 represented a 10.7% increase compared with sales bookings for the quarter ended March 31, 2005. We believe that this increase in sales bookings is a strong indicator that our strategic initiative to improve sales productivity through deep account penetration continues to pay dividends for us.
     Tracking sales bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we are also mindful that sales bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New sales bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported.
     Ending Sales Backlog is defined as prior period ending sales backlog plus current period sales bookings, less revenue recognized on outstanding projects as of the end of the period.
     Ending sales backlog helps us to manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Generally, projects included in ending sales backlog at the end of a fiscal period will convert to revenue from services during the following twelve months.
     Ending sales backlog for the quarter ended March 31, 2006 represented a 13.2% increase compared with ending sales backlog for the quarter ended March 31, 2005. We believe that this increase is also a strong indicator of the success of our strategic initiative to improve our sales productivity through deep account penetration.
     Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent a monthly average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization.
     Billiable FTE’s for the quarter ended March 31, 2006 represented a 4.5% decrease when compared with the same prior year period. This decrease is directly related to the pricing increases discussed earlier, which has resulted in improved rate realization.
     Days of Sales Outstanding (DSO) is calculated as accounts receivable as of the end of the applicable period (including unbilled receivables less deferred revenue) divided by our daily revenue (total revenue for the period divided by the number of calendar days in the period).
     Measuring DSO allows us to minimize our investment in working capital, measure the effectiveness of our collection efforts and helps forecast cash flow. Generally, a lower DSO measure equates to more efficient use of working capital.
     DSO for the quarter ended March 31, 2006 represented a 30.4% improvement compared with DSO for the quarter ended March 31, 2005. This improvement is the result of our continued focus on ensuring that our collection efforts are effective and is also a key driver of the 67.1% increase in our cash and marketable securities at March 31, 2006 when compared with March 31, 2005.
     Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.
     Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Generally, we believe that every three point improvement in utilization results in a one point improvement in our operating margin, assuming stable realization rates and pricing.
     Utilization for the quarter ended March 31, 2006 was 63% compared with 60% for the same prior year period. This improvement is the result of our continued focus on minimizing unbillable professional staff time.
Liquidity and Capital Resources
     Net cash provided by operating activities was $21.4 million for the nine months ended March 31, 2006, compared with $15.3 million for the same prior year period. The increase in cash provided by operating activities, net of non-cash items such as stock-based compensation expense, depreciation, and amortization when compared with the same prior year period, was principally the result of increased net income.
     Net cash used in investing activities was $24.6 million for the nine months ended March 31, 2006, compared with $13.8 million for the same prior year period. Net cash used in investing activities included $23.0 million in net cash used in purchases of marketable securities, as well as $1.7 million in capital expenditures during the nine months ended March 31, 2006. For the same prior year period, cash used in investing activities included $20.8 million in net cash paid in connection with the acquisition of Wirthlin, offset by $19.4 million in net cash proceeds from the maturities and sales of marketable securities, $15.4 million of which were used to pay for the acquisition. The same prior year period also included $8.3 million in capital expenditures and $4.0 million in connection with the acquisition of trademarks.
     Net cash provided by financing activities was $1.6 million for the nine months ended March 31, 2006, compared with $2.9 million in net cash used in financing activities for the same prior year period. For the nine months ended March 31, 2006, all cash provided by financing activities was from the issuance of common stock and exercise of stock options. For the same prior year period, net cash used in financing activities included $6.1 million in repayments of outstanding notes, offset by $3.2 million in proceeds from the issuance of common stock and exercise of stock options.

     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services, our promotional activities and our acquisition activities. During the next three months, our capital expenditures are not expected to exceed $2.0 million. We believe that cash generated from our operations and the cash and marketable securities we currently hold at March 31, 2006 are sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
     In order to continue to generate revenue, we must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as customer relationships and work for continuing customers change and will likely have to continue to do so in the future. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.
     At March 31, 2006, we had, and continue to maintain, a line of credit with a commercial bank that provides borrowing availability up to $10.0 million, at the prime interest rate (7.8% at March 31, 2006). Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at March 31, 2006, but there were letters of credit outstanding of approximately $4.0 million, which correspondingly reduce availability under the line of credit. Among them is a letter of credit for €3.1 million (approximately $3.8 million based on the March 31, 2006 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended March 31, 2004. This letter of credit reduces our borrowing capacity against the $10.0 million line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
     At March 31, 2006 and June 30, 2005, we did not have any transactions, agreements or other contractual arrangements with any entity unconsolidated with us constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the nine months ended March 31, 2006 to our contractual obligations as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005.
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
     SFAS No. 155
     In February 2006, the FASB released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We will adopt SFAS No. 155 and do not expect that it will have an impact on our Consolidated Financial Statements.
     FSP No. FAS 123(R)-4
     In February 2006, the FASB released FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). SFAS No. 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award. There was no material impact to our Consolidated Financial Statements as a result of applying this pronouncement.
     SFAS No. 156
     In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 and do not expect that it will have an impact on our Consolidated Financial Statements.
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
     Consolidation within the industry may result in some of our competitors acquiring Internet data collection capabilities through mergers and acquisitions. Such consolidation may result in a loss of business to our service bureau. In addition, many other companies have, or are developing, large Internet databases of individuals with whom they can communicate via the Internet. Such companies may themselves, or in arrangements with other market research firms, choose to provide competitive data collection services. As others increase their ability to offer Internet-based data collection services, and as our competitors develop alternative products, we may come under increasing pressures in selling and pricing our products and services.
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
     We could be subject to liability claims by our online panelists for any misuse of personal information. These claims could result in costly litigation. In addition, the Federal Trade Commission (“FTC”) and other domestic and international agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated by the FTC or another governmental body.
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
     Any future legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. For example:
•	In February 1999, the Federal Communications Commission issued a declaratory ruling interpreting the Telecommunications Act of 1996 to allow local exchange carriers to receive reciprocal compensation for traffic delivered to information service providers, particularly Internet service providers, on the basis that traffic bound for ISP’s is largely interstate. As a result of this ruling, the costs of transmitting data over the Internet could increase.

•	A significant majority of U.S. state legislatures have enacted laws regulating the distribution of unsolicited email. Such laws could force changes in the manner in which we are able to recruit and communicate with panelists.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted. CAN-SPAM imposes a number of restrictions and requirements related to commercial communications over the Internet. CAN-SPAM also gives more legal ammunition for ISP’s to take spammers to court, allows the FTC to impose fines and gives state

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
     We have in the past and may in the future acquire or make investments in complementary businesses, services, products or technologies. If we choose not to pursue acquisitions, are unable to identify suitable acquisition candidates or unable to acquire them at reasonable prices and/or on reasonable terms, our rate of growth may slow.
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
     We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial position, results of operations and cash flows. Therefore, we have not entered into any arrangements that involve derivative financial instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude our adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, we will continue to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.

Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A — Risk Factors
     There have been no material changes to the risk factors that we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed by us with the Securities and Exchange Commission on September 22, 2005. However, for ease of reference, the risk factors that we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 are included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 76,000 shares of our common stock during the three months ended March 31, 2006, upon the exercise of options granted under our 1997 stock option plan for an aggregate cash consideration of $216,724. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted in accordance with Rule 701(b).
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     On May 3, 2006, our Board of Directors approved a share repurchase program. Under the repurchase program, up to $25,000,000 may be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the next twelve months. Purchases may be made in the open market or in any private transaction, and in accordance with applicable laws, rules, and regulations. We will base our decisions on amounts of repurchases and their timing on such factors as the stock price, availability, and general economic and market conditions.

Item 6 — Exhibits

10.1*	Employment Agreement between the Company and Ronald E. Salluzzo dated as of February 16, 2006 (filed as Exhibit 10.1 to Form 8-K filed February 17, 2006 and incorporated herein by reference).

10.2*	Form of Non-Qualified Stock Option Agreement between the Company and Ronald E. Salluzzo dated as of March 6, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 17, 2006 and incorporated herein by reference).

10.3*	Employment Agreement between the Company and David B. Vaden dated as of April 3, 2006 (filed as Exhibit 10.3 to Form 8-K filed April 7, 2006 and incorporated herein by reference).

10.4*	Amendment to Employment Agreement between the Company and Frank J. Connolly, Jr. dated as of April 28, 2006.

10.5	Trade Mark Assignment Agreement by and between the Company and Taylor-Nelson Sofres Plc, dated as of January 31, 2006 (filed as Exhibit 10.1 to Form 8-K filed February 2, 2006 and incorporated herein by reference).

10.6	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to Form 8-K filed May 9, 2006 and incorporated herein by reference).

10.7	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.2 to Form 8-K filed May 9, 2006 and incorporated herein by reference).

10.8	Form of Restricted Stock Agreement for Employees.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2006	Harris Interactive Inc.

	By:	/s/ RONALD E. SALLUZZO

Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
(On Behalf of the Registrant and as
Principal Financial Officer)

Exhibit Index

10.1*	Employment Agreement between the Company and Ronald E. Salluzzo dated as of February 16, 2006 (filed as Exhibit 10.1 to Form 8-K filed February 17, 2006 and incorporated herein by reference).

10.2*	Form of Non-Qualified Stock Option Agreement between the Company and Ronald E. Salluzzo dated as of March 6, 2006 (filed as Exhibit 10.2 to Form 8-K filed February 17, 2006 and incorporated herein by reference).

10.3*	Employment Agreement between the Company and David B. Vaden dated as of April 3, 2006 (filed as Exhibit 10.3 to Form 8-K filed April 7, 2006 and incorporated herein by reference).

10.4*	Amendment to Employment Agreement between the Company and Frank J. Connolly, Jr. dated as of April 28, 2006.

10.5	Trade Mark Assignment Agreement by and between the Company and Taylor-Nelson Sofres Plc, dated as of January 31, 2006 (filed as Exhibit 10.1 to Form 8-K filed February 2, 2006 and incorporated herein by reference).

10.6	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to Form 8-K filed May 9, 2006 and incorporated herein by reference).

10.7	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.2 to Form 8-K filed May 9, 2006 and incorporated herein by reference).

10.8	Form of Restricted Stock Agreement for Employees.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement