Form 10-K
period 2006-06-30
HARRIS INTERACTIVE INC
filed 2006-09-13
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	16-1538028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
135 Corporate Woods, Rochester, New York (Address of principal executive offices)	14623 (zip code)
Registrant’s telephone number, including area code:
(585) 272-8400
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.001 per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
NONE
      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS pursuant to Rule 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      INDICATE BY CHECKMARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON- ACCELERATED FILER. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      INDICATE BY CHECKMARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 31, 2005, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $245,291,302.
      On September 8, 2006, 58,837,916 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on November 1, 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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
      References herein to “we,” “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise. Harris Interactive® and The Harris Poll® are U.S. registered trademarks of Harris Interactive Inc. This Form 10-K may also include other trademarks, trade names and service marks of Harris Interactive and of other parties.
Corporate Overview
      Harris Interactive began in 1975 in upstate New York as the Gordon S. Black Corporation, however, its roots date back to the founding of Louis Harris & Associates in New York City in 1956. Today, Harris Interactive is an international full-service, consultative market research firm widely known for The Harris Poll (one of the world’s longest-running, independent opinion polls) and for pioneering online market research methods. Harris Interactive serves clients worldwide through its offices in the United States, Europe and Asia and through a global network of independent market research firms. The Harris Interactive Service Bureau (“HISB”) provides other market research firms with mixed-mode data collection and panel development services as well as syndicated and tracking research consultation.
      In June 2006, the market research industry analysts at Inside Research named Harris Interactive the 12th largest U.S. market research organization (down from 11th in 2005), and in August, 2006, we were named the world’s 12th largest market research firm. In September 2006, Inside Research named us the world’s fastest-growing market research firm for the third consecutive year.
      Our corporate headquarters are located in Rochester, New York, and our fiscal year ends June 30th.
Mergers, Acquisitions and Sale of Business
      The Gordon S. Black Corporation was founded in 1975 as a New York corporation. We acquired Louis Harris and Associates in 1996. We re-incorporated in Delaware in 1997, and in 1999 changed our name to Harris Interactive Inc. In February 2001, we acquired the custom research division of Yankelovich Partners, Inc., headquartered in Norwalk, Connecticut. In August 2001, we acquired all of the issued and outstanding stock of Market Research Solutions Limited, a privately owned U.K. company headquartered in Oxford, England. In September 2001, we acquired all of the issued and outstanding stock of M&A Create Limited, a privately-owned company headquartered in Tokyo, Japan. In November 2001, we acquired all of the issued and outstanding shares of common stock of Total Research Corporation, a Delaware corporation headquartered in Princeton, New Jersey, and in March 2004, we acquired all of the issued and outstanding shares of Novatris, S.A. (“Novatris”), a share corporation organized and existing under the laws of France. In September 2004, we acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately held firm headquartered in Reston, Virginia.
      In May 2005, we completed the sale of our Japanese subsidiaries: M&A Create Limited, Adams Communications Limited and Harris Interactive Japan, K.K.
Business Overview
      Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research and polling services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
      We serve clients in numerous vertical markets including:

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
      In addition, we maintain a number of horizontally-focused strategic research groups that collaborate with our sales and vertical practice teams to deliver solutions in the following areas:

•	Brand & Strategy Research,

•	Customer Satisfaction and Loyalty Research, and

•	Marketing Communications (Advertising) Research.
      We also conduct computer-assisted telephone interviewing in telephone data collection centers in Orem, Utah, as well as Brentford, Maidenhead and Hazel Grove, United Kingdom. In addition to these dedicated facilities, we outsource telephone data collection and survey programming to contracted sources in countries such as Canada, India and Costa Rica.
      We deliver custom research using both traditional and Internet-based data collection methods. The majority of our multi-client, tracking and service bureau research is conducted via the Internet. We continue to work aggressively to transition traditional custom research to Internet-based research.
      During fiscal 2006, 58.1% of our total revenue was derived from Internet-based research, up from 55.5% in fiscal 2005. We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online.
      Our Internet panel currently consists of over six million individuals — all of whom have double opted-in to participate by affirmatively reconfirming an intent to join the panel after initial registration. Based upon publicly reported competitor panel sizes, the number of online surveys we have completed and the amount of revenue we derive from online research, we believe that Harris Interactive leads the worldwide Internet-based market research industry.

The Worldwide Market for Online Research
      This industry segment is already significant and is growing. Industry analysts estimate that the current potential worldwide opportunity for online survey research is between $8 and $9 billion. In its March 2006 edition, Inside Research estimated that less than $2 billion was spent to conduct online survey research in calendar 2005, up from $1.5 billion in calendar 2004 but leaving a $6 to $7 billion market opportunity.
      We believe that the transition from traditional data collection methods to online methods is inevitable because Internet-based market research has a number of inherent advantages that make it a true replacement technology:

•	Speed — Internet surveys can be completed in as little as five days, as opposed to three weeks for an average mail survey and approximately two weeks for an average random-digit-dial telephone survey.

•	Value — Internet-based market research can provide larger and more robust sample sizes than telephone-based research for the same cost, or the same sample size can be gathered online at a lower cost.

•	Versatility — Motion and still pictures, graphics, advertising copy, and websites can be securely viewed right on the desktop. Images and sound can be combined to maintain interest and enhance the respondent experience. Internet-based methodology allows surveys to be created on demand, with content and sequencing modified as panelists respond.

•	Innovation — Online research techniques, such as bulletin board style focus groups and rapid qualitative/quantitative ad concept testing, that were never possible before are now performed regularly. As our (and our clients’) knowledge of online research grows, our repertoire of more powerful research tools will continue to expand.

•	Accuracy — Our propensity weighting techniques have repeatedly produced results that are as accurate or more accurate than telephone-based research.

•	Honesty — Our experience indicates that respondent’s online answers to questions of a more personal nature such as income, health condition, sexual behavior and political affiliation/opinion tend to be answered more openly, honestly and in greater detail than those collected via telephone-based research.

•	Convenience — Online research is conducted on the respondent’s schedule, not the telephone researcher’s schedule. Web-based questionnaires may be completed at home, at work, or anywhere a respondent has Internet access, 24/7/365.

•	Productivity — Because online panelists can read faster than they can listen, more questions can be asked (and answered) in the same amount of time. Participants in online qualitative sessions type their own transcripts, which can be immediately reviewed and analyzed.
Our Products and Services

Custom Research
      We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design. Initial meetings are conducted with the client to clearly define the objectives and reasons for the study, which ensures that the data collected will meet the client’s needs. Based on the requirements, we then determine the proper research procedure (such as a mail, telephone or Internet survey, focus group meetings or personal interviews), identify the population to be surveyed, and design the survey questionnaire or focus group protocol.

•	Data Collection. Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, by holding focus group meetings or any combination of the above. Quality procedures are intended to ensure that surveys are returned and the correct number of interviews are completed.

•	Weighting, Analysis and Reporting. We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

      Our proprietary sample design and questionnaire development techniques are intended to ensure that complete and accurate information is collected, and that this data will satisfy the specific inquiries of our clients. We have developed in-depth data collection techniques that enhance the integrity and reliability of our sample database. Our survey methodology is intended to ensure that responses are derived from the appropriate decision-makers in each category. As a result, we deliver the data that meets our clients’ needs.
Service Bureau Research
      HISB conducts Internet-based data collection for other market research firms that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such capabilities themselves. HISB enables us to penetrate markets or industries where we do not have current relationships or specific expertise. We also believe that HISB reduces the likelihood that its clients will invest significant financial and management resources to develop competitive Internet-based market research capabilities, and therefore serves as a barrier to entry to our competition.
Syndicated Research
      Syndicated research involves projects for which we perform periodic surveys to collect data that can be provided in a standard report format to multiple clients. Syndicated research is sold to clients that have an interest in a particular market segment or research application. Under such arrangements, the client agrees to a set payment upon delivery of the standard report. Our syndicated products are primarily developed on an independent basis.
Research and Development
      We have not incurred expenditures for the three fiscal years ended June 30, 2006 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America under Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.
Our Intellectual Property and Other Proprietary Rights
      The Harris brand, and its associated intellectual property provide us with many competitive advantages. The perceived attributes of the Harris brand — trusted, innovative, collaborative, thoughtful and results-focused — are very valuable and essential to maintain for our continued success. To protect our brand and our intellectual property, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality, non-disclosure, non-compete and license agreements.
      In October 2001, we received a patent for a system to conduct surveys over a network, including the Internet, to multiple respondents in multiple countries in different languages. This system can also dynamically generate surveys from a database, immediately show a respondent the survey results and limits the respondent to only participate once. The patent will expire February 2, 2019.

      We currently have three additional patents pending:

•	ConceptLoc® — a proprietary suite of online security products to protect non-animated graphic images, prevent printing of protected images, disable screen print capability, disable save, save as, drag and drop, and copy capabilities and defeat third-party capture applications,

•	Harris Interactive Configurator — a system to conduct “build your own” product configuration research over a network, and

•	Shelf Impactsm — a system for evaluating the impact of package design and shelf placement for store shelf products using extremely short duration image exposure
      As other means of protecting our property, we have registered trademarks for many of our products and services in the U.S. and the European Union, and will continue to protect our intellectual property through those means.
      Certain European intellectual property rights, including the names Harris, Harris Online, Harris Interactive, Harris Poll Interactive, Louis Harris, The Harris Poll, Harris Survey and HPOL, were licensed to us by Taylor Nelson Sofres plc in December 2004. We concluded the outright purchase of those rights in January 2006, which paved the way for us to pursue a unified global branding strategy under the Harris Interactive banner.
      We have licensed in the past, and expect to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation.
Seasonality
      Being project-based, our business has historically exhibited moderate seasonality. As shown in the graph below, revenue tends to ramp upward during the fiscal year, with Q1 (ending September 30) generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) revenue typically yields the highest revenue of the year. As a result of the seasonality noted, we manage our business based on our annual business cycle.

      The moderate historical seasonality described above is not necessarily indicative of quarterly revenue trends which may occur in the future.
Our Clients
      As of June 30, 2006, we had approximately 1,900 clients, compared with approximately 1,600 at June 30, 2005. By way of illustration, we served clients in the United States during fiscal 2006 in the following lines of business, which lines of business comprised the following percentages of our consolidated revenue:

% FY2006
Revenue

Healthcare and Pharmaceutical	29.9%
Technology and Telecom	12.3%
Emerging and General Markets	9.3%
Financial Services	6.4%
Government and Policy	6.4%
Consumer Packaged Goods	6.2%
Automotive and Transportation	4.7%
Service Bureau	3.6%
      In addition to the revenue derived from the lines of business shown above, our European operations accounted for 21.2% of our consolidated revenue for fiscal 2006.
      In fiscal 2006, no single client accounted for more than 10% of our consolidated revenue.
Our Competition
      We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares or financing and marketing resources larger than our own. Our competitors include, but are not limited to, Taylor Nelson Sofres plc., The Kantar Group, Ipsos Group S.A., Synovate, NOP World, Westat Inc., Maritz Inc., J.D. Power and Associates and Opinion Research Corporation.
      In June 2006, Inside Research ranked Harris Interactive as the 12th largest U.S. market research firm, down a notch from our ranking of 11th in 2005. In August 2006, Inside Research ranked Harris Interactive as the world’s 12th largest market research firm, up from our 13th largest global ranking in 2005.
      Although we believe that barriers to creating a large proprietary online panel and acquiring the technology and the knowledge necessary to conduct accurate Internet-based market research remain high, we expect that competition will intensify as existing market research firms continue to build their online research capabilities. We also believe that the number of dedicated online data collection and sample only firms which enable traditional market research firms to execute online research will continue to increase.
      However, we believe that no competitor understands online research better than we do. We have conducted over 900 ‘research on research’ experiments to fine-tune our methodology, and have executed nearly 65 million online surveys since we began conducting online research in 1997. That depth and breadth of experience gives us a large competitive advantage in this marketplace, and allows us to continually provide our clients with the accurate knowledge they need to make meaningful business decisions and improve their performance.
      In fiscal 2006, we completed the installation of a global platform that collects and integrates telephone and online data on one platform. We believe that no other market research firm currently has a similar system in place. This ability to more fully control and integrate our survey design, data collection, analysis and reporting functions gives us an advantage over competitors, some of whom do not offer the same broad range of services. Our expertise in a variety of methods of data collection allows us to choose the most effective method for delivery of a final product closely tied to our client’s needs. We believe that our full service business model provides a balance between the ability to take advantage of the current higher margin-lower cost opportunities offered by Internet-based research and the ability to cushion the possible future margin-cutting price reductions for Internet data collection services as competition in the Internet-based market research industry increases. We believe we also have other competitive advantages including:

•	Our Highly Skilled Employees — many of them are recognized by their peers as leaders in the field of market research, or in the particular vertical markets in which they specialize.

•	Our Dedication to Customer Satisfaction — which has helped us to retain our clients and continually improve the quality of services that we deliver. We evaluate all of our researchers and managers on customer satisfaction scores, and their bonus compensation is also tied to those customer satisfaction levels. At June 30, 2006, our worldwide overall satisfaction rating stood at 8.7 and our willingness to recommend rated 8.9, both on a ten point scale, consistent with our worldwide overall satisfaction rating of 8.7 and our willingness to recommend rating of 8.9 at June 30, 2005. Maintaining high levels of customer satisfaction helps us to:

•	identify and rapidly respond to changing client needs,

•	increase the loyalty of our clients and generate greater lifetime value from them, and

•	improve our margins by dampening price sensitivity.

•	Our Strong Brand — synonymous with accuracy and truthfulness, we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for U.S. market research and public opinion polling today. We have now expanded The Harris Poll into the United Kingdom and the rest of Europe, and expect to leverage it to raise awareness of the Harris Interactive brand on a global scale. In fiscal 2006, Harris Interactive entered into a relationship with The Financial Times in London to publish a series of co-branded public opinion polls throughout Western Europe and the United States.

•	Our Dedicated, Professional Sales Force — which is relatively unique in the market research industry. Their duties are to generate leads, expand existing client relationships and gain new business. At the end of fiscal 2006, we had over 50 full-time dedicated sales professionals, who work with over 50 market research professionals who also sell our services, supported by a team of inside business developers.

•	Our Internet Panel — believed to be the world’s largest for conducting online market research. Currently, our panel consists of over six million individuals from around the world who have voluntarily agreed to participate in our various online research studies. This large and diverse Internet panel enables us to:

•	accurately project results to large segments of the population like “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population,

•	accurately survey certain low-incidence, hard-to-find subjects, and

•	sell our online data collection services to other research firms through the HISB, enabling us to penetrate new markets and gain additional market share where we do not have relationships or specific expertise.

•	Our Specialty Sub-Panels. Through the ongoing screening of our larger panel and development targeted specifically to certain audiences, we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. Our clients value our ability to rapidly survey these low-incidence groups. Many of our clients have asked us to develop specialty panels exclusively for their use. Specialty sub-panel research has become a key driver of high profit revenue growth for us.

•	Our Technology. A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. The key elements of our technology infrastructure include:

•	A high speed customized email system, which enables us to rapidly format, target and send over one million customized email invitations per hour,

•	A sophisticated survey engine, which can support 180,000 custom five-minute surveys per hour with a peak capacity of 15,000 surveys processed simultaneously,

•	Software systems with multi-lingual capabilities, which have the ability to collect data in any language supported by Microsoft, including double-byte character sets (such as the Asian languages) and right to left reading languages,

•	An advanced survey dispatcher system, which acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers, and to ensure that no respondent will get a “sorry — the system is busy” notice. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns,

•	A patented customizable multi-language registration and polling system, which allows new and existing panel members to add, delete or update their registration information online, and which recognizes each panelist’s language preference and delivers the survey in that language,

•	Flexible, automated real-time reporting tools that allow online access to survey data at any time and speed the process of data delivery to clients,

•	Our integrated telephone and Internet data collection process (ICW), which permits smooth, labor-free transition between telephone and Internet modes of interviewing, with real-time quota control and integration with the automated real-time reporting tools, and

•	A fully scalable infrastructure that was designed to easily and inexpensively grow with the expansion of our business.
Financial Information About Geographic Areas
      We are comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France, and to a more limited extent, Hong Kong and China. We operate these non-U.S. businesses on a basis consistent with our U.S. operations. We perform custom and service-bureau Internet-based market research in the United Kingdom and France using our global database.
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
      Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total

2006:
Revenue from services	$170,055	$45,956	$—	$216,011
Operating income (loss)	14,238	293	(239)	14,292
Long-lived assets	7,753	2,005	1	9,759
Deferred tax assets	19,741	(105)	162	19,798
2005:
Revenue from services	$149,919	$46,523	$523	$196,965
Operating income (loss)	9,829	(636)	(164)	9,029
Long-lived assets	9,385	2,399	4	11,788
Deferred tax assets	25,827	(877)	66	25,016
2004:
Revenue from services	$111,999	$26,483	$—	$138,482
Operating income	12,545	719	—	13,264
Long-lived assets	4,355	1,676	—	6,031
Deferred tax assets	30,515	318	—	30,833
      During fiscal 2006, 2005 and 2004, approximately 78.7%, 76.1% and 80.9%, respectively, of our total consolidated revenue was derived from our U.S. operations, and approximately 21.3%, 23.9% and 19.1%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.
Backlog
      As of June 30, 2006, we had a revenue backlog from continuing operations of approximately $59.0 million, as compared to a backlog of approximately $57.2 million from continuing operations at June 30, 2005. We estimate that substantially all of the backlog as of June 30, 2006 will be recognized as revenue from services during the fiscal year ending June 30, 2007.
Employees
      As of June 30, 2006, we employed a total of 958 full-time individuals on a worldwide basis, 741 of which were employed in the United States. In addition, we employed 325 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 288 of which were employed in the United States. Casual employees of our operations outside of the United States are not included in the headcount numbers provided herein.
      None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Available Information
      Information about our products and services, shareholder information, press releases and SEC filings can be found on our website at www.harrisinteractive.com. Through our website, we make available free of charge the documents and reports we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website (or the websites of our subsidiaries) does not constitute part of this Report on Form 10-K.
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

Item 1A.	Risk Factors
Risks Related to Our Business

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
      Our success is highly dependent on our ability to obtain and retain an adequate number of panelists in our Internet panel and its specialty sub-panels. Our ability to maintain an adequate online panel or increase Internet revenues may be harmed if:

•	a significant number of our current online panelists decide that they are no longer willing to participate in our surveys,

•	we lose a large number of online panelists from over-use, and then must rely on a limited number of online panelists for ongoing research, or

•	we are unable to attract an adequate number of replacement panelists and specialty sub-panel members.
      There are no industry or other benchmarks for determining the optimal size and composition of an Internet panel. Among other factors, panelist response rates differ with differing survey content, and the frequency with which panelists are willing to respond to survey invitations is variable. Although we believe that our current panel is adequate for the foreseeable future to accommodate our clients’ broad-based survey requests in the markets we serve, circumstances could change due to the factors described above. Additionally, we are not always able to accommodate client requests related to limited populations with particular demographic characteristics. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists over time.
      In general, if the number of our active survey respondents significantly decreases, or the demographic composition of our Internet panel narrows, our ability to provide our clients with accurate and statistically projectable information would likely suffer. This risk is likely to increase as our business expands. Our business will be unable to grow and will suffer if we have an insufficient number of panelists to respond to our surveys, if our panel becomes unreliable due to reduced size or if it is no longer representative of the general population.

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

A breach of our Internet security measures, security concerns, or liability arising from the use of the personal information of our Internet panel, could adversely affect our business.
      A failure in our security measures could result in the misappropriation of private data. As a result, we may be required to expend capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, which could have a material adverse effect on our business, financial condition and results of operations.
      Internet security concerns could cause some online panelists to reduce their participation levels, provide inaccurate responses or end their membership in our Internet panel. This could harm our credibility with our current clients. If our clients become dissatisfied, they may stop using our products and services. In addition, dissatisfied and lost clients could damage our reputation. A loss of online panelists or a loss of clients would hurt our efforts to generate increased revenues and impair our ability to attract potential clients.
      We could be subject to liability claims by our online panelists for any misuse of personal information. These claims could result in costly litigation. We could also incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated by a governmental body.

We may be subject to liability for publishing or distributing content over the Internet.
      We may be subject to claims relating to content that is published on or downloaded from our websites. We also could be subject to liability for content that is accessible from our website through links to other websites. For example, as part of our surveys panelists sometimes access, through our websites or linkages to client websites, content provided by our clients, such as advertising copy, that may be incomplete or contain inaccuracies. We also recruit panelists to participate in research sponsored and hosted by our clients on the client’s website, and we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by those third parties. We may be accused of sending bulk unsolicited email and have our email blocked by one or more Internet service providers (“ISP’s”) and, therefore, be unable to conduct online data collection.
      Although we carry general and professional liability insurance, our insurance may not cover potential liability claims for publishing or distributing content over the Internet, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims of this type, with or without merit, would result in the diversion of our financial resources and management personnel.

Failure to maintain our reputation and name recognition could impair our ability to remain competitive
      We believe that maintaining our good reputation and name recognition is critical to attracting and expanding our current client base as well as attracting and retaining qualified employees. If our reputation and name are damaged through our participation in surveys involving controversial topics or if the results of our surveys are inaccurate or are misused or used out of context by one of our clients, we may become less competitive or lose market share.

Any failure in the performance of our Internet-based technology infrastructure could harm our business.
      Because a greater proportion of our business than those of many of our competitors involves Internet-based data collection, our business may suffer a greater impact due to any Internet-related system failure. Any future Internet-related system delays or failures, including network, software or hardware failures, that cause an interruption in our ability to communicate with our Internet panel, collect research data, or protect visual materials included in our surveys, could result in reduced revenue, could impair our reputation, and have a material adverse effect on our business, financial condition and results of operations.
      Our systems and operations are vulnerable to damage or interruption from fire, earthquake, flooding, power loss, telecommunications failure, break-ins and similar events. The redundancy of our systems may not be adequate, as we depend upon third-party suppliers to protect our systems and operations from the events described above. We have experienced technical difficulties and downtime of individual components of our systems in the past, and we believe that technical difficulties and downtime may occur from time to time in the future. The impact of technical difficulties and downtime may be severe. We have developed, however have not fully implemented, a formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for any losses that may occur due to failures in our systems.
      Our servers and software must be able to accommodate a high volume of traffic. Any increase in demands on our servers beyond that which we currently anticipate will require us to fund the expansion and modification of our network infrastructure. If we were unable to add additional software and hardware to accommodate increased demand, unanticipated system disruptions and slower data collection would likely result.
      Our Internet panel members communicate with us using various ISP’s. These providers have experienced significant outages in the past, from time to time may block certain communications, and in the future could experience outages, delays and other difficulties unrelated to our systems.
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
      Our success and ability to compete depends substantially on our internally-developed methodologies, technologies and trademarks, which we protect through a combination of patent, copyright, trade-secret and trademark laws. We have registered a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using the Harris name, our brand recognition and business would likely suffer. We would have to make substantial financial expenditures to promote and rebuild our brand identity. Moreover, there can be no assurance that third parties will not independently develop functionally equivalent or superior methodologies and technologies.
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
      We may seek to license technology to enhance our current technology infrastructure. We cannot be certain that any such licenses will be available on commercially reasonable terms or at all. The loss or lack of availability of any of these technology licenses could result in delays in providing our products and services until equivalent technology, if available, is identified, licensed and integrated.

Our international growth is dependent in part upon expansion of our international Internet panel in key regions.
      Key components of our strategy are the extension of our Internet-based market research products and services to clients internationally, expansion of our Internet panel to include global online panelists and development of strategic alliances globally. If worldwide Internet usage does not continue to grow, we may be unable to attract international online panelists to our Internet panel or international clients for our Internet-based market research and polling products and services. Our inability to attract panel members in key regions, such as Western Europe and Asia, would necessitate the use of more costly traditional market research methodologies to serve the needs of our clients who do business internationally. Our ability to grow internationally will be adversely affected to the extent that our international panel does not grow commensurately with demand of our international clients. The optimal size of our panel in specific countries is subject to the same uncertainty as is applicable to our existing panel in the United States.

Our international growth will be adversely affected if the marketplace does not continue to convert to Internet-based market research and polling.
      Although Internet-based research has achieved general acceptance in the United States, the success of our international business will depend in large part on our ability to continually develop and market Internet-based products and services that achieve broad market acceptance internationally. Our clients in the international markets we serve must continue to accept the Internet as an attractive replacement for traditional market research methodologies, such as direct mail, telephone-based surveys, mall intercepts, focus groups and in-person interviews. If our current and potential clients do not continue to accept our Internet-based methodologies as reliable and unbiased, our revenues may not meet expectations or may decline, and our business, financial condition and results of operations would likely suffer.

We rely on services provided by off-shore providers, the disruption of which could adversely impact our business.
      We rely on off-shore providers in countries such as Canada, India and Costa Rica, to provide certain of our programming services, as well as telephone and Internet data collection. Political or economic instability in countries from which such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time laws and regulations are proposed in the United States that would restrict or limit the benefits of off-shore operations, and enactment of legal restrictions could harm our results of operations.

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
      We have little or no control over these risks. For example, we have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited our ability to develop our European Internet panel. As we increase our global operations in the future, we may experience some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

We must continue to attract and retain highly skilled employees.
      Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Project managers with industry expertise are important to our ability to retain and expand our business. Intense competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. There are few, if any, educational institutions that provide specialized training related to market research. Employees therefore must be recruited in competition with other industries and few of those who are recruited have direct or substantial experience with Internet-based research. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, training, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

Variations in our operating results may cause our stock price to fluctuate.
      Our quarterly operating results have in the past, and may in the future, fluctuate significantly and we may incur losses in any given quarter. Our future results of operations may fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline.
      Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	declines in general economic conditions or the budgets of our clients,

•	a general decline in the demand for market research and polling products and services,

•	seasonal decreases in the demand for market research and polling services,

•	development of equal or superior products and services by our competitors,

•	technical difficulties that cause general and long-term failure of the Internet, and

•	currency exchange fluctuations.
      Factors that are partially within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	effective management of the professional services aspects of our business, including utilization and realization rates,

•	our relative mix of revenues from Internet-based and traditional market research,

•	our ability to maintain the proper size and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues, and

•	development of our own new, marketable products and services.
      The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. You should not rely on quarter-to-quarter comparisons of our results of operations or any other trend in our performance as an indication of our future results.

The price of our common stock is likely to be volatile and subject to wide fluctuations.
      The market prices of the securities of Internet-related companies have been especially volatile. The market price of our common stock is likely to be subject to wide fluctuations. If financial operating results do not improve or improve at a slower rate than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock would likely decline. In addition, if the market for Internet-related stocks or the stock market in general experiences an additional loss in investor confidence or declines again, the market price of our common stock could fall for reasons unrelated to our business, financial condition and results of operations. Investors might be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions in our charter and applicable law could delay or prevent an acquisition of our company.
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
      We have in the past and may in the future acquire or make investments in complementary businesses, services, products or technologies. If we choose not to pursue acquisitions, are unable to identify suitable acquisition candidates or are unable to acquire them at reasonable prices and/or on reasonable terms, our rate of growth may slow.
      If we choose to pursue acquisitions, some material risks we may face include:

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of the acquired business,

•	the diversion of management’s attention from other business concerns,

•	the availability of favorable acquisition financing, and

•	the potential loss of key employees and/or clients of any acquired business.
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
Risks Related to Our Industry

The market research industry is vulnerable to general economic conditions.
      The market research industry tends to be adversely affected by slow or depressed business conditions in the market as a whole. Many of our clients treat all or a portion of their market research expenditures as discretionary. As general economic conditions decline and our clients seek to control variable costs, projects to be performed by us may be delayed or cancelled, and new sales bookings may slow. As a result, our growth and earnings may be adversely impacted.

We face intense competitive pressures within the market research and polling industry and from others who have the ability to collect data over the Internet.
      The market research and polling industry includes many competitors, some of whom are much larger than we are or have specialized products and services we do not offer.
      Consolidation within the industry may result in some of our competitors acquiring Internet data collection capabilities through mergers and acquisitions. Such consolidation may result in a loss of business to our Service Bureau. In addition, many other companies have, or are developing, large databases of individuals with whom they can communicate via the Internet. Such companies may themselves, or in arrangements with other market research firms, choose to provide competitive data collection services. As others increase their ability to offer Internet-based data collection services, and as our competitors develop alternative products, we may come under increasing pressures in selling and pricing our products and services.
      No one client accounts for more than 10% of our revenues and most of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects, and these competitive pressures may make it more difficult for us to do so and to sustain and grow our revenues.

Changes in government regulation could limit our Internet activities or result in additional costs of doing business on the Internet.
      Any future legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. For example:

•	A significant majority of U.S. state legislatures have enacted laws regulating the distribution of unsolicited email. Such laws could force changes in the manner in which we are able to recruit and communicate with panelists.

•	Our business may be restricted by the development of various U.S. federal and state “do not call” lists and other privacy regulations that permit consumers to protect themselves from unsolicited telemarketing telephone calls. In 2003, the Federal Trade Commission (“FTC”) amended its rules to establish a national “do not call” registry. Although “do not call” list regulations do not currently apply to market research phone calls, new legislation or regulation could eliminate the current market research exemption. If “do not call” list regulations become applicable to market research phone calls, our results of operations may be adversely affected by the loss of revenues from telephone-based market research.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted. CAN-SPAM imposes a number of restrictions and requirements related to commercial communications over the Internet. CAN-SPAM also gives more legal ammunition for ISP’s to take spammers to court, allows the FTC to impose fines and gives state attorneys general the power to bring lawsuits. Any inability on our part to comply with CAN-SPAM and similar laws could add to our costs and force changes in the way in which we conduct business.

•	The U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted. HIPAA imposes a number of restrictions and requirements designed to safeguard personal health information. As Healthcare is the largest line of business that we serve, from time to time, HIPAA could have the effect of increasing our costs and restricting our ability to gather and disseminate information, which could ultimately have a negative effect on our revenues.

•	Certain foreign countries in which we do business, such as China, censor or control our communication with our online panelists. Such limitations may hinder our ability to effectively conduct market research in a way that meets the needs of our clients.
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
      Industry standards related to the Internet are still evolving. Moreover, some private entities have proposed their own standards for communications with, and use of information related to, individuals who use the Internet. ISP’s also have the ability to disrupt our communications with our panel. Although we believe that we maintain high standards for the recruitment of members into our database, communications with our panelists and use of information provided by our respondents, some ISP’s and/or self-appointed industry regulators may not agree. As a result, our communications with our panelists may be disrupted from time to time. In such instances, our ability to collect data using traditional market research methodologies may be adversely impacted by the continued decline in response rates to surveys conducted over the telephone.

If we do not continue to keep pace with rapid technological change within the market research and polling industry, we will not be able to successfully implement our business plan.
      The markets for our products and services are highly competitive. Our competitors continue to improve their technology and methodologies as they gain more experience with the Internet. Our business may suffer over time if we fail to have, create or acquire equal or superior technologies and methodologies. Our ongoing success will depend on our continued ability to improve the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate headquarters and principal United States operating facility is located at 135 Corporate Woods, Rochester, New York, 14623, under a lease that expires in June 2010. In addition, we lease data collection centers to house our telephone interviewing centers in Orem, Utah, and Brentford, Maidenhead and Hazel Grove, United Kingdom. We also lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Princeton, New Jersey, Reston, Virginia, Norwalk, Connecticut, Cincinnati, Ohio, Minneapolis, Minnesota, Claremont, California, Brentford, Hazel Grove and Maidenhead, United Kingdom, Paris, France and Hong Kong and Shanghai, China.
      We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.
      Information concerning each of our material properties is as follows (amounts in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2006

101 Merritt 7	Norwalk, Connecticut	May 2008	$640
4665 Cornell Road	Cincinnati, Ohio	June 2008	743
40-52 Watermans Park	Brentford, United Kingdom	June 2008	990
70 Carlson Road	Rochester, New York	June 2008	571
1920 Association Drive	Reston, Virginia	March 2010	2,190
60 Corporate Woods	Rochester, New York	June 2010	3,193
135 Corporate Woods	Rochester, New York	June 2010	2,344
Pepper Road	Hazel Grove, United Kingdom	July 2010	1,111
Vanwall Road	Maidenhead, United Kingdom	July 2010	755
5 Independence Way	Princeton, New Jersey	July 2011	3,554
161 Avenue of the Americas	New York, New York	April 2012	3,813

Item 3.	Legal Proceedings
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
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded on the Global Select Market (previously named the National Market system) of NASDAQ under the symbol “HPOL”. The following quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock on the National Market System. Effective August 1, 2006, the prices per share of our common stock will reflect the high and low sales prices on the NASDAQ exchange.

	Fiscal 2006		Fiscal 2005

	High	Low	High	Low

Quarter Ended:
June 30	$5.79	$4.62	$5.15	$3.43
March 31	5.98	4.25	8.02	4.29
December 31	4.55	3.51	8.19	6.28
September 30	5.05	3.77	7.13	5.70
Holders
      At September 5, 2006, our common stock was held by approximately 5,100 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.
Dividends
      We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the maintenance and expansion of our operations and for repurchases of our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
      None.
Issuer Purchases of Equity Securities
      On May 3, 2006, the Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”), which commenced on May 17, 2006. Under the Repurchase Program, up to $25,000,000 may be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized.
      On June 9, 2006, pursuant to the Repurchase Program, we established a plan to repurchase shares in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Act”). The plan provided for repurchases commencing June 19, 2006 through November 9, 2006 or the occurrence of $17,700,000 of purchases under the plan, subject to the conditions specified in the plan among others that the maximum price per share at the time of repurchase cannot exceed $5.70 and that such purchases may not exceed the maximum daily volume limitation as calculated in accordance with Rule 10b-18 under the Act. After November 9, 2006, decisions on amounts of repurchases and their timing will be based on factors such as the stock price, availability and general economic and market conditions. In addition, privately negotiated block purchases have been and may be made from time to time.
      The following table shows the monthly activity for our Repurchase Program for the three months ended June 30, 2006:

Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares That
			as Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
	Purchased	per Share	Program	Program

May 17, 2006 through May 31, 2006	616,200	$4.99	616,200	$21,926,221
June 1, 2006 through June 30, 2006	659,200	5.14	659,200	18,540,226

Total	1,275,400	$5.06	1,275,400	18,540,226

Item 6.	Selected Financial Data
      The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Wirthlin Worldwide, Inc. (September 2004), Novatris, S.A. (March 2004), Total Research Corporation (November 2001) and Market Research Solutions Limited (August 2001). In addition, information reported for fiscal years 2002 through 2005 has been reclassified to reflect our Japanese operations as discontinued operations for all periods presented.

	For the Years Ended June 30,

	2006	2005	2004	2003	2002

	(In thousands, except share and per share amounts)
Statement of Operations Data:
Revenue from services	$216,011	$196,965	$138,482	$124,094	$94,906
Cost of services	105,358	93,330	64,543	61,816	49,517

Gross profit	110,653	103,635	73,939	62,278	45,389
Operating expenses:
Sales and marketing	20,336	20,366	11,915	9,438	9,627
General and administrative	68,540	65,746	43,964	40,952	39,253
Depreciation and amortization	7,235	7,362	4,796	5,620	6,458
Restructuring (credits) charges and asset write-downs	250	1,132	—	(997)	6,222

Total operating expenses	96,361	94,606	60,675	55,013	61,560

Operating income (loss)	14,292	9,029	13,264	7,265	(16,171)
Interest and other income	1,534	742	637	587	1,388
Interest expense	(20)	(150)	(107)	(17)	(71)

Income (loss) from continuing operations before income taxes	15,806	9,621	13,794	7,835	(14,854)

Provision (benefit) for income taxes	6,346	5,083	(16,009)	(2,998)	—

Income (loss) from continuing operations	9,460	4,538	29,803	10,833	(14,854)
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	—	(2,955)	115	274	61

Net income (loss) available to holders of common stock	$9,460	$1,583	$29,918	$11,107	$(14,793)

Basic net income (loss) per share(*):
Continuing operations	$0.15	$0.08	$0.53	$0.20	$(0.32)
Discontinued operations	—	(0.05)	0.00	0.01	0.00

Basic net income (loss) per share	$0.15	$0.03	$0.53	$0.21	$(0.32)

Diluted net income (loss) per share(*):
Continuing operations	$0.15	$0.07	$0.52	$0.20	$(0.32)
Discontinued operations	—	(0.05)	0.00	0.01	0.00

Diluted net income (loss) per share	$0.15	$0.03	$0.52	$0.20	$(0.32)

Weighted average shares outstanding — basic	61,511,031	60,264,152	56,099,330	52,983,689	46,136,445

Weighted average shares outstanding — diluted	61,685,777	61,238,064	57,444,785	54,638,596	46,136,445

	For the Years Ended June 30,

	2006	2005	2004	2003	2002

	(In thousands, except share and per share amounts)
Balance Sheet Data:
Cash and cash equivalents	11,465	13,118	12,511	15,728	8,210
Marketable securities	45,145	23,392	42,603	22,963	18,570
Working capital	61,509	46,274	70,416	44,920	31,028
Total assets	254,557	240,158	198,071	145,242	135,463
Total stockholders’ equity	201,278	192,493	165,489	118,489	103,300

(*) Figures may not add due to rounding

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Overview
      Our fiscal 2006 performance improved from last year by nearly every metric we track:

•	Sales bookings for the fiscal year were up 19%, to nearly $220 million.

•	Total revenue increased 9.7% compared with the prior fiscal year.

•	U.S. revenue grew 13.4%.

•	Total Internet-based revenue grew 14.7% compared with fiscal 2005, driven by increases in U.S. and European Internet-based revenue of 14.8% and 13.9%, respectively.

•	Operating income increased 58%, while operating margin improved from 4.6% for fiscal 2005 to 6.6% in fiscal 2006.
      Maximizing the productivity of our professional staff and improving the efficiency of our sales and marketing efforts has helped us to achieve the revenue growth and operating margin improvement noted above. Our U.S. revenue growth in fiscal 2006 was propelled by revenue gains of 10% or more in our Healthcare, Technology & Telecom, Automotive, Marketing & Communications and Product Solutions research practices. This growth was tempered by the performance of a number of research practices where revenue declined on a year-over-year basis, specifically Government and Policy, HISB and Consumer Packaged Goods. Additionally, revenue from Internet-based market research increased as our clients continued to recognize and desire the inherent advantages that online research provides.
      Revenue in Europe declined 1.2% during fiscal 2006 compared with fiscal 2005, due to a number of factors, including unfavorable foreign exchange rate differences, post-Wirthlin acquisition integration challenges and diminished sales efforts due to a difficulty in hiring sales personnel. Despite this performance, we plan to continue to invest time and money to improve our European operations since we believe that the growth opportunities, especially for Internet research, are highly attractive. According to the July 2006 edition of Inside Research, European spending on Internet-based research is expected to increase 40% in calendar year 2006. Commensurately, our European Internet-based revenue as a percentage of total European revenue grew from 24.9% for fiscal 2005 to 28.7% for fiscal 2006.
      Our efforts to improve operating margins are yielding results, and we are committed to continuing them into fiscal 2007 and beyond. We believe that we can potentially achieve an additional four to five percentage points of operating margin improvement and reach a double-digit operating margin run rate as we exit fiscal 2007. We believe the following strategies will enable us to achieve that goal:

•	Improve European operating margins — Since Europe accounts for approximately 20% of our total revenue, every five points of operating margin improvement in Europe translates into approximately one point of total operating margin improvement. Even though we have been focused on controlling costs, streamlining processes and improving productivity throughout our European business, our performance in Europe remains erratic.

•	Improve sales productivity — More than 100 of our client-facing employees have now completed sales training which emphasizes strategic selling and provides effective tools to help target and win the most profitable projects and build lasting client relationships. These strategies are now taking hold and helped us achieve record-breaking sales bookings of over $66 million in fiscal Q3, which helped push revenue to over $60.0 million for the three months ended June 30, 2006 and $216.0 million for the full fiscal year.

•	Improve utilization rates — As explained below in “Significant Factors Affecting Company Performance,” utilization rate improvement can significantly impact our operating margins, since every three points of utilization improvement generally translates into approximately one point of operating margin improvement, assuming stable realization and pricing. Specifically, utilization has improved from 56% for the three months ended September 30, 2005 to 64% for the three months ended June 30, 2006, and has remained stable at 63%-64% for the last three fiscal quarters. Our long-term target is to achieve and sustain a 65% company-wide utilization rate.

•	Increase prices to match value — For the first time in five years, we implemented a rate card price increase for both data collection and professional services in August 2005. The blended price for a full-service research project rose by an average of 6-7%. To date, we have not experienced any significant negative reaction from our clients due to the increase.

•	Improve process efficiency — Over the last seven years, most of our research processes have had to grow rapidly in both power and scale in order to meet our clients’ requirements for increased effectiveness in decreased time. As a result, our research systems have become overly complex and a bit cumbersome. We are now engaged in a major improvement process designed to improve the velocity and efficiency of our global research process, which should result in faster throughput at lower costs. Also, during fiscal 2006 we established a single global research operations infrastructure to gain economies of scale, properly share resources and standardize our research process. As a result, we believe that we are currently the only global research firm with one integrated and unified data collection platform.

Business Combinations
      On September 8, 2004, we acquired all of the issued and outstanding capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately held opinion research and strategic consulting firm headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Merger among us, Wirthlin, Capitol Merger Sub, LLC and the stockholders of Wirthlin. Wirthlin was engaged in businesses in the market research and polling industry that were complementary to ours. This acquisition has created opportunities for revenue growth, cost savings and other synergies including the ability to cross-sell to one another’s clients, offer more comprehensive and diverse services, and use a combined worldwide network. It has also provided the opportunity to convert Wirthlin traditional-based clients to the Internet and has expanded our research expertise in certain areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods.
      On March 2, 2004, we acquired all of the issued and outstanding shares of the capital stock of Novatris, a privately owned share corporation organized and existing under the laws of France, for a combination of cash and shares of Harris Interactive common stock. Novatris was engaged in market research and polling activities that were complimentary to ours. The acquisition added approximately one million panel members to our existing European panel and created opportunities for revenue growth, cost savings and other synergies.
      These acquisitions were accounted for under the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and were included in our financial statements commencing on September 9, 2004 and March 2, 2004, respectively. Further financial information about business combinations is included in Note 3, “Business Combinations,” to our Consolidated Financial Statements contained in this Form 10-K.
Restructuring

Fiscal 2006
      During the fourth quarter of fiscal 2006, we recorded $0.3 million in restructuring charges directly related to certain actions designed to align the cost structure of our U.K. operations with the operational needs of that business. Management developed a formal plan that included closing two facilities in Macclesfield and Stockport and consolidating those operations into our Hazel Grove location. This consolidation was completed by June 30, 2006 at a cost of less than $0.1 million, the majority of which represents future cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, we classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently in the process of identifying potential buyers for the Stockport facility and expect to sell the facility as soon as practicable but no later than June 7, 2007. We believe that the current carrying value of that facility and the related assets do not exceed their fair value less anticipated selling costs, based upon an independent third party appraisal. The consolidation of these operations resulted in the disposal of certain fixed assets at a cost of less than $0.1 million. Anticipated selling costs are expected to be less than $0.1 million, all of which will involve cash payments.
      In connection with the facilities consolidation discussed above, we also reduced the staff of the affected operations by 15 full-time equivalents and incurred $0.2 million in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.
      The following table summarizes activity with respect to the restructuring charges for the fiscal 2006 plan during the fiscal year ended June 30, 2006 (amounts in 000s):

		Lease
	Severance	Commitments	Total

Net charge during the fourth quarter of fiscal 2006	$191	$59	$250
Cash payments during fiscal 2006	(101)	—	(101)

Remaining reserve at June 30, 2006	$90	$59	$149

      All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed no later than June 30, 2007. As a result of the actions described above, we anticipate cash savings of approximately $0.4 million in fiscal 2007.

Fiscal 2005
      During the third quarter of fiscal 2005, we recorded $1.1 million in restructuring charges directly related to cost reduction initiatives implemented by our management, and in the following quarter completed our accounting for the initiatives by making additional adjustments. Management developed a formal plan that included a reduction in the staffs of both our U.S. and U.K. operations. As a result of the plan, we also recorded a reserve for a lease commitment related to office space in London, which we leased prior to our acquisition of Wirthlin, that we determined was no longer needed as a result of the aforementioned reduction in staff, as well as the integration of the U.K. operations of Wirthlin. The plan was formally communicated to the affected employees during the third quarter of fiscal 2005. The total number of affected employees from our U.S. and U.K. operations was 27. We realized non-cash savings of approximately $0.1 million and cash savings of approximately $2.1 million in fiscal 2006 from these cost reduction initiatives.
      The following table summarizes activity with respect to the restructuring charges for the fiscal 2005 plan during the fiscal years ended June 30, 2006 and 2005 (amounts in 000s):

		Lease
	Severance	Commitments	Total

Net charge during fiscal 2005	$841	$214	$1,055
Cash payments during fiscal 2005	(608)	(35)	(643)
Fiscal 2005 adjustments	77	—	77

Remaining reserve at June 30, 2005	$310	$179	$489

Cash payments during fiscal 2006	(310)	(179)	(489)

Remaining reserve at June 30, 2006	$—	$—	$—

      All actions in the plan were completed as of June 30, 2005. Cash payments for severance were completed in April 2006 and cash payments on the lease commitment, which were to continue through January 2009, were completed in December 2005 as a result of an early buyout agreement reached with the landlord.
      Further financial information about our fiscal 2006 and 2005 restructuring plans is included in Note 4, “Restructuring Charges,” to our Consolidated Financial Statements contained in this Form 10-K.
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
      On May 19, 2005, we sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment of $0.8 million and Mr. Aoo’s surrender to us of 243,811 shares of our common stock with an estimated fair value of $1.1 million, based on the average closing price of our common stock for the three day period ending May 21, 2005. We subsequently retired all of these shares. The final loss on disposal as a result of the sale was $2.7 million and resulted in a capital loss for tax purposes of $3.3 million. We did not realize an income tax benefit as a result of the loss on disposal, as the loss is a capital loss, and we had no significant capital gains against which the capital loss could have been offset. As such, we recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 16, “Income Taxes,” to our Consolidated Financial Statements contained in this Form 10-K.
      We classified HI Japan as a discontinued operation for the fiscal year ended June 30, 2005, consistent with the provisions of SFAS No. 144. As such, the results of operations, net of taxes, and the carrying value of the assets and liabilities of HI Japan have been reflected in the accompanying Consolidated Financial Statements contained in this Form 10-K as discontinued operations, assets from discontinued operations and liabilities from discontinued operations, respectively. All prior periods presented have been reclassified to conform to this presentation. These reclassifications of the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Further financial information regarding discontinued operations is included in Note 5, “Discontinued Operations,” to our Consolidated Financial Statements contained in this Form 10-K.
Critical Accounting Policies and Estimates
      The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2006 include:

•	Revenue recognition,

•	Allowance for doubtful accounts,

•	Goodwill, intangible assets and other long-lived assets,

•	Income taxes and tax contingencies,

•	HIpoints loyalty program,

•	Restructuring charges,

•	Stock-based compensation,

•	Post-employment obligations, and

•	Discontinued operations.
      In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

Revenue Recognition
      Revenue from services is recognized on a proportional performance basis using the cost-to-cost methodology, which we believe is effectively equivalent to output measures. This revenue includes amounts billed to our clients to cover subcontractor costs and other direct “out-of-pocket” expenses. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon it becomes probable that such losses will occur. Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of our operations.

Allowance for Doubtful Accounts
      We maintain an allowance for estimated losses resulting from the failure of clients to make required payments. We continually assess the collectibility of outstanding client invoices. In estimating the allowance, we consider factors such as historical collections, historical write-offs, a client’s current credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a client’s ability to pay. Actual collections could differ from our estimates, requiring additional adjustments to the allowance for doubtful accounts.

Goodwill, Intangible Assets and Other Long-Lived Assets
      Acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141. Accordingly, the preliminary purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Identifiable intangible assets are valued separately based on estimates of future cash flows and are amortized over their expected useful life. Amortizable intangible assets and other long-lived assets are subject to an impairment test under SFAS No. 144 if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.
      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill as of that date. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. As we have one reportable segment, we utilize the entity-wide approach for assessing goodwill. Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing our fair market value as determined by our publicly traded stock to the carrying amount of the reporting unit. Based upon its annual evaluations, we determined that the fair value of the reporting unit exceeded the carrying amount at June 30, 2006, 2005 and 2004, resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.
      Prior to performing our annual impairment analysis for the year ended June 30, 2005, we recorded a $3.0 million impairment charge during the third quarter of fiscal 2005 for the full amount of the goodwill attributable to HI Japan, the operations of which have been classified as discontinued operations (see “Discontinued Operations” above).

Income Taxes and Tax Contingencies
      We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards of approximately $44 million at June 30, 2006.
      SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of the available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.
      We continually evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists. Actual outcomes that differ from our estimate of potential exposure could have a material impact on our financial condition and results of operations.

HIpoints Loyalty Program
      In July 2001, we initiated HIpoints, a loyalty program designed to reward respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity. We maintain a reserve for our obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on our actual redemption rates since the inception of the program. An actual redemption rate that differs from the expected redemption rate could have a material impact on our results of operations.

Restructuring Charges
      Restructuring charges represent costs incurred to better align our cost structure with the needs of our business. Restructuring charges can include termination benefits for reductions in staff, as well as costs for the consolidation of facilities. Costs for the consolidation of facilities are comprised of future obligations under the terms of the leases for identified excess space and asset impairment charges for fixed assets related to these spaces, less anticipated income from subleasing activities, if any. Estimates and assumptions are evaluated on a quarterly basis to reflect new developments and prevailing economic conditions. If actual conditions are more or less favorable than those we project, we may be required to record additional restructuring charges or reverse previously recorded charges accordingly. For further discussion regarding the impact of restructuring charges on the results of our operations, see “Restructuring” above.

Stock-Based Compensation
      On July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires the recognition of compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective approach for adoption, which requires that compensation expense be recorded for the unvested portion of previously issued awards that remain outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. The adoption resulted in the recognition of $3.1 million of compensation expense for stock options and restricted stock granted to employees and non-employee directors. As of June 30, 2006, we had $8.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under our long-term incentive plans. That expense is expected to be recognized over a weighted average period of 3.1 years.
      For share-based payments granted subsequent to July 1, 2005, compensation expense based on the grant date fair value is recognized in the Consolidated Statements of Operations over the requisite service period. In determining the fair value of stock options, we use the Black-Scholes option pricing model, which employs the following assumptions:

•	Expected volatility — based on historical volatilities from daily share price observations for our stock covering a period commensurate with the expected term of the options granted.

•	Expected life of the option — based on the vesting terms of the respective option and a contractual life of ten years, calculated using the “simplified method” as allowed by Staff Accounting Bulletin No. 107.

•	Risk-free rate — based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the option when granted.

•	Dividend yield — based on our historical practice of electing not to pay dividends to our shareholders.
      Expected volatility and the expected life of the options granted, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted average assumptions used to value options during the fiscal years ended June 30, 2004, 2005 and 2006, respectively, are set forth in Note 14, “Stock-Based Compensation,” to our Consolidated Financial Statements contained in Item 8 of this report on Form 10-K. The fair value of our restricted stock awards is based on the price per share of our common stock on the date of grant. We grant options to purchase our stock at fair value as of the date of grant.
      SFAS No. 123(R) also requires that we recognize compensation expense for only the portion of options or restricted shares that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior and the vesting period of the respective stock options or restricted shares. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Post-Employment Obligations
      We have entered into employment agreements with certain of our executives which obligate us to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with us after termination of their employment and, in part, the payments relate to other relationships between the parties. We account for our obligations under these agreements in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, an Amendment of FASB Statements No. 5 and 43. To the extent that we become obligated in the future to make payments to one or more of our executives under their employment agreements, such obligations could have a material impact on the results of our operations. The impact on our results of operations of post-employment obligations that arose during the fiscal years ended June 30, 2004, 2005 and 2006 is discussed below within “Results of Operations.”

Discontinued Operations
      Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. For further discussion regarding our discontinued Japanese operations, see “Discontinued Operations” above.
Explanation of Key Financial Statement Captions

Revenue from Services
      We recognize revenue from services principally on a proportional performance basis using the cost-to-cost methodology, which we believe is effectively equivalent to output measures. Progress on a contract is tracked continuously through our accounting system and is matched against project costs and costs to complete on a periodic basis. Our revenue from services is derived principally from the following:

•	Custom Research — including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies and ad concept testing.

•	Service-Bureau Research — HISB provides Internet-based data collection services for other market research firms.

Cost of Services
      Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection and analysis. We maintain project personnel in the United States, Europe, and Asia. Labor costs are specifically allocated to the projects they relate to. We utilize an automated timekeeping system, which tracks the time of project personnel as incurred for each specific revenue-generating project.

•	Panelist Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our panelists for participating in surveys, which are earned when we receive a timely survey response. Non-cash incentives in the form of points are awarded to market survey respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis.

Sales and Marketing
      We employ sales and marketing professionals to support the sales and marketing of our traditional and Internet-based market research services. Our sales professionals are compensated based upon the delivery of projects and recognition of revenue on those projects. Commissions are accrued based upon the delivery of completed projects to our clients. Additionally, our sales professionals are supported by a staff of marketing professionals who design product pricing and promotional strategies. Furthermore, labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts, are also included in sales and marketing expenses.

General and Administrative
      We employ staff in the areas of finance, human resources, information technology and executive management. Additionally, general and administrative expenses include the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.

Provision for Income Taxes
      The provision for income taxes includes current and deferred income taxes. Furthermore, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded when it is necessary to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of our valuation allowance and adjust it based on whether or not our assessment indicates that it is more likely than not that these benefits will be realized.
Results of Operations
      The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2006	%	2005	%	2004	%

Revenue from services	$216,011	100.0%	$196,965	100.0%	$138,482	100.0%
Cost of services	105,358	48.8	93,330	47.4	64,543	46.6

Gross profit	110,653	51.2	103,635	52.6	73,939	53.4

Operating expenses:
Sales and marketing	20,336	9.4	20,366	10.3	11,915	8.6
General and administrative	68,540	31.7	65,746	33.4	43,964	31.7
Depreciation and amortization	7,235	3.3	7,362	3.7	4,796	3.5
Restructuring charges	250	0.1	1,132	0.6	—	—

Operating income	14,292	6.6	9,029	4.6	13,264	9.6
Interest and other income, net	1,514	0.7	592	0.3	530	0.4

Income from continuing operations before taxes	15,806	7.3	9,621	4.9	13,794	10.0

Provision (benefit) for income taxes	6,346	2.9	5,083	2.7	(16,009)	(11.6)

Income from continuing operations	9,460	4.4	4,538	2.2	29,803	21.6
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	—	—	(2,955)	(1.5)	115	0.1

Net income	$9,460	4.4	$1,583	0.7	$29,918	21.7

      The operations of Wirthlin have been fully integrated into ours and thus, can no longer be tracked separately. References to the impact of Wirthlin in the discussion of continuing operations for the fiscal years ended June 30, 2006 and 2005 are based upon our assumption that the impact of Wirthlin on our continuing operations has continued in a manner similar to the effect tracked by us in the quarter following the acquisition. In addition, the results of continuing operations for the fiscal years ended June 30, 2005 and 2004, as presented and discussed herein, do not include the results of our discontinued Japanese operations.

Year Ended June 30, 2006 Versus Year Ended June 30, 2005
      Revenue from services. Total revenue increased by $19.0 million to $216.0 million for fiscal 2006, an increase of 9.7% over fiscal 2005. This increase in total revenue was due in part to our September 2004 acquisition of Wirthlin along with additional factors more fully described below.
      U.S. revenue increased by $20.1 million to $170.1 million for fiscal 2006, an increase of 13.4% over fiscal 2005. This increase in U.S. revenue was principally driven by revenue growth in the following verticals:

•	Healthcare, as a result of our focus on improving the productivity of selling efforts in these markets through deep account penetration, as well as from the continued maturation of existing client relationships,

•	Technology and Telecom, as a result of a strategic increase in our focus in these markets throughout the current fiscal year,

•	Automotive, as a result of expanding our revenue base with several key clients in this market through deep account penetration, and

•	Product Solutions, as a result of greater collaboration between this group and our researchers that work with clients across the various industries that we serve.
Also, we believe that U.S. revenue has increased as a result of our continued focus on building long-term relationships with our clients in order to obtain projects that are recurring in nature.
      Offsetting the growth in U.S. revenue as noted above were declines in revenue in the following verticals:

•	Government, as a result of reconstituting the internal organizational structure of the group and redefinition of its approach within this market during fiscal 2006,

•	HISB, as a result of continued pricing pressures, and

•	Consumer Packaged Goods, as a result of turnover within its project and dedicated sales resource staffs.
      European revenue decreased by $0.6 million to $46.0 million for fiscal 2006, a decrease of 1.2% from fiscal 2005. The decline in European revenue, partially offset by the growth in European Internet-based revenue discussed below, was principally impacted by the following:

•	unfavorable impact of $1.8 million as a result of foreign exchange rate differences and the appreciation of the U.S. Dollar against the British Pound and the Euro,

•	challenges of post-Wirthlin acquisition integration, and

•	difficulty recruiting sales personnel.
      Revenue from Internet-based services was $125.4 million or 58.1% of total revenue for fiscal 2006, compared with $109.3 million or 55.5% of total revenue for fiscal 2005. On a geographic basis:

•	U.S Internet-based revenue increased to $112.2 million or 66.0% of total U.S. revenue for fiscal 2006, compared with $97.7 million or 65.2% of total U.S. revenue for fiscal 2005.

•	European Internet-based revenue increased to $13.2 million or 28.7% of total European revenue for fiscal 2006, compared with $11.6 million or 24.9% of total European revenue for fiscal 2005.
The percentage increase in revenue from Internet-based services as a percentage of total revenue is principally the result of the continued acceptance of Internet-based methods of collecting data in both the U.S. and Europe.

      Gross profit. Gross profit was $110.7 million or 51.2% of total revenue for fiscal 2006, compared with $103.6 million or 52.6% of total revenue for fiscal 2005. Increases to gross profit were more than offset by the impact of an approximately two point increase in the direct purchases component of cost of services as a percentage of total revenue as a result of the mix of projects for fiscal 2006 compared with fiscal 2005.
      Gross profit is directly affected by overall revenue as well as changes in the pricing and mix of work performed and the cost components on each project (e.g. project personnel time, data processing and data collection) from one period to another. Additionally, gross profit reflects our treatment of all project personnel time which is not allocated to specific revenue-generating projects as either sales and marketing or general and administrative expense based upon the unbillable tasks on which the time is spent.
      Sales and marketing. Sales and marketing expense was essentially flat at $20.3 million or 9.4% of total revenue for fiscal 2006, compared with $20.4 million or 10.3% of total revenue for fiscal 2005. The decrease in sales and marketing expense as a percentage of total revenue was principally due to:

•	our strategic focus on improving the productivity of our selling efforts as discussed earlier, offset in part by a slight increase in the unbillable project personnel time in support of sales and marketing efforts from approximately $7.6 million for fiscal 2005 to $8.0 million for fiscal 2006.
      General and administrative. General and administrative expense increased to $68.5 million or 31.7% of total revenue for fiscal 2006, compared with $65.7 million or 33.4% of total revenue for fiscal 2005. The dollar increase and decrease in general and administrative expense as a percentage of total revenue were principally impacted by the following:

•	$3.1 million in stock-based compensation expense for fiscal 2006 as a result of our adoption of SFAS No. 123(R) on July 1, 2005, while no such expense was recorded in fiscal 2005,

•	$1.0 million increase in employee benefit costs, principally as a result of year-over-year rate increases,

•	$1.0 million increase in unbillable project personnel time included in general and administrative expense from $10.4 million for fiscal 2005 to $11.4 million for fiscal 2006,

•	$0.9 million increase in bonus expense, principally as a result of our improved financial performance, which is directly linked to our bonus plans,

•	$1.5 million decrease in post-employment obligations to former executives from $1.8 million for such obligations to Dr. Gordon S. Black, former Executive Chairman, Robert E. Knapp, former Chairman and Chief Executive Officer, and Theresa A. Flanagan, former Group President, Customer Loyalty Management, during fiscal 2005 to $0.3 million for such obligations to our former Chief Financial Officer, Frank J. Connolly, Jr., during fiscal 2006, and

•	$0.8 million decrease in salary expense, due to ongoing efforts to ensure that headcount levels are appropriately aligned with business needs.
      Depreciation and amortization. Depreciation and amortization was essentially flat at $7.2 million or 3.3% of total revenue for fiscal 2006, compared with $7.4 million or 3.7% of total revenue for fiscal 2005.
      Restructuring charges. See above under “Restructuring” for further discussion regarding our fiscal 2006 and 2005 restructuring plans.

      Interest and other income, net. Net interest and other income was $1.5 million or 0.7% of total revenue for fiscal 2006, compared with $0.6 million or 0.3% of total revenue for fiscal 2005. The increase in net interest and other income was principally impacted by the following:

•	an increase in cash, cash equivalents and marketable securities from $36.5 million at June 30, 2005 to $56.6 million at June 30, 2006, and

•	improved rates of return compared with those of fiscal 2005.
      Income taxes. We recorded a provision for income taxes of $6.3 million on continuing operations for fiscal 2006, compared with a provision for income taxes of $5.1 million on continuing operations for fiscal 2005. Our effective tax rate for fiscal 2006 was 40.1%, compared with 52.8% for fiscal 2005. Our effective tax rate for fiscal 2006 includes $1.0 million in tax benefits realized as a result of the reversal of valuation allowances recorded against tax losses for which it became more likely than not that a portion of the underlying benefit will be realized in the future. Income tax expense was principally a non-cash item for fiscal 2006 and fiscal 2005.

Year Ended June 30, 2005 Versus Year Ended June 30, 2004
      Revenue from services. Total revenue increased by $58.5 million to $197.0 million for fiscal 2005, an increase of 42.2% over fiscal 2004. This increase was driven by the additional revenue that resulted from our September 2004 acquisition of Wirthlin, increases in revenue from our existing U.S. and European operations and to a lesser extent, the additional revenue that resulted from our March 2004 acquisition of Novatris.
      U.S. revenue increased by $37.9 million to $149.9 million for fiscal 2005, an increase of 33.9% over fiscal 2004. This increase in U.S. revenue was due principally to our September 2004 acquisition of Wirthlin.
      European revenue increased by $20.0 million to $46.5 million for fiscal 2005, an increase of 75.7% over fiscal 2004. This increase in European revenue was due principally to our September 2004 acquisition of Wirthlin. Of this increase, $2.7 million was as a result of exchange rate differences from the weakening of the U.S. Dollar against the British Pound.
      Revenue from Internet-based services was $109.3 million or 55.5% of total revenue for fiscal 2005, compared with $86.1 million or 62.2% of total revenue for fiscal 2004. On a geographic basis:

•	U.S. Internet-based revenue was $97.7 million or 65.2% of total U.S. revenue for fiscal 2005, compared with $81.9 million or 73.2% of total U.S. revenue for fiscal 2004.

•	European Internet-based revenue increased to $11.6 million or 24.9% of total European revenue for fiscal 2005, compared with $4.2 million or 15.7% of total European revenue for fiscal 2004. This increase was the result of our continued efforts to build our European panel, as well as our acquisition of Novatris in March 2004. Novatris contributed $4.4 million in revenue from Internet-based services during fiscal 2005.
The decrease in Internet revenue as a percentage of total revenue for fiscal 2005 compared with fiscal 2004 was attributable to the September 2004 acquisition of Wirthlin, whose business relied principally on traditional methods of collecting data.
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

      Sales and marketing. Sales and marketing expenses increased to $20.4 million or 10.3% of total revenue for fiscal 2005, compared with $11.9 million or 8.6% of total revenue for fiscal 2004. The increase in sales and marketing expense was principally impacted by the following:

•	management’s plan to increase sales in part by increasing our sales force throughout fiscal 2005, and

•	$4.9 million increase in unbillable project personnel time in support of sales and marketing efforts from $2.7 million for fiscal 2004 to $7.6 million for fiscal 2005.
      General and administrative. General and administrative expenses increased to $65.7 million or 33.4% of revenue for fiscal 2005, compared with $44.0 million or 31.7% of revenue for fiscal 2004. The increase in general and administrative expense was principally impacted by the following:

•	$10.0 million increase in payroll and benefit expenses, principally driven by the addition of staff as a result of our September 2004 acquisition of Wirthlin,

•	$1.9 million increase in rent expense, principally attributable to the relocation of our New York City office and the assumption of leases in connection with the Wirthlin acquisition for offices located in Reston, Virginia, Cincinnati, Ohio, Orem, Utah, Grand Rapids, Michigan, Chicago, Illinois, and Salt Lake City, Utah,

•	$1.8 million in post-employment obligations to Dr. Gordon S. Black, former Executive Chairman, Robert E. Knapp, former Chairman and Chief Executive Officer, and Theresa A. Flanagan, former Group President, Customer Loyalty Management,

•	$1.6 million increase in professional services fees, including fees related to compliance with the Sarbanes-Oxley Act of 2002,

•	$1.4 million increase in travel expense, due principally to domestic and international travel required in connection with the integration of the Wirthlin acquisition, and

•	$5.1 million increase in unbillable project personnel time included in general and administrative expense from $5.3 million for fiscal 2004 to $10.4 million for fiscal 2005.
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
      Restructuring charges. See above under ‘Restructuring’ for further discussion regarding our fiscal 2005 restructuring plan. No restructuring charges were recorded during fiscal 2004.
      Interest and other income, net. Net interest and other income totaled $0.6 million or 0.3% of total revenue for fiscal 2005, a slight increase over net interest and other income of $0.5 million or 0.4% of revenue for fiscal 2004.
      Income taxes. We recorded an income tax provision of approximately $5.1 million on continuing operations for fiscal 2005, compared with an income tax benefit of $16.0 million on continuing operations for fiscal 2004. Our effective tax rate for fiscal 2005 was 52.8%, which differed from an anticipated effective tax rate of 42% principally due to the effects of a change in estimate during fiscal 2005 associated with State tax apportionment factors, partially attributable to our acquisition of Wirthlin in September 2004. Income tax expense was principally a non-cash item for fiscal 2005 and fiscal 2004.

Significant Factors Affecting Company Performance

Our Revenue Mix and Gross Profitability
      We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects contain three specific phases as outlined in the chart below. Generally, the costs of a project are spread evenly across those three phases.
      Internet-based data collection has certain fixed costs relating to data collection, panel incentives and database development and maintenance. When the volume of Internet-based work reaches the point where fixed costs are absorbed, increases in Internet-based revenue tend to increase profitability, assuming that project professional service components and pricing are comparable and operating expenses are properly controlled.
      Projects designated as Internet-based may have traditional data collection components, particularly in multi-country studies where Internet databases are not fully developed. That traditional data collection component tends to decrease the profitability of the project. Profitability is also decreased by direct costs of outsourcing (programming and telephone data collection) and incentive pass-through costs.
      For further information regarding Internet-based revenue, by quarter, for the fiscal years ended June 30, 2005 and 2006, please see the table in “Our Ability to Measure Our Performance” below.

Our Ability to Measure Our Performance
      During the first half of fiscal 2006, we began publicly reporting certain key operating metrics, specifically sales bookings, ending sales backlog, billable full-time equivalents, days of sales outstanding and utilization. Each of these key operating metrics enables us to measure the current and forecasted performance of our business relative to historical trends and promote a management culture that focuses on accountability. We believe that this ultimately leads to increased productivity and more effective and efficient use of our human and capital resources.

      Key operating metrics, by quarter, for the fiscal years ended June 30, 2005 and 2006 are as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	FY2005	FY2005	FY2005	FY2005	FY2006	FY2006	FY2006	FY2006

Internet Revenue (% of total revenue)	61%	49%	57%	56%	57%	59%	60%	56%
US Internet Revenue (% of US revenue)	73%	59%	66%	64%	67%	67%	66%	64%
European Internet Revenue (% of European revenue)	25%	20%	26%	29%	27%	28%	32%	28%
Cash & Marketable Securities	$37.9	$39.7	$34.6	$36.5	$37.4	$48.0	$57.9	$56.6
Sales Bookings(1)	$32.0	$44.3	$59.9	$47.8	$44.9	$59.5	$66.3	$47.9
Ending Sales Backlog(2)	$38.7	$53.8	$62.9	$56.5	$52.5	$57.2	$71.2	$59.0
Billable Full Time Equivalents (FTEs)	609	763	755	729	749	734	721	727
Days Sales Outstanding (DSO)	58 days	40 days	46 days	52 days	53 days	44 days	32 days	43 days
Utilization(1)	64%	62%	60%	61%	56%	64%	63%	64%

(1)	Q1 and Q2 FY2005 exclude Wirthlin

(2)	Q1 FY2005 excludes WirthlinWorldwide; Q2 includes the addition of $9.3 million of Wirthlin sales backlog for the periods prior to 12/31/04 which are not reflected in the reported Q1 and Q2 FY2005 sales bookings.
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
      Sales bookings for the three months ended June 30, 2006 were consistent with sales bookings for the same prior year period. However, we believe that the increased levels of sales bookings achieved in fiscal 2006 compared to fiscal 2005 are a strong indicator that our sales productivity improvement initiatives through deep account penetration are paying dividends for us.
      Tracking sales bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we are also mindful that sales bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New sales bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported.
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

      Ending sales backlog of $59.0 million for the three months ended June 30, 2006 represented a 4.4% increase compared with the ending sales backlog for the same prior year period. We believe that this increase and the overall growth in our ending sales backlog quarter by quarter when compared with the prior year are also strong indicators of the success of our strategic initiative to improve our sales productivity through deep account penetration.
      Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent a monthly average for the periods reported.
      Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.
      Billable FTE’s of 727 for the three months ended June 30, 2006 were essentially flat with the 729 billable FTE’s reported for the same prior year period.
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
      DSO for the three months ended June 30, 2006 represented a 17.3% improvement compared with DSO for the three months ended June 30, 2005. This improvement, as well as the improved DSO for the fiscal year ended June 30, 2006 when compared with the prior year, was the result of our continued focus on ensuring the effectiveness of our collection efforts and was also a key driver of the 55% increase in our cash and marketable securities at June 30, 2006 when compared with June 30, 2005.
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
      Utilization for the three months ended June 30, 2006 was 64% compared with 61% for the same prior year period. This improvement and the improved utilization since the first quarter of fiscal 2006 are the result of our continued focus on minimizing unbillable professional staff time.
Liquidity and Capital Resources

Cash and Cash Equivalents
      The following table sets forth net cash provided by operating activities, net cash (used in) investing activities and net cash (used in) provided by financing activities, for the fiscal years ended June 30:

	2006	2005	2004

Net cash provided by operating activities	$27,885	$17,528	$17,157
Net cash (used in) investing activities	(24,346)	(13,982)	(24,494)
Net cash (used in) provided by financing activities	(5,372)	(3,794)	4,944

      Net cash provided by operating activities. Net cash provided by operating activities increased to $27.9 million for fiscal 2006, compared with $17.5 million for fiscal 2005. The increase in net cash provided by operating activities was principally attributable to the following:

•	increase in income from continuing operations, net of non-cash items such as depreciation and amortization, stock-based compensation and restructuring charges (net of cash payments), and

•	an improvement in the timeliness of collecting amounts due on outstanding invoices, as noted by a $6.2 million increase in cash collected on accounts receivable and a $2.1 million increase in cash collected on amounts billed in excess of costs (deferred revenue).
      Net cash provided by operating activities increased to $17.5 million for fiscal 2005, compared with $17.2 million for fiscal 2004. The increase in net cash provided by operating activities was principally attributable to the following:

•	decrease in income from continuing operations, net of non-cash items such as depreciation and amortization and restructuring charges (net of cash payments), and

•	increases in accounts payable and accrued expenses of $1.7 million and $2.3 million, respectively, both of which were principally the result of our September 2004 acquisition of Wirthlin.
      Net cash (used) in investing activities. Net cash used in investing activities increased to $24.3 million for fiscal 2006, compared with $14.0 million for fiscal 2005. The increase in net cash used in investing activities was principally attributable to the following:

•	$20.8 million decrease in net cash paid in connection with acquisitions. There were no acquisitions in the current year, compared with $20.8 million in net cash paid for our September 2004 acquisition of Wirthlin,

•	$21.9 million increase in cash used for the purchase of marketable securities from $27.3 million for fiscal 2005 to $49.2 million for fiscal 2006,

•	$19.1 million decrease in proceeds from maturities and sales of marketable securities from $46.6 million for fiscal 2005 to $27.5 million for fiscal 2006,

•	$7.3 million decrease in cash used for capital expenditures from $9.4 million for fiscal 2005 to $2.1 million for fiscal 2006, principally impacted by $4.6 million in leasehold improvements to our New York City office during the prior year, and

•	$0.5 million used for the acquisition of intangible assets during fiscal 2006, down from $4.0 million for fiscal 2005.
      Net cash used in investing activities decreased to $14.0 million for fiscal 2005, compared with $24.5 million for fiscal 2004. The decrease in net cash provided by investing activities was principally attributable to the following:

•	$18.2 million increase in cash paid in connection with acquisitions from $2.6 million for our March 2004 acquisition of Novatris to $20.8 million for our September 2004 acquisition of Wirthlin,

•	$14.9 million decrease in cash used for the purchase of marketable securities from $42.2 million for fiscal 2004 to $27.3 million for fiscal 2005,

•	$24.6 million increase in proceeds from maturities and sales of marketable securities from $22.0 million for fiscal 2004 to $46.6 million for fiscal 2005, $14.2 million of which were used to fund our acquisition of Wirthlin,

•	$7.9 million increase in cash used for capital expenditures from $1.5 million for fiscal 2004 to $9.4 million for fiscal 2005, principally impacted by $4.6 million in leasehold improvements to our New York City office, and

•	$4.0 million used for the acquisition of certain trademarks during fiscal 2005, with no similar activity in fiscal 2004.
      Net cash (used in) provided by financing activities. Net cash used in financing activities increased to $5.4 million for fiscal 2006, compared with $3.8 million for fiscal 2005. The increase from fiscal 2005 to fiscal 2006 was principally attributable to the following:

•	$6.1 million decrease in cash used to repay outstanding notes, as all such notes were paid in full during fiscal 2005,

•	$1.2 million decrease in cash provided by the issuance of common stock and stock option exercises from $2.3 million for fiscal 2005 to $1.1 million for fiscal 2006, and

•	$6.5 million in cash used to repurchase shares of our common stock under the Repurchase Program, which commenced in May 2006.
      Net cash used in financing activities was $3.8 million for fiscal 2005, compared with net cash provided by financing activities of $4.9 million for fiscal 2004. The decrease from fiscal 2004 to fiscal 2005 was principally attributable to the following:

•	$2.6 million decrease in cash provided by the issuance of common stock and stock option exercises from $4.9 million for fiscal 2004 to $2.3 million for fiscal 2005, and

•	Repayment of $6.1 million in outstanding notes acquired in connection with the September 2004 acquisition of Wirthlin, whereas no such note repayments occurred during fiscal 2004.

Working Capital
      At June 30, 2006, we had cash and cash equivalents of $11.5 million, a decrease of 12.6% from $13.1 million at June 30, 2005. In addition, we also had $45.1 million in marketable securities at June 30, 2006, an increase of 93.0% from $23.4 million at June 30, 2005. Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate are necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If we acquire additional businesses, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.
      Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services, our promotional activities and our acquisition activities. For the fiscal year ending June 30, 2007, our capital expenditures are expected to range between $4.5 and $5.5 million. We believe that cash generated from our operations and the cash and marketable securities we currently hold at June 30, 2006 are sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
      In order to continue to generate revenue, we must constantly develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.

Share Repurchase Program
      On May 3, 2006, the Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) in an effort to improve shareholder return on investment. Under the Repurchase Program, up to $25.0 million may be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized. Purchases may be made in the open market or in any private transaction, and in accordance with applicable laws, rules, and regulations. The Repurchase Program and related activity are more fully described above in Item 5 — “Issuer Purchases of Equity Securities.”
      During the year ended June 30, 2006, we repurchased 1,275,400 shares of common stock at an average price per share of $5.06 for an aggregate purchase price of $6.5 million. All shares repurchased were subsequently retired.
      At June 30, 2006, the Repurchase Program had $18.5 million in available capacity. We anticipate using the remaining program capacity during the fiscal year ending June 30, 2007, subject to the conditions described above.

Line and Letters of Credit
      At June 30, 2006, we had, and continue to maintain, a line of credit with a commercial bank that provides borrowing availability up to $10.0 million, at the prime interest rate (8.25% at June 30, 2006). Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at June 30, 2006, but there were letters of credit outstanding of approximately $4.2 million, which correspondingly reduce our available borrowing capacity under the line of credit. Among them is a letter of credit for €3.1 million (approximately $3.9 million based on the June 30, 2006 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended March 31, 2004.
      On August 15, 2006, we entered into a Credit Agreement (the “Agreement”) with a commercial bank (the “Bank”) for a line of credit which will enable us to borrow up to a maximum of $15.0 million at any one time outstanding (“Credit Facility”). Borrowings under the Credit Facility are repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on May 31, 2007. Additionally, the Bank agrees to issue letters of credit under the line of credit at our request in an aggregate amount not to exceed $15.0 million. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, we must cash collateralize outstanding letters of credit.
      The Credit Facility expires on May 31, 2007. The Note bears interest at the Prime Rate, LIBOR plus 75 basis points or the Federal Funds rate plus 75 basis points, based upon instructions provided by us as to whether advances are Prime Rate, LIBOR or Federal Funds Rate advances. The Credit Facility contains affirmative covenants that require us to maintain insurance, maintain our existence, provide financial information to the Bank, and provide the Bank with notice of material claims against us and defaults under the Credit Facility. It also contains covenants that, among other things, limit our ability to change the nature of our business, cease operations, merge, acquire or consolidate with any other entity (unless we are the surviving entity in such a merger, acquisition or consolidation), change our name, or sell a material part of our assets outside of the ordinary course of business, which sale would have a material adverse effect on us. We also agree not to grant security interests in our accounts, our payment intangibles and our general intangibles relating to the payment of money.
      We are arranging to substitute letters of credit under the Credit Facility for letters of credit currently outstanding issued by the commercial bank with which we have a $10.0 million line of credit, for our account. Upon completion of such substitutions, our existing facilities with that commercial bank will be terminated.
      At June 30, 2006 and 2005, we had no short-term or long-term borrowings.

Off-Balance Sheet Risk Disclosure
      At June 30, 2006 and 2005, we did not have any transactions, agreements or other contractual arrangements with any entity unconsolidated with us constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
Contractual Cash Obligations (in thousands)
      Our consolidated contractual cash obligations and other commercial commitments as of June 30, 2006 are as follows:

Payments Due by Period

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	20,539	5,527	9,420	5,025	567
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$20,539	$5,527	$9,420	$5,025	$567

Recent Accounting Pronouncements
      See “Recent Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements contained in this Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our Consolidated Financial Statements as of June 30, 2006, for the year then ended, as well as the expected impact on our Consolidated Financial Statements for future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions. We have international sales and continuing operations in the United Kingdom, France, Hong Kong and China. Therefore, we are subject to foreign currency rate exposure. Non-U.S. sales are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.
      Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our continuing international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our U.S. operations. While the U.K. now contributes significantly to our revenues, we continue to believe that our exposure to foreign currency fluctuation risk is low, given that our U.K. operations have historically produced low operating profits. However, if the operating profits in the U.K. increase and we continue to expand in Europe, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
      We performed a sensitivity analysis as of June 30, 2006. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial position, results of operations and cash flows. Therefore, we have not entered into any arrangements that involve derivative financial instruments to mitigate our exposure to translation and transaction risk. However, this does not preclude our adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, we will continue to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.

Item 8.	Financial Statements and Supplementary Data
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Harris Interactive Inc.:
     We have completed integrated audits of Harris Interactive Inc.’s June 30, 2006 and June 30, 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its June 30, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on July 1, 2005.
Internal Control over Financial Reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

PricewaterhouseCoopers LLP
Rochester, New York
September 13, 2006

HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$11,465	$13,118
Marketable securities	45,145	23,392
Accounts receivable, less allowances of $70 and $205, respectively	35,454	35,041
Unbilled receivables	9,502	9,949
Prepaid expenses and other current assets	5,436	4,610
Deferred tax assets	3,534	4,339
Assets held for sale	761	740

Total current assets	111,297	91,189
Property, plant and equipment, net	9,759	11,788
Goodwill	103,454	101,287
Other intangibles, net	11,648	12,865
Deferred tax assets	16,827	21,644
Other assets	1,572	1,385

Total assets	$254,557	$240,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,495	9,611
Accrued expenses	21,573	21,519
Deferred revenue	16,720	13,785

Total current liabilities	49,788	44,915
Deferred tax liabilities	563	967
Other long-term liabilities	2,928	1,783
Commitments and Contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2006 and 2005	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 60,832,558 shares issued and outstanding at June 30, 2006 and 61,374,981 shares issued and outstanding at June 30, 2005	61	61
Additional paid-in capital	219,954	221,032
Accumulated other comprehensive income	597	194
Accumulated deficit	(19,334)	(28,794)

Total stockholders’ equity	201,278	192,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,557	$240,158

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended June 30,

	2006	2005	2004

Revenue from services	$216,011	$196,965	$138,482
Cost of services	105,358	93,330	64,543

Gross profit	110,653	103,635	73,939
Operating expenses:
Sales and marketing	20,336	20,366	11,915
General and administrative	68,540	65,746	43,964
Depreciation and amortization	7,235	7,362	4,796
Restructuring charges	250	1,132	—

Total operating expenses	96,361	94,606	60,675

Operating income	14,292	9,029	13,264
Interest and other income	1,534	742	637
Interest expense	(20)	(150)	(107)

Income from continuing operations before income taxes	15,806	9,621	13,794

Provision (benefit) for income taxes	6,346	5,083	(16,009)

Income from continuing operations	9,460	4,538	29,803
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	—	(2,955)	115

Net income	$9,460	$1,583	$29,918

Basic net income (loss) per share(*):
Continuing operations	$0.15	$0.08	$0.53
Discontinued operations	—	(0.05)	0.00

Basic net income per share	$0.15	$0.03	$0.53

Diluted net income (loss) per share(*):
Continuing operations	$0.15	$0.07	$0.52
Discontinued operations	—	(0.05)	0.00

Diluted net income per share	$0.15	$0.03	$0.52

Weighted average shares outstanding — basic	61,511,031	60,264,152	56,099,330

Weighted average shares outstanding — diluted	61,685,777	61,238,064	57,444,785

(*) Figures may not add due to rounding
The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,

	2006	2005	2004

Cash flows from operating activities:
Net income	$9,460	$1,583	$29,918
Adjustments to reconcile net income to net cash used in operating activities —
Depreciation and amortization	7,235	7,362	4,796
Deferred taxes	5,218	3,759	(24,994)
Stock-based compensation	3,141	—	—
Impairment of goodwill attributable to discontinued operations	—	2,954	—
Restructuring (credits) charges and asset write-offs	250	1,132	(150)
Less: Cash outflows related to restructuring charges	(590)	(643)	—
Fair value of shares received as consideration in sale of discontinued operations and subsequently retired	—	(1,108)	—
401(k) matching contribution	1,166	1,032	728
Income tax benefit from exercise of stock options	—	859	8,026
Amortization of premium and (discount) on marketable securities	(40)	22	373
Amortization of deferred compensation	—	—	56
(Increase) decrease in assets, net of acquisition —
Accounts receivable	(80)	(6,239)	(1,284)
Unbilled receivables	551	(1,258)	(1,838)
Other current assets	(2,032)	(472)	(1,452)
Other assets	(183)	1,566	460
(Decrease) increase in liabilities, net of acquisition —
Accounts payable	1,812	1,689	170
Accrued expenses	(352)	2,298	2,320
Deferred revenue	2,824	760	(60)
Other liabilities	(495)	1,072	135
Cash provided by operating activities of discontinued operations	—	1,160	(47)

Net cash provided by operating activities	27,885	17,528	17,157

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(20,767)	(2,623)
Cash proceeds from sale of discontinued operations	—	768	—
Purchase of marketable securities	(49,223)	(27,323)	(42,229)
Proceeds from maturities and sales of marketable securities	27,547	46,580	21,995
Capital expenditures	(2,145)	(9,426)	(1,545)
Acquisition of intangible assets	(525)	(4,000)	—
Cash provided by (used in) investing activities of discontinued operations	—	186	(92)

Net cash (used in) investing activities	(24,346)	(13,982)	(24,494)

Cash flows from financing activities:
Repayments of outstanding notes	—	(6,076)	—
Repurchase of common stock	(6,459)	—	—
Issuance of common stock and stock options	1,087	2,282	4,944

Net cash (used in) provided by financing activities	(5,372)	(3,794)	4,944

Effect of exchange rate changes on cash and cash equivalents	180	175	233

Net (decrease) in cash and cash equivalents	(1,653)	(73)	(2,160)
Decrease (increase) in cash and cash equivalents from discontinued operations	—	680	(1,057)
Cash and cash equivalents at beginning of period	13,118	12,511	15,728

Cash and cash equivalents at end of period	$11,465	$13,118	$12,511

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock				Accumulated	Retained
	Outstanding		Additional	Unamortized	Other	Earnings	Total
			Paid-in	Deferred	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity

Balance at June 30, 2003	54,501	55	179,108	(56)	(323)	(60,295)	118,489
Comprehensive income:
Net income						29,918	29,918
Unrealized (loss) on marketable securities					(188)		(188)
Foreign currency translation					503		503

Total comprehensive income							30,233

Exercise of options	2,034	2	4,536				4,538
Issuance of common stock under Employee Stock Purchase Plan	67		373				373
Income tax benefit on exercise of stock options			8,026				8,026
Amortization of deferred compensation				56			56
Issuance of common stock under 401(k) Plan	96		728				728
Issuance of common stock for acquisitions	315		3,046				3,046

Balance at June 30, 2004	57,013	57	195,817	—	(8)	(30,377)	165,489
Comprehensive income:
Net income						1,583	1,583
Unrealized gain on marketable securities					76		76
Foreign currency translation					126		126

Total comprehensive income							1,785

Exercise of options	776		1,792				1,792
Issuance of common stock under Employee Stock Purchase Plan	109		515				515
Issuance of common stock under 401(k) Plan	196		1,032				1,032
Income tax benefit on exercise of stock options			859				859
Issuance of common stock for acquisitions	3,525	4	22,125				22,129
Retirement of common stock surrendered in connection with sale of Japanese subsidiaries	(244)		(1,108)				(1,108)

Balance at June 30, 2005	61,375	61	221,032	—	194	(28,794)	192,493
Comprehensive income:
Net income						9,460	9,460
Unrealized gain on marketable securities					47		47
Foreign currency translation					356		356

Total comprehensive income							9,863

Issuance of restricted stock and exercise of options	356		542				542
Issuance of common stock under Employee Stock Purchase Plan	142		532				532
Issuance of common stock under 401(k) Plan	235		1,166				1,166
Stock-based compensation expense			3,141				3,141
Retirement of common stock repurchased through Share Repurchase Program	(1,275)		(6,459)				(6,459)

Balance at June 30, 2006	60,833	61	219,954	—	597	(19,334)	201,278
The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2006, 2005 and 2004
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

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly-owned subsidiaries. There are no unconsolidated entities or off-balance sheet arrangements. All intercompany accounts and transactions have been eliminated.

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

Reclassifications
      It is the Company’s policy to reclassify amounts in prior years’ consolidated financial statements to conform to the current year’s presentation (see Note 7, “Revision in the Classification of Certain Securities”). Additionally, the Company has revised its Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2005 and 2004 to separately disclose the operating and investing portions of the cash flows attributable to our discontinued operations. These amounts were previously reported on a combined basis. In order to reconcile the cash flows of our discontinued operations to cash and cash equivalents for all periods presented, the Company has included the caption ’Decrease (increase) in cash and cash equivalents from discontinued operations.’ The cash and cash equivalents of our discontinued operations were included in the assets classified as held for sale, which were sold in May 2005 and thus, were excluded from cash and cash equivalents presented for the fiscal years ended June 30, 2005 and 2004.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid instruments with a remaining maturity of three months or less at date of purchase.

Marketable Securities
      The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
Securities. All investments have been classified as available-for-sale securities as of June 30, 2006 and 2005. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses as well as interest and dividends on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for estimated losses resulting from the inability of clients to make required payments. The collectibility of outstanding client invoices is continually assessed. In estimating the allowance, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a client’s ability to pay.

Concentration of Credit Risk
      Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. Credit losses are provided for in the consolidated financial statements and are monitored by management to ensure that they are consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large client base. For fiscal years 2006, 2005 and 2004, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

Goodwill
      Acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141, Business Combinations. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Identifiable intangible assets are valued separately and are amortized over their expected useful life.
      Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill as of that date. SFAS No. 142 requires the

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
Company to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. As the Company has one reportable segment, the entity-wide approach for assessing goodwill is utilized. Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. The Company performed the initial step by comparing the Company’s fair market value as determined by its publicly traded stock to the carrying amount of the reporting unit. Based upon its annual evaluations, the Company determined that the fair value of the reporting unit exceeded the carrying amount at June 30, 2006, 2005 and 2004, resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.
      Prior to performing its annual impairment analysis for the fiscal year ended June 30, 2005, the Company recorded a $2,954 impairment charge during the third quarter of fiscal 2005 for the full amount of the goodwill attributable to HI Japan, the operations of which have been classified as discontinued operations (see Note 5, “Discontinued Operations”).

Intangible and Other Long-Lived Assets
      The Company’s intangible assets are stated at cost less accumulated amortization and are amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	9 years
Client relationships	3 to 10 years
Trade names	2 to 20 years

Computer Software Developed or Obtained for Internal Use
      The Company follows the provisions of Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in SOP 98-1 are included in other assets in the consolidated balance sheet and amounted to $2,421 and $1,910 at June 30, 2006 and 2005, respectively. Amortization expense related to these costs amounted to $1,251, $1,118 and $960 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
impairment is identified, the Company reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

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

Post-employment Payments
      The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part, the payments relate to other relationships between the parties. The Company accounts for its obligations under these agreements in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43.

Revenue Recognition
      The Company recognizes revenue from services on a proportional performance basis using the cost-to-cost methodology, which the Company believes is effectively equivalent to output measures. The Company’s services typically include a series of surveys and a deliverable report in which the timing and frequency vary by contract. Progress on a contract is tracked continuously through our accounting system and is matched against project costs and costs to complete on a periodic basis. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as it becomes probable that such losses will occur.
      Invoices to clients are generated based upon the achievement of specific events, as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Such events may not be directly related to the performance of services. Revenues earned on contracts in progress in excess of billings are classified as unbilled receivables. Amounts billed in excess of revenues earned are classified as deferred revenue.
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
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
      In 2003, the EITF issued Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities to determine if separate units of accounting exist in such projects. The Company has reviewed the provisions of Issue No. 00-21 and determined that those provisions are consistent with the Company’s existing policies and therefore, the implementation of Issue No. 00-21 did not have a significant effect on the consolidated statements of operations for the fiscal years ended June 30, 2006, 2005 or 2004.

Cost of Services
      The Company’s direct costs associated with providing services principally consist of project personnel, which relate to the labor costs directly associated with a project, panelist incentives, which represent cash and non-cash incentives awarded to individuals who complete surveys, data processing, which represents both the internal and out-sourced processing of survey data, and other direct costs related to survey production.

Panelist Incentives
      Since July 2001, the Company has had a customer loyalty program, HIpoints, whereby points are awarded to market survey respondents who register for the Company’s online panel, complete online surveys and refer others to join the Company’s online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity. The Company maintains a reserve for its obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is estimated based on the Company’s actual redemption rates since the inception of the program.
      In addition, the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives as they are earned.

Advertising Expenses
      Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. Such expenses amounted to $1,476, $1,917 and $820 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Stock-Based Compensation
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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
July 1, 2005, including employee stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”), be recognized in the financial statements as stock-based compensation expense based on their fair value on the date of grant using an option-pricing model, such as the Black-Scholes model. Accordingly, prior period amounts have not been revised.
      SFAS No. 123(R) requires that the Company estimate forfeitures when recognizing stock-based compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized stock-based compensation expense to be recognized in future periods.
      See Note 14, “Stock-Based Compensation,” for further information on stock-based compensation.

Income Taxes
      The Company follows the asset and liability approach to account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has not provided U.S. deferred income taxes applicable to the unremitted earnings of its foreign subsidiaries, as these amounts are considered to be indefinitely reinvested outside the U.S.

Net Income Per Share
      In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

Foreign Currency Translation
      For the Company’s subsidiaries located outside of the United States, the local currency is the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of those subsidiaries are translated into U.S. Dollars as follows. Consolidated assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Consolidated income, expenses and cash flows are translated at the average exchange rates for each period and stockholders’ equity is translated using historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)

Comprehensive Income
      The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of two components, net income and accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized holding gain (loss) on available-for-sale marketable securities and the foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Segment Reporting
      The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company currently has one reportable segment. The basis for determining the Company’s reportable segment is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions.
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

FSP No. FAS 123(R)-2
      In October 2005, the FASB released FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). FSP No. FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and the key

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP No. FAS 123(R)-2 during the fiscal quarter ended December 31, 2005.

FSP No. FAS 123(R)-3
      In November 2005, the FASB released FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, FSP No. FAS 123(R)-3 allows an entity to apply either the accounting treatment of the tax effects of share-based payment awards to employees as prescribed by SFAS No. 123(R) or the alternative transition method prescribed by FSP No. FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP No. FAS 123(R)-3 to evaluate its available transition alternatives and make a one-time election. Until and unless an entity elects the transition method described in FSP No. FAS 123(R)-3, the entity should follow the transition method described in SFAS No. 123(R). The Company has elected the alternative transition method described in FSP No. FAS 123(R)-3.

SFAS No. 155
      In February 2006, the FASB released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt SFAS No. 155 on July 1, 2007 and does not expect that it will have an impact on the Company’s Consolidated Financial Statements.

FSP No. FAS 123(R)-4
      In February 2006, the FASB released FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). SFAS No. 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

2.	Summary of Significant Accounting Policies — (Continued)
There was no material impact to the Company’s Consolidated Financial Statements as a result of applying this pronouncement.

SFAS No. 156
      In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 on July 1, 2007 and does not expect that it will have an impact on the Company’s Consolidated Financial Statements.

FIN 48
      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. Interpretation No. 48 requires that the tax effects of a position be recognized only if it is “more-likely- than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt Interpretation No. 48 on July 1, 2007 and is currently assessing the potential impact on the Company’s Consolidated Financial Statements.

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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

3.	Business Combinations — (Continued)
savings and other synergies, including the ability to cross-sell to one another’s clients, offer more comprehensive and diverse services and use a combined worldwide network. This acquisition has also provided the opportunity to convert Wirthlin traditional-based clients to the Internet. Additionally, this acquisition has assisted in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods.
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
      The acquisition was accounted for under the purchase method in accordance with SFAS No. 141 and was included in the Company’s financial statements commencing on September 9, 2004. The Company recorded $39,782 in goodwill, $7,780 in intangible assets and a deferred tax liability of $2,742 related to the acquisition, along with the other intangible assets acquired and liabilities assumed as shown below. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, trade names and covenants not to compete with assigned values of $6,990, $290, and $500, respectively, and useful lives (in years) of 10, 2, and 2, respectively.
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$11,827
Property, plant and equipment, net	1,687
Goodwill, including $3,926 of acquired goodwill	39,782
Intangible assets	7,780
Other long-term assets	2,280

Total assets acquired	63,356

Current liabilities	(10,363)
Deferred tax liability	(2,742)
Notes payable, current	(2,828)
Notes payable, long-term	(3,248)

Total liabilities assumed	(19,181)

Net assets acquired	$44,175

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

3.	Business Combinations — (Continued)
      Prior to the Company’s acquisition of Wirthlin, Wirthlin entered into agreements with certain former holders of stock in a Wirthlin U.K. subsidiary pursuant to which they could receive up to $206 in contingent consideration for achieving established revenue targets for each of the three years ended September 30, 2005, 2006 and 2007. The contingent payment related to the year ended September 30, 2005 was previously recorded as a goodwill adjustment during the fourth quarter of the prior fiscal year. During the fourth quarter of fiscal 2006, it became probable that the contingent payment related to year two will be made and thus, goodwill was adjusted accordingly (see Note 9, “Goodwill”). The payment related to year three of the agreement will be recorded at the time that the likelihood of making the payment becomes probable and the amount becomes estimable.
      The unaudited pro-forma information set forth below assumes that the acquisition of Wirthlin had occurred at the beginning of fiscal 2004, after giving effect to adjustments for the amortization of intangibles, as well as the impact of the Company’s sale of its Japanese subsidiaries. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time.

	Twelve Months Ended June 30,

		(Pro-forma)	(Pro-forma)
		(Unaudited)	(Unaudited)
	2006	2005	2004

Revenue from services	$216,011	$210,702	$193,498
Net income	9,460	1,887	33,867
Basic net income per share	$0.15	$0.03	$0.60
Diluted net income per share	$0.15	$0.03	$0.59

Novatris
      On March 2, 2004 the Company acquired all of the issued and outstanding shares of the capital stock of Novatris, S.A. (“Novatris”), a privately owned share corporation organized and existing under the laws of France, pursuant to the Share Purchase Agreement (the “Share Purchase Agreement”) among the Company, Harris Interactive International, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company and Novatris.
      The Company and Novatris were engaged in complementary businesses in the market research and polling industry. The acquisition added approximately one million panel members to the Company’s existing European panel and has created opportunities for revenue growth, cost savings and other synergies.
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
Years Ended June 30, 2006, 2005 and 2004

3.	Business Combinations — (Continued)
      The acquisition was accounted for under the purchase method in accordance with SFAS No. 141 and was included in the Company’s consolidated financial statements commencing on March 2, 2004. The Company recorded $5,682 in goodwill, $2,440 in intangible assets and a deferred tax liability of $830 related to the acquisition along with the other tangible assets acquired and liabilities assumed as shown below. The goodwill is not deductible for tax purposes. The intangible assets consisted of an Internet respondent database, customer relationships and trade names with assigned values of $2,000, $240 and $200, respectively, and useful lives (in years) of 9, 3 and 6, respectively.
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,651
Property, plant and equipment, net	138
Goodwill	5,682
Intangible assets	2,440
Other long-term assets	511

Total assets acquired	10,422

Current liabilities	(2,348)
Non-current liabilities	(1,417)
Deferred tax liability	(830)

Total liabilities assumed	(4,595)

Net assets acquired	$5,827

      Under the terms and conditions of the Share Purchase Agreement, the selling security holders could receive up to €1,351 (approximately $1,727 based on the June 30, 2006 Euro to U.S. Dollar conversion rate) in contingent consideration for achieving established net profit targets for the three calendar years ended December 31, 2006 as well as an additional €1,351 in contingent consideration for achieving the established panel growth target for the three calendar years ended December 31, 2006. In the event that either of the above contingencies occurs, the Company will allocate the contingent payments to goodwill.
      During the fourth quarter of fiscal 2005, the amount of consideration due to the selling security holders in connection with their achievement of the established net profit target for the calendar year ended December 31, 2004 became determinable upon receipt of audited statutory financial statements. As a result, the Company recorded a liability of €452 (approximately $546 based on the June 30, 2005 Euro to U.S. Dollar conversion rate) and a corresponding adjustment to goodwill (see Note 9, “Goodwill”).
      During the second quarter of fiscal 2006, it became probable that Novatris had achieved the established net profit target for the calendar year ended December 31, 2005, subject to receipt of final audited statutory financial statements. As a result, the Company recorded a liability of €452 (approximately $534 based on the December 31, 2005 Euro to U.S. Dollar conversion rate) and a corresponding adjustment to goodwill. Additionally, during the third quarter of fiscal 2006, it became probable that Novatris will achieve the established panel growth target described above. As a result, the Company recorded a liability of €1,351 (approximately $1,640 based on the

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

3.	Business Combinations — (Continued)
March 31, 2006 Euro to U.S. Dollar conversion rate) and a corresponding adjustment to goodwill (see Note 9, “Goodwill”).
      Novatris, whose fiscal year prior to the acquisition was the calendar year, experienced losses of approximately $1,000 during the calendar year ended December 31, 2002 and essentially broke even during the calendar year ended December 31, 2003. As Novatris was a private organization prior to the acquisition, the Company does not have audited financial statements that are presented in accordance with accounting principles generally accepted in the United States of America to provide relevant pro-forma financial results for the fiscal year ended June 30, 2004. Therefore, no such results are reported.

4.	Restructuring Charges

Fiscal 2006
      During the fourth quarter of fiscal 2006, the Company recorded $250 in restructuring charges directly related to certain actions designed to align the cost structure of its U.K. operations with the operational needs of that business. Management developed a formal plan that included the closure of two facilities in Macclesfield and Stockport and consolidation of those operations into the Company’s Hazel Grove location. This facilities consolidation was completed by June 30, 2006 at a cost of $59, the majority of which represents cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, the Company classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144. The Company is currently in the process of identifying potential buyers for the Stockport facility and expects to sell the facility as soon as practicable but no later than June 7, 2007. The Company believes that the current carrying value of that facility and the related assets do not exceed their fair value less anticipated selling costs, based upon an independent third party appraisal. The consolidation resulted in the disposal of certain fixed assets, the financial impact of which was less than $100. Anticipated selling costs are expected to be less than $100, all of which will involve cash payments.
      In connection with the facilities consolidation discussed above, the Company reduced the staff of the affected operations by 15 full-time equivalents and as a result, incurred $191 in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.
      The restructuring charges described above are recorded under ‘Restructuring charges’ in the Company’s statement of operations. The following table summarizes activity with respect to the restructuring charges for the fiscal 2006 plan during the fiscal year ended June 30, 2006:

		Lease
	Severance	Commitments	Total

Net charge during the fourth quarter of fiscal 2006	$191	$59	$250
Cash payments during fiscal 2006	(101)	—	(101)

Remaining reserve at June 30, 2006	$90	$59	$149

      All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed no later than June 30, 2007.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

4.	Restructuring Charges — (Continued)

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
      The restructuring charges described above are recorded under ‘Restructuring charges’ in the Company’s statement of operations. The following table summarizes activity with respect to the restructuring charges for the fiscal 2005 plan during the fiscal years ended June 30, 2006 and 2005:

		Lease
	Severance	Commitments	Total

Net charge during fiscal 2005	$841	$214	$1,055
Cash payments during fiscal 2005	(608)	(35)	(643)
Fiscal 2005 adjustments	77	—	77

Remaining reserve at June 30, 2005	$310	$179	$489

Cash payments during fiscal 2006	(310)	(179)	(489)

Remaining reserve at June 30, 2006	$—	$—	$—

      During the fourth quarter of fiscal 2005, the Company reduced the reserve for restructuring charges by $10 for outplacement benefits offered to employees under the plan which expired prior to being utilized. These charges were reversed through the same income statement line item where the costs were initially recognized. In addition, the reserve for restructuring charges was increased by $87 for employees who were included in the fiscal 2005 plan but whose severance plans were not finalized at the end of the third quarter of fiscal 2005.
      All actions in the plan were completed by June 30, 2005. However, cash payments for severance and the lease commitment were made on a longer-term basis according to the contractually scheduled payments of such commitments. Specifically, cash payments for severance were completed in April 2006. Cash payments on the lease commitment, which were to continue through January 2009, were completed in December 2005 as a result of an early buyout agreement reached with the landlord.

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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

5.	Discontinued Operations — (Continued)
the fact that HI Japan did not contribute to the profitability of the Company at the level that was anticipated at the time of acquisition. As a result of recording the goodwill write-down and reserve for anticipated costs to sell the business, the book values of the remaining net assets of HI Japan approximated their estimated fair value.
      On May 19, 2005, the Company sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment to the Company of $768 and Mr. Aoo’s surrender to the Company of 243,811 shares of the Company’s common stock with an estimated fair value of $1,108, based on the average closing price of the Company’s common stock for the three day period ending May 21, 2005. All of the shares were subsequently retired by the Company. The final loss on disposal as a result of the sale was $2,684 and resulted in a capital loss for tax purposes of $3,305. The Company did not realize an income tax benefit as a result of the loss on disposal, as the loss was a capital loss, and the Company had no significant capital gains against which the capital loss could have been offset. At the time, the Company recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 16, “Income Taxes”.
      The Company classified HI Japan as a discontinued operation, consistent with the provisions of SFAS No. 144. As such, the results of operations, net of taxes, and the carrying value of the assets and liabilities of HI Japan are reflected in the accompanying consolidated financial statements as discontinued operations, assets from discontinued operations and liabilities from discontinued operations, respectively. All prior periods presented were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.
      The revenues and income (loss) attributable to HI Japan and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2005	2004

Revenues	$4,938	$7,550
Income (loss) from discontinued operations (excluding loss on disposal of $2,684 in 2005)	(271)	115

6.	Marketable Securities
      At June 30, marketable securities consisted of the following:

	2006		2005

	Cost	Fair Value	Cost	Fair Value

Type of issue:
Auction rate securities	$28,800	$28,800	$7,050	$7,050
Corporate bonds	11,269	11,219	6,462	6,426
Government securities	5,156	5,126	9,996	9,916

Total available-for-sale securities	$45,225	$45,145	$23,508	$23,392

      Gross unrealized gains and losses on available-for-sale securities at June 30, 2006 were $0 and $80, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2005 were $1 and $117, respectively.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

6.	Marketable Securities — (Continued)
      The cost and fair value of available-for-sale securities at June 30, by contractual maturity, were as follows:

	2006		2005

	Cost	Fair Value	Cost	Fair Value

Maturity date:
Due in one year or less	$42,313	$42,263	$19,210	$19,135
Due after one year through three years	2,912	2,882	4,298	4,257

Total available-for-sale securities	$45,225	$45,145	$23,508	$23,392

      Realized losses from sales of available-for-sale securities during the fiscal years ended June 30, 2006 and 2005 were $0 and $52, respectively. There were no realized gains from sales of available-for-sale securities during the fiscal years ended June 30, 2006 and 2005.

7.	Revision in the Classification of Certain Securities
      During the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these securities as current investments in a separate line item on its Consolidated Balance Sheets as of June 30, 2005 and 2004. The Company also made corresponding reclassifications to its Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2004 and 2003, in order to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Operations, for prior periods presented. At June 30, 2004, $6,945 of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet.
      For the fiscal year ended June 30, 2004, net cash (used in) investing activities related to these current investments of ($105) was included in cash and cash equivalents in the Company’s Consolidated Statement of Cash Flows.

8.	Property, Plant and Equipment
      At June 30, property, plant and equipment consisted of the following:

	2006	2005

Furniture and fixtures	$4,994	$5,198
Equipment	26,371	25,287
Leasehold improvements	8,232	7,999

	39,597	38,484
Accumulated depreciation	(29,838)	(26,696)

	$9,759	$11,788

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

8.	Property, Plant and Equipment — (Continued)
      Depreciation expense on property, plant and equipment amounted to $4,240, $4,584 and $3,412 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

9.	Goodwill
      The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2004, 2005 and 2006 were as follows:

Balance as of June 30, 2003	$63,259
Acquisition of Novatris during the quarter ended March 31, 2004 (Note 3)	2,962
Goodwill written off related to the reversal of deferred tax asset valuation allowance (Note 16)	(2,315)

Balance as of June 30, 2004	$63,906

Acquisition of Wirthlin Worldwide, Inc. during the quarter ended September 30, 2004 (Note 3)	37,164
Cumulative purchase accounting adjustments in connection with the acquisition of Wirthlin (Note 3)	2,625
Impairment of goodwill attributable to Japanese subsidiaries (Note 5)	(2,954)
First installment of Novatris contingent consideration — net profit target (Note 3)	546

Balance as of June 30, 2005	$101,287

First quarter Wirthlin goodwill adjustment	(47)
Second installment of Novatris contingent consideration — net profit target (Note 3)	534
Novatris contingent consideration — panel growth target (Note 3)	1,640
Second installment of Wirthlin contingent consideration (Note 3)	40

Balance as of June 30, 2006	$103,454

      The first quarter goodwill adjustment noted above is the result of a change in an estimated liability that was previously recorded during the third quarter of fiscal 2005 for costs associated with the exiting of leased office space in New York City that was assumed upon the acquisition of Wirthlin.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

10.	Acquired Intangible Assets Subject to Amortization
      At June 30, acquired intangible assets subject to amortization consisted of the following:

	2006			2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets Contract-based intangibles	$1,750	$1,708	$42	$1,750	$1,354	$396
Internet respondent database	2,000	519	1,481	2,000	296	1,704
Customer relationships	7,230	1,468	5,762	7,230	689	6,541
Trade names	5,015	652	4,363	4,490	266	4,224

Total	$15,995	$4,347	$11,648	$15,470	$2,605	$12,865

	For the Years Ended
	June 30,

	2006	2005	2004

Aggregate amortization expense:
For the year ended	$1,742	$1,660	$425

Estimated amortization expense:
For the year ending June 30, 2007	$1,326

For the year ending June 30, 2008	$1,207

For the year ending June 30, 2009	$1,207

For the year ending June 30, 2010	$1,196

For the year ending June 30, 2011	$1,174

11.	Accrued Expenses
      At June 30, accrued expenses consisted of the following:

	2006	2005

Payroll and withholding expenses	$3,098	$2,738
Bonuses	4,761	2,168
HIpoints accrual	3,470	2,718
Other	10,244	13,895

	21,573	21,519

      “Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

12.	Line and Letters of Credit
      At June 30, 2006, the Company had a line of credit with a commercial bank that provides borrowing availability up to $10,000, at the prime interest rate (8.25% at June 30, 2006). Borrowings under this arrangement are due upon demand. There were no borrowings under this agreement at June 30, 2006, but there were letters of credit outstanding of approximately $4,200, which correspondingly reduce our available borrowing capacity under the line of credit. Among them is a letter of credit for €3,083 (approximately $3,940 based on the June 30, 2006 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to the Company’s acquisition of Novatris during the quarter ended March 31, 2004.
      On August 15, 2006, the Company entered into a Credit Agreement (the “Agreement”) with a commercial bank (the “Bank”) for a line of credit which will enable the Company to borrow up to a maximum of $15,000 at any one time outstanding (“Credit Facility”). Borrowings under the Credit Facility are repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on May 31, 2007. Additionally, the Bank agrees to issue letters of credit under the line of credit at the request of the Company in an aggregate amount not to exceed $15,000. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, the Company must cash collateralize outstanding letters of credit.
      The Credit Facility expires on May 31, 2007. The Note bears interest at the Prime Rate, LIBOR plus 75 basis points or the Federal Funds rate plus 75 basis points, based upon instructions provided by the Company as to whether advances are Prime Rate, LIBOR or Federal Funds Rate advances. The Credit Facility contains affirmative covenants that require the Company to maintain insurance, maintain its existence, provide financial information to the Bank, and provide the Bank with notice of material claims against the Company and defaults under the Credit Facility. It also contains covenants that, among other things, limit the Company’s ability to change the nature of its business, cease operations, merge, acquire or consolidate with any other entity (unless the Company is the surviving entity in such a merger, acquisition or consolidation), change the Company’s name, or sell a material part of its assets outside of the ordinary course of business, which sale would have a material adverse effect on the Company. The Company also agrees not to grant security interests in its accounts, its payment intangibles and its general intangibles relating to the payment of money.
      The Company is arranging to substitute letters of credit under the Credit Facility for letters of credit currently outstanding issued by the commercial bank with which the Company has a $10,000 line of credit, for the account of the Company. Upon completion of such substitutions, the Company’s existing facilities with that commercial bank will be terminated.
      At June 30, 2006 and 2005 the Company had no short-term or long-term borrowings.

13.	Stockholders’ Equity

Common Stock
      In fiscal 2000, the Company amended its Certificate of Incorporation to increase the number of shares of its authorized common stock to 100,000,000 shares. At June 30, 2006, 2005 and 2004, the Company had no outstanding stock warrants.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

13.	Stockholders’ Equity — (Continued)

Share Repurchase Program
      On May 3, 2006, the Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25,000,000 may be used by the Company, in the discretion of its Board of Directors from time to time, to acquire common stock of the Company during the twelve months following the date the program was authorized. Purchases may be made in the open market or in any private transaction, and in accordance with applicable laws, rules, and regulations. The Company will base its decisions on amounts of repurchases and their timing on such factors as the stock price, availability, and general economic and market conditions.
      During the year ended June 30, 2006, the Company repurchased 1,275,400 shares of common stock at an average price per share of $5.06 for an aggregate purchase price of $6,459. The repurchased shares were subsequently retired.

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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

13.	Stockholders’ Equity — (Continued)
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

14.	Stock-Based Compensation
      As discussed in Note 2, the Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach. Prior to July 1, 2005, the Company accounted for stock-based awards in accordance with APB Opinion No. 25.
      For the fiscal year ended June 30, 2006, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock issued under its Long Term Incentive Plan (“Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP of $3,141. The Company’s expensing of stock-based compensation decreased both our basic and diluted net income per share by $0.05 for the fiscal year ended June 30, 2006. Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal year ended June 30, 2006.
      Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options, restricted stock or shares issued under the Company’s ESPP. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure for the fiscal years ended June 30:

	2005	2004

Net income, as reported	$1,583	$29,918
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of related tax effect	1,490	1,101

Pro-forma net income	$93	$28,817

Basic net income per share:
As reported	$0.03	$0.53

Pro-forma	$0.00	$0.51

Diluted net income per share:
As reported	$0.03	$0.52

Pro-forma	$0.00	$0.50

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

14.	Stock-Based Compensation — (Continued)
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

Long-Term Incentive Plan
      The Company has a nonqualified and incentive stock option plan that enables key employees and directors of the Company to purchase and receive shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years for employees and three years for directors, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. In addition, the Incentive Plan also allows for the issuance of restricted stock awards, which the Company began issuing in fiscal 2006. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and any unvested portion forfeits upon termination of employment or service as a director. The Company has registered a total of 7,250,000 shares of common stock for issuance under the Incentive Plan. 1,326,061 shares were unissued and available for grant at June 30, 2006 under the Incentive Plan.

Options Issued Outside the Incentive Plan
      During fiscal 2006, the Company registered an additional 350,000 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the hiring of its Chief Financial Officer.
      During fiscal 2005, the Company registered an additional 235,000 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the hiring of its now former Chief Financial Officer.
      During fiscal 2004 the Company registered an additional 1,100,000 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the hiring of its now former Chief Executive Officer and the acquisition of Novatris.

Investor Stock Options
      At June 30, 2006 and 2005, the Company had outstanding investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris in March 2004. Investor options are not included as options under the Company’s Incentive Plan, as discussed above.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

14.	Stock-Based Compensation — (Continued)

Summary of Options and Restricted Stock Status
      The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the fiscal years ended June 30:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at July 1	5,928,222	6.14	4,128,702	5.38	4,689,145	$2.95
Options granted	851,333	4.99	3,565,300	5.68	1,569,500	8.55
Options expired	—	—	—	—	—	—
Options forfeited	(414,200)	6.73	(989,790)	8.36	(96,007)	5.05
Options exercised	(215,321)	2.53	(775,990)	2.31	(2,033,936)	2.23

Options outstanding at June 30	6,150,034	$5.41	5,928,222	$6.14	4,128,702	$5.38

      The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $551, $3,646 and $10,753, respectively.
      The following weighted average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2006	2005	2004

Risk-free interest rate	4.62%	3.43%	2.29%
Weighted average expected life (in years)	6.3	4.0	4.0
Volatility factor	80%	48%	64%
Dividend yield	—	—	—
Weighted average fair value	$3.63	$2.32	$4.28
      Cash received from the exercise of employee stock options was $545, $1,792 and $4,538 respectively, for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

14.	Stock-Based Compensation — (Continued)
      The following table summarizes stock options under the Company’s stock option plans as of June 30, 2006:

	Options Outstanding				Options Exercisable

		Weighted-				Weighted-
	Number	Average	Weighted-			Average	Weighted
	Outstanding	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	at June 30,	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	2006	Life (In Years)	Price	Value	Options	Life (In Years)	Price	Value

$ 0.47 – 0.47	164,000	1.3	$0.47		164,000	1.3	$0.47
1.26 – 2.42	602,592	5.6	2.23		564,727	5.6	2.22
3.00 – 4.98	1,991,891	7.8	4.29		740,995	5.8	4.08
5.00 – 6.38	1,524,300	8.9	5.56		435,696	8.3	5.80
6.56 – 8.96	1,697,251	7.8	7.65		1,181,869	7.7	7.80
11.00	170,000	3.7	11.00		170,000	3.7	11.00

	6,150,034	7.6	$5.41	$(4,397)	3,257,287	6.4	$5.52	$(2,663)

      Of the total options outstanding at June 30, 2006, 5,861,259 are vested and expected to vest. Such options have a weighted-average exercise price of $5.43, a weighted-average contractual term of 7.5 years and an aggregate intrinsic value of $(4,251).
      The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the fiscal year ended June 30, 2006:

		Weighted
		Average
		Fair Value at
	Shares	Date of Grant

Restricted shares outstanding at July 1	—	—
Granted	140,500	$5.07
Vested	(24,167)	$5.15

Restricted shares outstanding at June 30	116,333

      As of June 30, 2006, unamortized stock-based compensation expense for stock options and restricted stock awards issued and outstanding as of June 30, 2006 will be recognized during the fiscal years ending June 30 as follows:

		Restricted
	Stock	Stock
	Options	Awards	Total

2007	$2,874	$357	$3,231
2008	2,420	76	2,496
2009	1,660	76	1,736
2010	486	69	555

Total	$7,440	$578	$8,018

Weighted-average vesting period (in years)	3.1	3.6	3.1

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

14.	Stock-Based Compensation — (Continued)

Employee Stock Purchase Plan
      The Company registered 500,000 shares of common stock in March 2000, and an additional 500,000 shares in November 2004, for issuance under the Company’s 1999 ESPP. The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2006, 2005 and 2004, employees purchased 142,126, 108,690 and 67,015 shares of common stock through the ESPP, respectively.
      The ESPP is considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July and January ESPP offerings is included in the Company’s stock-based compensation expense for the fiscal year ended June 30, 2006.
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
      The following weighted average assumptions were used to value ESPP rights for the July and January offerings:

Risk-free interest rate	3.9%
Expected life (in months)	6
Volatility factor	50.9%
Dividend yield	—
Weighted average fair value	$1.32

15.	401(k) Plan
      The Company established a 401(k) Plan (the “Plan”) effective January 1, 1995. Eligible employees may begin to participate in the plan the first of the month following their date of hire, but are not eligible to receive employer matching contributions, if any, until the first of the calendar quarter following one anniversary year of service during which they have worked at least 1,000 hours.
      Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary and are generally made in the form of Company stock. Non-cash matching contribution expense incurred by the Company during the fiscal years ended June 30, 2006, 2005 and 2004 was $1,166, $1,032 and $728, respectively.

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

16.	Income Taxes
      For the fiscal years ended June 30, the U.S. and Foreign components of income (loss) from continuing operations before income taxes were as follows:

	2006	2005	2004

U.S.	$15,466	$10,239	$13,252
Foreign	340	(618)	542

	$15,806	$9,621	$13,794

      For the fiscal years ended June 30, the provision (benefit) for income taxes for continuing operations consisted of the following:

	2006	2005	2004

Current:
Federal	$419	$231	$160
State	403	290	165
Foreign	306	—	619

	$1,128	$521	$944
Deferred:
Federal	$5,336	$3,381	$(14,742)
State	654	1,291	(2,371)
Foreign	(772)	(110)	160

	$5,218	$4,562	$(16,953)

	$6,346	$5,083	$(16,009)

      The provision (benefit) for income taxes for continuing operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	2006	2005	2004

Provision at federal statutory rate	$5,532	$3,367	$4,690
State income tax provision (benefit), net of federal effect	922	1,479	(1,437)
Unremitted earnings and rate differential of foreign subsidiaries	221	106	594
Stock-based compensation	539	—	—
Valuation allowance reversal	(1,036)	—	(19,750)
Other	168	131	(106)

	$6,346	$5,083	$(16,009)

      The state income tax provision for fiscal 2005 includes the effects of a change in estimate during the current year associated with state tax apportionment factors, partially attributable to the Company’s acquisition of Wirthlin during fiscal 2005, as more fully described in Note 3, “Business Combinations.”

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

16.	Income Taxes — (Continued)
      At June 30, deferred tax assets (liabilities) consisted of the following:

	2006	2005

Operating loss carryforwards	$17,877	$26,110
Internet database development expenses	1,243	1,105
Stock-based compensation	784	142
HIpoints accrual	1,392	1,086
Capital loss carryforward	1,326	1,321
Minimum tax credits	771	500
Property, plant and equipment	422	53
Accrued expenses	354	1,157
Other	500	(457)

Gross deferred tax assets	24,669	31,017
Valuation allowance	(1,794)	(2,830)

	22,875	28,187
Goodwill	(1,304)	(1,039)
Other intangibles	(1,773)	(2,132)

Gross deferred tax liabilities	(3,077)	(3,171)

Net deferred tax assets	$19,798	$25,016

      Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2006. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in operating loss carrforwards, pursuant to SFAS No. 123(R), the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce current taxes payable in fiscal 2006 due to operating loss carryforwards, these “windfall” tax benefits are not reflected in the net operating losses in deferred tax assets for fiscal 2006. Windfalls included in operating loss carryforwards but not reflected in deferred tax assets for fiscal 2006 were $218.
      As of June 30, 2006, the Company has federal and various state net operating loss carryforwards of approximately $44,000 that will begin to expire in 2020.
      Under existing Federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2006, of the Company’s total federal operating loss carryover, approximately $40,500 is subject to an annual limitation under Internal Revenue Code Section 382.
      Harris Interactive Europe, the Company’s wholly owned subsidiary, has operating loss carryforwards in the United Kingdom of approximately $3,088, all of which have no expiration. A valuation allowance of approximately $706 has been recorded against the portion of the deferred

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

16.	Income Taxes — (Continued)
tax asset related to the United Kingdom operating loss carryforwards for which management believes that it is not more likely than not that the related deferred tax asset will be realized. During the fourth quarter of fiscal 2006, a portion of the valuation allowance, $807, that had been recorded against the aforementioned operating loss carryforwards was reversed as it became more likely than not at that time that the related deferred tax asset will be realized. In accordance with SFAS No. 109, to the extent acquired tax benefits (such as operating loss carryforwards) are not recognized at the acquisition date, the subsequent recognition of those benefits are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Acquired tax benefits of $629 associated with operating loss carryforwards of Wirthlin and Telegen have not yet been recognized.
      The sale of the Company’s Japanese operations during fiscal 2005, as more fully described in Note 5, “Discontinued Operations”, resulted in a capital loss carryover of $3,305 for U.S. tax purposes, which expires if not utilized by June 30, 2010. Although realization is not assured, management has determined that it is more likely than not that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period. As such, a portion of the valuation allowance, $229, was reversed in the fourth quarter of fiscal 2006 as a result of tax planning measures taken at that time. A valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.
      Deferred tax assets have been recognized to the extent management believes it is more likely than not that the asset will be realized. Changes in facts, circumstances and projections may have an effect on the amount of the asset recognized in future periods.
      Undistributed earnings of foreign subsidiaries of $839 at June 30, 2006 are considered to be permanently reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. If such earnings were remitted to the U.S., the Company may be subject to U.S. income taxes and foreign withholding taxes, net of allowable foreign tax credits.

17.	Net Income Per Share
      The following table presents the shares used in computing basic and diluted net income per share for the fiscal years ended June 30, 2006, 2005 and 2004. Unexercised stock options to purchase 3,660,271 and 2,834,919 shares of the Company’s common stock for the fiscal years ended June 30, 2006 and 2005, respectively, at weighted average prices per share of $6.83 and $8.08, respectively, were not included in the computations of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock for fiscal 2006 and 2005, respectively.

	For the Years Ended June 30,

	2006	2005	2004

Weighted average outstanding common shares for basic net income per share	61,511,031	60,264,152	56,099,330
Dilutive effect of outstanding stock options and restricted stock	174,746	973,912	1,345,455

Shares for diluted net income per share	61,685,777	61,238,064	57,444,785

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

17.	Net Income Per Share — (Continued)
      The following table sets forth the computation of basic and diluted net income per share for the fiscal years ended June 30:

	2006	2005	2004

Numerator:
Net income	$9,460	$1,583	$29,918

Denominator for basic net income per share — weighted average shares	61,511,031	60,264,152	56,099,330

Basic net income per share	$0.15	$0.03	$0.53

Denominator for diluted net income per share — weighted average shares	61,685,777	61,238,064	57,444,785

Diluted net income per share	$0.15	$0.03	$0.52

18.	Enterprise-Wide Disclosures
      The Company is comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France, and to a more limited extent, Hong Kong and China. The Company currently has one reportable segment. There were no inter-company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation. All information has been revised as applicable to reflect results from continuing operations only and therefore excludes the results of the Company’s Japanese operations, which were sold during the fiscal year ended June 30, 2005 (see Note 5, “Discontinued Operations”).
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

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

18.	Enterprise-Wide Disclosures — (Continued)
      Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	U.S.	Europe	Asia	Total

2006:
Revenue from services	$170,055	$45,956	$—	$216,011
Operating income (loss)	14,238	293	(239)	14,292
Long-lived assets	7,753	2,005	1	9,759
Deferred tax assets	19,741	(105)	162	19,798
2005:
Revenue from services	$149,919	$46,523	$523	$196,965
Operating income (loss)	9,829	(636)	(164)	9,029
Long-lived assets	9,385	2,399	4	11,788
Deferred tax assets	25,827	(877)	66	25,016
2004:
Revenue from services	$111,999	$26,483	$—	$138,482
Operating income	12,545	719	—	13,264
Long-lived assets	4,355	1,676	—	6,031
Deferred tax assets	30,515	318	—	30,833

19.	Commitments and Contingencies
      The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 21, “Related Party Transactions”. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases as of June 30, 2006 are as follows:

Years Ending June 30:

2007	5,527
2008	5,194
2009	4,226
2010	3,783
2011	1,242
2012	567
      Total rental expense for operating leases during the fiscal years ended June 30, 2006, 2005 and 2004 was $7,439, $7,416 and $5,423, respectively.

20.	Legal Proceedings
      In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial condition

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

20.	Legal Proceedings — (Continued)
or results of operations. At June 30, 2006 and through the date of the filing of this report on Form 10-K, the Company has no threatened or pending legal actions or proceedings to report.

21.	Related Party Transactions
      Pursuant to the Wirthlin Merger Agreement, Wirthlin was merged into a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was elected to the Company’s Board of Directors. Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC, in which he holds a 34.3% direct interest and 100% beneficial interest. WB&H Investments, in which the Richard B. Wirthlin Family LLC holds an 88.4% interest, is the landlord under a Lease Agreement between that entity and Wirthlin (formerly known as Decima Research), dated September 15, 1985, and amended as of August 23, 2005 (the “WB&H Lease”), covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Richard B. Wirthlin Family LLC is also the landlord under a Lease Agreement between that entity and Wirthlin, dated April 23, 2002 (the “RBW Family LLC Lease”), covering facilities used by Wirthlin located at 1920 Association Drive, Reston, Virginia. Under the terms of the WB&H Lease, Wirthlin paid base rent in the amount of $12 per month, which amount is subject to annual adjustment based upon changes in the consumer price index, and which amount was correspondingly adjusted to $13 per month effective September 1, 2005. The stockholders of Wirthlin agreed to indemnify the Company against liabilities, if any, incurred by the Company in the event that the Company chose to terminate the WB&H Lease but the Company released the stockholders from such indemnification obligation in connection with the granting to the Company of options to extend the WB&H Lease. Under the terms of the RBW Family LLC Lease, Wirthlin pays base rent in the amount of $44 per month. Rent under the RBW Family LLC Lease is adjusted annually based on changes in operating expenses and base rent increases provided in the terms of the Lease.
      On July 5, 2006, Dr. Wirthlin sold 400,000 shares of the Company’s common stock in a privately-negotiated sale with the Company through its share repurchase program. The shares were held indirectly through the Wirthlin Family Trust, over which Dr. Wirthlin has sole voting and investment power, and were sold to the Company at a per share price of $5.54. The per share price was based upon the average per share price of the Company’s common stock at market close for the five trading days ended July 5, 2006.

22.	Supplemental Cash Flow Information
      Cash paid (received) during the fiscal years ended June 30 for interest and taxes was as follows:

	2006	2005	2004

Interest	$(1,571)	$(423)	$(513)

Taxes	$1,229	$389	$548

23.	Unaudited Quarterly Results of Operations
      The following table presents unaudited consolidated quarterly statement of operations data for the fiscal years ended June 30, 2006 and 2005 and reflects the classification of the Company’s Japanese subsidiaries as a discontinued operation. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments

HARRIS INTERACTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended June 30, 2006, 2005 and 2004

23.	Unaudited Quarterly Results of Operations — (Continued)
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

	Three Months Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2004	2004	2005	2005	2005	2005	2006	2006

	(In thousands, except per share data)
Revenue from services	$39,325	$52,588	$50,858	$54,193	$48,930	$54,821	$52,248	$60,011
Cost of services	18,148	24,525	24,469	26,188	23,572	27,332	24,501	29,952

Gross profit	21,177	28,063	26,389	28,005	25,358	27,489	27,747	30,059
Operating expenses:
Sales and marketing	3,953	5,620	5,287	5,506	4,913	4,920	5,124	5,379
General and administrative	12,920	18,272	16,995	17,560	16,505	16,812	16,790	18,434
Depreciation and amortization	1,596	1,812	1,954	2,000	1,916	1,805	1,726	1,788
Restructuring charges	—	—	1,055	77	—	—	—	250

Total operating expenses	18,469	25,704	25,291	25,143	23,334	23,537	23,640	25,851

Operating income	2,708	2,359	1,098	2,862	2,024	3,952	4,107	4,208
Interest and other income	208	161	176	196	202	266	396	669
Interest expense	(20)	(70)	(24)	(34)	(5)	(6)	(6)	(3)

Income from continuing operations before income taxes	2,896	2,450	1,250	3,024	2,221	4,212	4,497	4,874
Provision for income taxes	1,077	994	651	2,360	981	1,862	1,962	1,541

Income from continuing operations	1,819	1,456	599	664	1,240	2,350	2,535	3,333
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005)	(130)	(36)	(3,277)	488	—	—	—	—

Net income (loss)	$1,689	$1,420	$(2,678)	$1,152	$1,240	$2,350	$2,535	$3,333

Basic net income (loss) per share(*):
Continuing operations	$0.03	$0.02	$0.01	$0.01	$0.02	$0.04	$0.04	$0.05
Discontinued operations	(0.00)	(0.00)	(0.05)	0.01	—	—	—	—

Basic net income (loss) per share	$0.03	$0.02	$(0.04)	$0.02	$0.02	$0.04	$0.04	$0.05

Diluted net income (loss) per share(*):
Continuing operations	$0.03	$0.02	$0.01	$0.01	$0.02	$0.04	$0.04	$0.05
Discontinued operations	(0.00)	(0.00)	(0.05)	0.01	—	—	—	—

Diluted net income (loss) per share	$0.03	$0.02	$(0.04)	$0.02	$0.02	$0.04	$0.04	$0.05

(*)Figures may not add due to rounding

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      As of the end of the close of each fiscal quarter and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of June 30, 2006, the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.
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
      Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006. Management has reviewed the results of its assessment with the Audit

Committee of the Board of Directors. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 of Form 10-K with respect to our directors, executive officers and certain former executive officers is incorporated by reference from the information contained in the sections captioned “Election of Directors” and “Executive Officers,” respectively, in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2006 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2006.
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
      Our employees, officers, directors, representatives, consultants, contractors, and agents are subject to our Code of Ethics. An Addendum to the Code of Ethics contains additional requirements for our Chief Executive Officer and senior financial officers. The Code of Ethics and Addendum are available in the Investor Relations section of our website at www.harrisinteractive.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics or the Addendum applicable to our Chief Executive Officer and senior financial officers by posting such information in the Investor Relations section of our website.

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
PART IV

Item 15	Exhibit and Financial Statements Schedules
Financial Statements
      Reference is made to Item 8, “Financial Statements and Supplementary Data,” of Part II of this Form 10-K.
Exhibits
      Reference is made to the Index of Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing such exhibit.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Year ended June 30, 2004
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	313	43	46	224

Deferred tax valuation allowance	28,718	0	27,301	1,417

Year ended June 30, 2005
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	224	225	244	205

Deferred tax valuation allowance	1,417	1,536	123	2,830

Year ended June 30, 2006
Deducted in the consolidated balance sheet:
Trade accounts receivable, allowance for doubtful accounts	205	25	160	70

Deferred tax valuation allowance	2,830	0	1,036	1,794

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.
Date: September 13, 2006

By:	/s/ Ronald E. Salluzzo

Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(On Behalf of the Registrant and as
Principal Financial Officer)

POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Gregory T. Novak and Ronald E. Salluzzo and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gregory T. Novak Gregory T. Novak	President and Chief Executive Officer (Principal Executive Officer) and Director	September 13, 2006

/s/ Ronald E. Salluzzo Ronald E. Salluzzo	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	September 13, 2006

/s/ Eric W. Narowski Eric W. Narowski	Vice President and Corporate Controller (Principal Accounting Officer)	September 13, 2006

/s/ Leonard R. Bayer Leonard R. Bayer	Director	September 13, 2006

/s/ George Bell George Bell	Director	September 13, 2006

/s/ David Brodsky David Brodsky	Director	September 13, 2006

/s/ Stephen D. Harlan Stephen D. Harlan	Director	September 13, 2006

/s/ James R. Riedman James R. Riedman	Director	September 13, 2006

/s/ Subrata K. Sen Subrata K. Sen	Director	September 13, 2006

/s/ Howard L. Shecter Howard L. Shecter	Director	September 13, 2006

Name	Capacity	Date

/s/ Antoine G. Treuille Antoine G. Treuille	Director	September 13, 2006

/s/ Richard B. Wirthlin Richard B. Wirthlin	Director	September 13, 2006

INDEX OF EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).

2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

2.3		Agreement and Plan of Merger, dated as of September 8, 2004, by and among the Company, Wirthlin Worldwide, Inc. (“Wirthlin”), Capitol Merger Sub, LLC and the Stockholders of Wirthlin (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).

3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.1.2*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.1.3*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).

10	.1.4*	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2006 and incorporated herein by reference).

10	.1.5*	Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.8 to the Company’s Current Report on Form 10-Q filed on May 10, 2006 and incorporated herein by reference).

10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.2.3*	Share Repurchase Program 10b5-1 Plan Document, dated as of June 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2006 and incorporated herein by reference).

10	.3.1*	Employment Agreement by and between the Company and Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.2*	Letter Agreement of Albert A. Angrisani, dated as of August 5, 2001 (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed September 6, 2001 (Registration No. 333-69056) and incorporated herein by reference).

10	.3.3*	Amendment No. 1 to the Employment Agreement by and between the Company and Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10	.3.4*	Amendment No. 1 to the Letter Agreement of Albert A. Angrisani, dated as of June 28, 2002 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10	.3.5*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.6*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (erroneously referenced therein as Confidentiality and Non-Competition Agreement) and incorporated herein by reference).

10	.3.7*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak	George B. Terhanian
David B. Vaden

10	.3.8*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.9*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.10*	Letter Agreement of Albert A. Angrisani, effective as of July 1, 2003 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.3.11*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).

10	.3.12*	Employment Agreement between the Company and Gregory T. Novak, dated November 7, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.13*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference).

10	.3.14*	Employment Agreement between the Company and David Vaden, dated January 1, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.15*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).

10	.3.16*	Employment Agreement between the Company and Gregory T. Novak, dated April 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

10	.3.17*	Amended and Restated Employment Agreement between the Company and Albert Angrisani, effective as of April 1, 2004 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 2, 2004 and incorporated herein by reference).

10	.3.18*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.19*	Letter Agreement between the Company and David Richardson, dated September 9, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.20*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.3.21*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.22*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.23*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.24*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.25*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).

10	.3.26*	Letter agreement between the Company and Theresa A. Flanagan, dated as of April 26, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2005 and incorporated herein by reference).

10	.3.27*	Form of Change in Control Agreement between the Company and each of Dee Allsop, Aled Morris, David Richardson and Stephan Sigaud (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference).

10	.3.28*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.3.29*	Separation Agreement and Mutual Release of Claims effective as of June 30, 2005 between the Company and Robert E. Knapp (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2005 and incorporated herein by reference).

10	.3.30*	Amendment to Employment Agreement by and between the Company and Gregory T. Novak, dated as of May 24, 2005 and effective as of May 23, 2005 (filed as Exhibit 10.3.30 to the Company’s Annual Report on Form 10K filed September 13, 2005 and incorporated herein by reference).

10	.3.31*	Amended and Restated Employment Agreement between the Company and Gregory T. Novak, dated as of September 28, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 and incorporated herein by reference).

10	.3.32*	Description of Amended Executive Cash Bonus Plan as amended September 7, 2005 and September 8, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 3, 2005 and incorporated herein by reference).

10	.3.33*	Description of Executive Officer Compensation Arrangements (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 and incorporated herein by reference).

10	.3.34*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of February 16, 2006 and effective as of March 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).

10	.3.35*	Form of Non-Qualified Stock Option Agreement between the Company and Ronald E. Salluzzo, dated as of March 6, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).

10	.3.36*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).

10	.3.37*	Amendment to Employment Agreement between the Company and Frank J. Connolly, Jr. dated as of April 28, 2006 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference).

10	.3.38*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference).

10	.3.39*	Amendment Number 2 to Employment Agreement between the Company and Leonard R. Bayer, dated as of June 15, 2006 and effective as of July 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2006 and incorporated herein by reference).

10	.3.40*	Description of Cash Bonus Plan as amended August 31, 2006 (filed under Item 1.01 of the Company’s Current Report on Form 8-K filed August 25, 2006 and incorporated herein by reference).

10	.3.41*	Modification of Salary Arrangement between the Company and Ronald E. Salluzzo.

10	.3.42*	Modification of Salary Arrangement between the Company and Gregory T. Novak.

10	.3.43*	Summary of Compensation Agreements for Non-Employee Directors of Harris Interactive, effective as of November 1, 2006.

10	.3.44*	Summary of Salary Arrangements for Executive Officers.

10	.3.45*	Modification of Salary Arrangement between the Company and George B. Terhanian.

10.4		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.5.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

10	.5.2	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.5.3	Agreement of Sublease between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).

10	.5.4	Lease Agreement between Wirthlin (formerly known as Decima Research) and WB&H Investments, dated September 15, 1985 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.5	Lease Agreement between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.5.6	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).

10	.5.7	Lease between Silk Developments Limited and Business Market Research Limited, dated July 15, 1997 (filed as Exhibit 10.5.8 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.8	Rent Review Memorandum between Silk Developments Limited and Business Market Research Limited dated August 30, 2002 (filed as Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.9	Lease among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.10	Agreement for Surrender among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc., dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.11	Lease between Merritt 7 Venture LLC and Harris Interactive, Inc., dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.12	Lease amendment Number 1 between Merritt 7 Venture LLC, and Harris Interactive Inc., dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.13	Lease Agreement Amendment Number 2 for 4665 Cornell Rd, Blue Ash, Ohio dated April 9, 2003 between Wirthlin Worldwide LLC and CR Blue Ash LLC. (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.5.14	Lease Agreement Amendment Number 8 between Harris Interactive Inc, and 5 Independence Associates Limited Partnership for 5 Independence Way, Princeton, New Jersey dated February 24, 2004 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K filed September 13, 2005 and incorporated herein by reference).

10	.5.15	Lease between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000.

10	.5.16	Rent Review Memorandum between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006.

10	.5.17	Lease between Seiko UK Limited and HI Europe Limited, dated July 29, 2005.

10	.6.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10	.6.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference).

10.7		Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/ A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.8		Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A filed October 26,1999 (Registration No. 333-87311) and incorporated herein by reference).

10.9		Escrow Agreement by and among the Company, Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.10		Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among the Company and certain of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.11		Form of Release given by each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.12		Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.13		Letter agreement by and among Wirthlin, SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.14		Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

10.15		Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.16	Promissory Note issued by Wirthlin to James Granger, dated April 29, 2004 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10.17	Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference).

10.18	Stock Purchase Agreement dated May 19, 2005, by and among Minoru Aoo, M&A Create Co., Ltd., and Harris Interactive International Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference).

10.19	Trade Mark Assignment Agreement by and between the Company and Taylor-Nelson Sofres Plc, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2006 and incorporated herein by reference).

10.20	Purchase/ Sale Agreement between the Company, Charles J. Fombrun and Reputation Institute, Inc., dated as of May 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.21	Credit Agreement between JPMorgan Chase Bank, N.A. and the Company, dated as of August 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.22	Line of Credit Note between JPMorgan Chase Bank, N.A. and the Company, dated as of August 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on page 90 of this Report).

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.