Form 10-Q
period 2006-09-30
HARRIS INTERACTIVE INC
filed 2006-11-08
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
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
(585) 272-8400
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
N/A
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
Yes ☐     No ☑
     On November 3, 2006, 59,096,359 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$7,638	$11,465
Marketable securities	39,124	45,145
Accounts receivable, less allowances of $60 and $70 at September 30, 2006 and June 30, 2006, respectively	32,342	35,454
Unbilled receivables	8,008	9,502
Prepaid expenses and other current assets	4,589	5,436
Deferred tax assets	3,463	3,534
Assets held for sale	761	761

Total current assets	95,925	111,297

Property, plant and equipment, less accumulated depreciation of $30,708 and $29,838 at September 30, 2006 and June 30, 2006, respectively	9,660	9,759
Goodwill	103,454	103,454
Other intangibles, less accumulated amortization of $4,735 and $4,347 at September 30, 2006 and June 30, 2006, respectively	11,260	11,648
Deferred tax assets, less valuation allowance of $1,794 at September 30, 2006 and June 30, 2006	16,166	16,827
Other assets	1,619	1,572

Total assets	$238,084	$254,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	9,953	11,495
Accrued expenses	17,739	21,573
Deferred revenue	15,596	16,720

Total current liabilities	43,288	49,788

Deferred tax liabilities	535	563
Other long-term liabilities	1,447	2,928
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2006 and June 30, 2006	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,947,945 shares issued and outstanding at September 30, 2006 and 60,832,558 shares issued at June 30, 2006	59	61
Additional paid-in capital	210,422	219,954
Accumulated other comprehensive income	735	597
Accumulated deficit	(18,402)	(19,334)

Total stockholders’ equity	192,814	201,278

Total liabilities and stockholders’ equity	$238,084	$254,557

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenue from services	$48,031	$48,930
Cost of services	23,241	23,572

Gross profit	24,790	25,358
Operating expenses:
Sales and marketing	4,606	4,913
General and administrative	17,445	16,505
Depreciation and amortization	1,715	1,916

Total operating expenses	23,766	23,334

Operating income	1,024	2,024
Interest and other income, net	578	197

Income from operations before income taxes	1,602	2,221
Provision for income taxes	670	981

Net income	$932	$1,240

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Weighted-average shares outstanding — basic	59,325,835	61,404,509

Weighted-average shares outstanding — diluted	59,596,419	61,780,968

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$932	$1,240
Adjustments to reconcile net income to net cash used in operating activities —
Depreciation and amortization	1,715	1,916
Deferred taxes	670	981
Stock-based compensation	1,039	658
401(k) matching contribution	333	265
Amortization of premium (discount) on marketable securities	(38)	1
(Increase) decrease in assets — Accounts receivable	3,194	1,310
Unbilled receivables	1,526	459
Prepaid expenses and other current assets	495	(477)
Other assets	(48)	16
(Decrease) increase in liabilities — Accounts payable	(1,549)	(2,736)
Accrued expenses	(3,889)	(3,294)
Deferred revenue	(1,154)	1,083
Other liabilities	(1,481)	(88)

Net cash provided by operating activities	1,745	1,334
Cash flows from investing activities:
Purchase of marketable securities	(28,281)	(3,232)
Proceeds from maturities and sales of marketable securities	34,434	2,749
Capital expenditures	(837)	(499)

Net cash provided by (used in) investing activities	5,316	(982)

Cash flows from financing activities:
Repurchase of common stock	(11,041)	—
Issuance of common stock and stock options	200	43

Net cash (used in) provided by financing activities	(10,841)	43

Effect of exchange rate changes on cash and cash equivalents	(47)	77

Net (decrease) increase in cash and cash equivalents	(3,827)	472
Cash and cash equivalents at beginning of period	11,465	13,118

Cash and cash equivalents at end of period	$7,638	$13,590

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
2. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2006 has been derived from the audited consolidated financial Statements of the Company.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by the Company with the Securities and Exchange Commission on September 13, 2006.
3. Recent Accounting Pronouncements
  FIN 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. Interpretation No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt Interpretation No. 48 on July 1, 2007 and is currently assessing the potential impact on the Company’s consolidated financial statements.
  SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 on July 1, 2008 and does not expect that it will have a material impact on the Company’s consolidated financial statements.
  SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88

Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending June 30, 2007. The Company does not expect that SFAS No. 158 will have a material impact on the Company’s consolidated financial statements.
  SAB No. 108
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the Company’s consolidated financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will adopt SAB No. 108 on July 1, 2007 and does not expect that it will have an impact on the Company’s consolidated financial statements.
4. Restructuring Charges
     During the fourth quarter of fiscal 2006, the Company recorded $250 in restructuring charges directly related to certain actions designed to align the cost structure of its U.K. operations with the operational needs of that business. Management developed a formal plan that included the closure of two facilities in Macclesfield and Stockport and consolidation of those operations into the Company’s Hazel Grove location. This facilities consolidation was completed by June 30, 2006 at a cost of $59, the majority of which represented cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, the Company classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144. The Company is currently in the process of identifying potential buyers for the Stockport facility and expects to sell the facility as soon as practicable but no later than June 7, 2007. The Company believes that the current carrying value of that facility and the related assets do not exceed their fair value less anticipated selling costs, based upon an independent third party appraisal. The consolidation resulted in the disposal of certain fixed assets, the financial impact of which was less than $100. Anticipated selling costs are expected to be less than $100, all of which will involve cash payments.
     In connection with the facilities consolidation discussed above, the Company reduced the staff of the affected operations by 15 full-time equivalents and as a result, incurred $191 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.
     The restructuring charges described above were recorded under “Restructuring charges” in the Company’s statement of operations for the fiscal year ended June 30, 2006. The following table summarizes activity with respect to the restructuring charges for the fiscal 2006 plan during the three months ended September 30, 2006:

		Lease
	Severance	Commitments	Total
Remaining reserve at July 1, 2006	$90	$59	$149
Cash payments during fiscal 2007	(90)	(7)	(97)

Remaining reserve at September 30, 2006	$—	$52	$52

     All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed no later than June 30, 2007.

5. Comprehensive Income
     The components of the Company’s total comprehensive income for the three months ended September 30 were as follows:

	2006	2005
Net income, as reported	$932	$1,240
Foreign currency translation adjustments	41	10
Unrealized gain (loss) on marketable securities	98	(13)

Total comprehensive income	$1,071	$1,237

6. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). For the three months ended September 30, 2006 and 2005, the Company recognized $1,039 and $658, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (the “Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).
     The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the three months ended September 30. 2006:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	6,150,034	$5.41
Options granted	2,500	5.66
Options forfeited	(577,064)	7.66
Options exercised	(55,453)	3.53

Options outstanding at September 30	5,520,017	$5.20

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2006:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	116,333	$5.05
Granted	—	—
Vested	(36,250)	5.15

Restricted shares outstanding at September 30	80,083	$5.01

     As of September 30, 2006, there was $6,758 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plan, outside the Incentive Plan and under the ESPP. That expense is expected to be recognized over a weighted-average period of 2.9 years.
7. Share Repurchase Program
     Under the Share Repurchase Program (the “Repurchase Program”) authorized by the Company’s Board of Directors on May 3, 2006, the Company repurchased 1,994,642 shares of its common stock at an average price per share of $5.54 for an aggregate purchase price of $11,041 during the three months ended September 30, 2006. Since the Repurchase Program’s inception, the Company has repurchased 3,270,042 shares of its common stock at an average price per share of $5.35 for an aggregate purchase price of $17,501. All shares repurchased were subsequently retired.
     At September 30, 2006, the Repurchase Program had $7,499 in remaining capacity.

8. Net Income Per Share
     The following table presents the shares used in computing basic and diluted net income per share for the three months ended September 30, 2006 and 2005. Unexercised stock options to purchase 2,023,687 and 4,844,020 shares of the Company’s common stock for the three months ended September 30, 2006 and 2005, respectively, at weighted-average prices per share of $7.41 and $6.28, respectively, were not included in the computations of diluted net income per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months Ended
	September 30,
	2006	2005
Weighted-average outstanding common shares for basic net income per share	59,325,835	61,404,509
Dilutive effect of outstanding stock options and restricted stock	270,584	376,459

Outstanding common shares for diluted net income per share	59,596,419	61,780,968

9. Enterprise-Wide Disclosures
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
     The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. The Company has allocated common expenses among these geographic regions differently than it would for stand-alone information prepared in accordance with GAAP. Thus, geographic operating income (loss) may not be consistent with measures used by other companies.
     Geographic information for the three months ended September 30 was as follows:

	U.S.	Europe	Asia	Total
2006:
Revenue from services	$36,648	$11,383	$—	$48,031
Operating income (loss)	731	318	(25)	1,024
Long-lived assets	7,654	2,005	1	9,660
Deferred tax assets	19,093	(170)	171	19,094
2005:
Revenue from services	$37,126	$11,804	$—	$48,930
Operating income (loss)	1,479	605	(60)	2,024
Long-lived assets	8,795	2,308	4	11,107
Deferred tax assets	25,009	(1,063)	90	24,036
10. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 21, “Related Party Transactions” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to the financial obligations for such leases during the three months ended September 30, 2006 from those disclosed in Note 19, “Commitments and Contingencies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

11. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the risk factors section set forth in reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission, such as our Annual Report on Form 10-K filed on September 13, 2006 for the fiscal year ended June 30, 2006. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission should also be reviewed.
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
  Our Goals for Fiscal 2007 and Beyond
     At the beginning of fiscal 2006, we set out to achieve low double-digit revenue growth, exit the year with a high single digit operating margin and invest in process re-engineering, panel development and training. By the end of the fiscal 2006, we achieved 10% revenue growth and a two-point improvement in our operating margin, and we made significant investments in process re-engineering, panel development and training.
     For fiscal 2007, we look to build upon our fiscal 2006 successes with the following goals:
▪	Maintain double-digit revenue growth,

▪	Exit the year with double-digit operating margin, and

▪	Expand our global footprint.
     On a longer-term basis, we look to achieve the following goals:
▪	Revenue growth that is 50% faster than the industries in which we compete,

▪	Profit that is 50% greater than the industry average, and

▪	Become one of Fortune’s “100 Best Companies to Work For”.
  Year-to-Date
     The first three months of fiscal 2007 have been marked by some significant challenges:
▪	Total revenue decreased 1.8% compared with the same prior year period.

▪	U.S. and European revenue declined 1.3% and 3.6%, respectively, compared with the same prior year period.

▪	Driven by 40.1% growth in European Internet-based revenue, total Internet-based revenue grew 3.3% compared with the first three months of fiscal 2006. However, U.S. Internet-based revenue declined 1.5% compared with the same prior year period.

▪	Operating margin was 2.1% for the first three months of fiscal 2007, a two-point decline from 4.1% for the same prior year period.

▪	Sales bookings decreased 2.3% compared with the same prior year period.
     The revenue decreases noted above were driven by a greater than usual number of project no bids, non-renewals, project frequency changes and outsourcing decisions. By way of illustration, we decided not to bid on a recurring client tracking study in the U.S. because of its low profit margins, resulting in a revenue decrease of approximately $1.6 million during the three months ended September 30, 2006 when compared with the same prior year period. Additionally, a client in the U.K. decided to move the telephone data collection component of a large tracking study to an offshore company. While we are still managing the survey design and data analysis and reporting portions of that project, this decision had the effect of reducing revenue by approximately $1.3 million during the three months ended September 30, 2006 compared with the same prior year period. Although these occurrences are relatively routine, the collective magnitude of the specific instances that occurred within the quarter had a more significant effect than similar instances in the same prior year period.
     From a sales perspective, we are encouraged by a 12% increase in combined September and October sales bookings when compared with the same prior year period. The sales growth that began to occur in September was not enough to counter the sluggish sales in July and August, which drove the decrease in sales bookings noted above.
     While seasonality causes a certain level of volatility in our revenue, as discussed below in “Significant Factors Affecting Company Performance – Seasonality”, as well as our sales, we believe that an effective market strategy requires consistent and constant investment in our business. Therefore, despite the revenue shortfall, during the quarter we continued with $2.4 million of planned spending on long-term growth investments, specifically panel development, U.S. sales resources and employee training, an increase of 26% when compared with the same prior year period. We will continue to make similar investments where we believe it is appropriate to ensure our long-term growth.
Restructuring
     During the fourth quarter of fiscal 2006, we recorded $0.3 million in restructuring charges directly related to certain actions designed to align the cost structure of our U.K. operations with the operational needs of that business. Management developed a formal plan that included closing two facilities in Macclesfield and Stockport and consolidating those operations into our Hazel Grove location. This consolidation was completed by June 30, 2006 at a cost of less than $0.1 million, the majority of which represented future cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, we classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently in the process of identifying potential buyers for the Stockport facility and expect to sell the facility as soon as practicable but no later than June 7, 2007. We believe that the current carrying value of that facility and the related assets do not exceed their fair value less anticipated selling costs, based upon an independent third party appraisal. The consolidation of these operations resulted in the disposal of certain fixed assets at a cost of less than $0.1 million. Anticipated selling costs are expected to be less than $0.1 million, all of which will involve cash payments.
     In connection with the facilities consolidation discussed above, we also reduced the staff of the affected operations by 15 full-time equivalents and incurred $0.2 million in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006. All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed no later than June 30, 2007. Further financial information about the plan is included in Note 4, “Restructuring Charges,” to our consolidated financial statements contained in this Form 10-Q.

Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2007 include:
▪	Revenue recognition,

▪	Provision for uncollectible accounts,

▪	Restructuring charges,

▪	Discontinued operations,

▪	Valuation of intangible assets and other long-lived assets,

▪	Valuation of goodwill,

▪	Realizability of deferred tax assets and tax contingencies,

▪	HIpoints loyalty program,

▪	Post-employment payments, and

▪	Stock-based compensation.
     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
     During the three months ended September 30, 2006, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the Securities and Exchange Commission (“SEC”) on September 13, 2006.
Results of Operations
  Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2006 and 2005, respectively:

	2006	%	2005	%
Revenue from services	$48,031	100.0	$48,930	100.0
Cost of services	23,241	48.4	23,572	48.2

Gross profit	24,790	51.6	25,358	51.8
Operating expenses:
Sales and marketing	4,606	9.6	4,913	10.0
General and administrative	17,445	36.3	16,505	33.7
Depreciation and amortization	1,715	3.6	1,916	3.9

Operating income	1,024	2.1	2,024	4.1
Interest and other income, net	578	1.2	197	0.4

Income from operations before income taxes	1,602	3.3	2,221	4.5
Provision for income taxes	670	1.4	981	2.0

Net income	$932	1.9	$1,240	2.5

     Revenue from services. Total revenue decreased by $0.9 million to $48.0 million for the three months ended September 30, 2006, a decrease of 1.8% over the same prior year period. This decrease in total revenue was impacted by several factors, as more fully described below.
     U.S. revenue decreased by $0.5 million to $36.6 million for the three months ended September 30, 2006, a decrease of 1.3% over the same prior year period. This decrease in U.S. revenue was principally impacted by revenue declines in the following research groups:
▪	Healthcare, principally as a result of project frequency changes,

▪	Customer Loyalty Management (“CLM”), as a result of our decision not to bid on a recurring client tracking study because of its low profit margins, as discussed above, along with mergers involving two of CLM’s clients, and

▪	Harris Interactive Service Bureau (“HISB”), as a result of a shift from transactional-based projects to larger projects with longer lead times and continued pricing pressures in their market.
     Partially offsetting the decline in U.S. revenue was revenue growth in the following research groups:
▪	Public Affairs and Policy (formerly known as Government and Policy), as a result of improved rate realization,

▪	Marketing and Communications Research (“MCR”), as a result of developing new client relationships and continued acceptance in the marketplace of the communications product suite that MCR offers, and

▪	Emerging and General Markets, as a result of improving the alignment of our sales resources with the objectives of this business.
     European revenue decreased by $0.4 million to $11.4 million for the three months ended September 30, 2006, a decrease of 3.6% over the same prior year period. The decline in European revenue was principally impacted by the following:
▪	A U.K. client’s decision to move the telephone data collection component of a large tracking study to an offshore company, as discussed above, and

▪	ongoing changes in our U.K. sales structure which we believe will result in long-term sales and revenue increases, but which contributed to the current quarter declines as the structure was being finalized.
     Revenue from Internet-based services was $28.9 million or 60.1% of total revenue for the three months ended September 30, 2006, compared with $28.0 million or 57.2% of total revenue for the same prior year period. On a geographic basis:
▪	U.S Internet-based revenue decreased to $24.4 million or 66.6% of total U.S. revenue for the three months ended September 30, 2006, compared with $24.8 million or 66.7% of total U.S. revenue for the same prior year period.

▪	European Internet-based revenue increased to $4.5 million or 39.4% of total European revenue for the three months ended September 30, 2006, compared with $3.2 million or 27.1% of total European revenue for the same prior year period.
The overall percentage increase in revenue from Internet-based services as a percentage of total revenue was principally the result of the continued acceptance of Internet-based methods of collecting data in Europe.
     Gross profit. Gross profit decreased to $24.8 million or 51.6% of total revenue for the three months ended September 30, 2006, compared with $25.4 million or 51.8% of total revenue for the same prior year period.
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
     Sales and marketing. Sales and marketing expense decreased to $4.6 million or 9.6% of total revenue for the three months ended September 30, 2006, compared with $4.9 million or 10.0% of total revenue for the same prior year period. The decrease in sales and marketing expense was principally impacted by the following:
▪	delays in hiring additional U.K. sales personnel due to longer employee acquisition cycles that are common in the U.K., which resulted in sales force headcount being lower than anticipated for the first fiscal quarter, and

▪	unbillable project personnel time in support of sales and marketing efforts of approximately $2.0 million for the three months ended September 30, 2006, which remained consistent with $2.0 million for the same prior year period.
     General and administrative. General and administrative expense increased to $17.4 million or 36.3% of total revenue for the three months ended September 30, 2006, compared with $16.5 million or 33.7% of total revenue for the same prior year period. The increase in general and administrative expense was principally impacted by the following:
▪	$0.3 million increase in database development costs,

▪	$0.4 million increase in stock-based compensation expense for options granted during fiscal 2006, and

▪	unbillable project personnel time of approximately $3.3 million for the three months ended September 30, 2006, which remained consistent with $3.3 million for the same prior year period.
     Depreciation and amortization. Depreciation and amortization was $1.7 million or 3.6% of total revenue for the three months ended September 30, 2006, compared with $1.9 million or 3.9% of total revenue for the same prior year period. The decrease in depreciation and amortization expense was principally impacted by fixed and intangible assets that became fully depreciated or amortized during the second half of fiscal 2006 and first quarter of fiscal 2007.
     Interest and other income, net. Net interest and other income was $0.6 million or 1.2% of total revenue for the three months ended September 30, 2006, compared with $0.2 million or 0.4% of total revenue for the same prior year period. The increase in net interest and other income as a percentage of total revenue was principally impacted by the following:
▪	an increase in cash, cash equivalents and marketable securities from $37.4 million at September 30, 2005 to $46.8 million at September 30, 2006, and

▪	favorable rates of return compared with those of the same prior year period.
     Income taxes. We recorded an income tax provision of $0.7 million for the three months ended September 30, 2006, compared with a provision for income taxes of $1.0 million for the same prior year period. Our effective tax rate for the three months ended September 30, 2006 was 41.8%, compared with 44.1% for the same prior year period. The decline in our effective tax rate is principally the result of a decline in the percentage of stock-based compensation expense related to incentive stock options and nonqualified stock options issued to employees outside of the United States from 56% of total stock-based compensation expense for the three months ended September 30, 2005 to 35% for the three months ended September 30, 2006. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference and thus increases our effective tax rate accordingly.

Significant Factors Affecting Company Performance
Our Research Methodology
     We believe that our extensive experience in conducting online and multi-mode research gives us a significant competitive advantage. To date, we have completed more than 67 million online surveys, and have conducted more than 900 “research on online research” experiments in order to enhance our ability to conduct accurate online market research. For example, one indicator of accuracy is correctly reproducing the results of a tracking study after changing the mode of data collection, e.g., switching from traditional to Internet-based data collection. We have consistently been able to accurately reproduce the results of long-running tracking studies (trackers) after moving them online.
     We believe that our reputation for conducting accurate and complex research, along with strategic acquisitions, has contributed to our ability to increase market share and grow faster than our competitors. In September 2006, Inside Research named us as the world’s fastest-growing market research firm for the third consecutive year (see chart below).
     Accurate research is a major factor in achieving customer satisfaction. Satisfied customers tend to be repeat customers and we believe are often unlikely to consider switching to a competitor. As of September 30, 2006, we had a worldwide overall customer satisfaction rating of 8.6 and a willingness to recommend rating of 8.7, both on a ten point scale.
Our Scalable Technology Infrastructure
     Our scalable technology infrastructure was designed to easily and inexpensively grow as our business expands. We can conduct surveys 24/7/365 from a single location and can send one million personalized e-mail invites per hour. Additionally, we can process 180,000 five-minute incoming surveys per hour and 15,000 surveys simultaneously.

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
     Through the ongoing screening of our larger panel and recruitment targeted specifically to certain audiences, we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. We believe that our clients value our ability to rapidly survey these low-incidence groups. Many of our clients have asked us to develop specialty panels exclusively for their use. Specialty sub-panel research has become a key driver of high profit revenue growth for us.
     We continually expend considerable effort to improve the respondent experience. We reward our panelists through our points and sweepstakes programs, protect their privacy vigilantly and carefully manage the frequency of survey invitation requests.
     For more information regarding our panel, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.
Our Revenue Mix and Gross Profitability
     We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects have three specific phases as outlined in the chart below. Generally, the costs of a project are spread evenly across those three phases: survey design, data collection, and data analysis and reporting.

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
     For further information regarding Internet-based revenue, please see the tables in “Our Ability to Measure Our Performance” below.
Seasonality
     Being project-based, our business has historically exhibited moderate seasonality. Revenue tends to ramp upward during the fiscal year, with fiscal Q1, particularly the vacation months of July and August, generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) typically yields the highest revenue of the year. Although trends in any particular year may vary from the norm, given our historic seasonality we manage our business based on an annual business cycle. Consistent with this thinking, trailing twelve month data for certain of our key operating metrics is presented in the table below in “Our Ability to Measure Our Performance”. This data is derived from the quarterly key operating metrics data presented in prior periods.
Our Ability to Measure Our Performance
     We closely track certain key operating metrics, specifically sales bookings, ending sales backlog, billable full-time equivalents, days of sales outstanding, utilization and sales booking to revenue ratio. Each of these key operating metrics enables us to measure the current and forecasted performance of our business relative to historical trends and promote a management culture that focuses on accountability. We believe that this ultimately leads to increased productivity and more effective and efficient use of our human and capital resources.
     Key operating metrics for the quarter ended September 30, 2006 and the last four fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1
	FY2006	FY2006	FY2006	FY2006	FY2007
Consolidated Revenue	$48.9	$54.8	$52.2	$60.0	$48.0
Internet Revenue (as a % of total revenue)	57%	59%	60%	56%	60%
US Internet Revenue (as a % of total US revenue)	67%	67%	66%	64%	67%
European Internet Revenue (as a % of total European revenue)	27%	28%	32%	28%	39%
Cash, Cash Equivalents & Marketable Securities	$37.4	$48.0	$57.9	$56.6	$46.8
Sales Bookings	$44.9	$59.5	$66.3	$47.9	$43.9
Ending Sales Backlog	$52.5	$57.2	$71.2	$59.0	$54.9
Billable Full-Time Equivalents (FTE)	749	734	721	727	729
Days Sales Outstanding (DSO)	53 days	44 days	32 days	43 days	47 days
Utilization	56%	64%	63%	64%	60%
Sales Bookings to Revenue Ratio	0.92	1.09	1.27	0.80	0.91
     Since our business does have moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we are now publishing trailing twelve month key operating metrics. Trailing twelve month data for certain of our key operating metrics as of September 30, 2006 and as of the last four fiscal quarter end dates were as follows (U.S. Dollar amounts in millions):

	Sep 05	Dec 05	Mar 06	Jun 06	Sep 06
Consolidated Revenue (continuing operations only)	$206.6	$208.8	$210.2	$216.0	$215.1
Internet Revenue (as a % of total revenue)	55%	57%	58%	58%	59%
US Internet Revenue (as a % of total US revenue)	64%	66%	66%	66%	66%
European Internet Revenue (as a % of total European revenue)	26%	28%	29%	29%	32%
Total Sales Bookings	$196.9	$212.1	$218.5	$218.6	$217.6
Average Billable Full-Time Equivalents (FTE)	749	742	733	733	728
Utilization	60%	60%	61%	62%	63%
Sales Bookings to Revenue Ratio	0.95	1.02	1.04	1.01	1.01
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
     Sales bookings of $43.9 million for the three months ended September 30, 2006 represented a 2.3% decrease compared with the same prior year period. This decrease is the result of the greater than usual number of project no bids, non-renewals, project frequency changes and outsourcing decisions as discussed above, as well as delays in recruiting and hiring additional U.K. sales personnel due to longer employee acquisition cycles that are common in the U.K. Considering these factors, as well as historical trends that indicate that Q1 is typically our slowest quarter for sales bookings, we do not believe that sales bookings for the three months ended September 30, 2006 are necessarily an indicator of expected trends for the remainder of the fiscal year.
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
     Ending sales backlog of $54.9 million for the three months ended September 30, 2006 represented a 4.7% increase compared with the same prior year period. We look for ending sales backlog to fluctuate throughout the remainder of fiscal 2007 in a manner that directly correlates with revenue and sales bookings.
     Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.
     Billable FTE’s of 729 for the three months ended September 30, 2006 represented a 2.7% decrease compared with 749 billable FTE’s reported for the same prior year period and consistent with 728 billable FTE’s on a trailing twelve-month basis. The decrease from the same prior year period is directly related to increased productivity of our professional staff, as evidenced by the improved utilization discussed below.
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
     DSO for the three months ended September 30, 2006 represented a 10.7% improvement compared with the same prior year period. This improvement was the result of our continued focus on ensuring the effectiveness of our collection efforts and was also a key driver of the 24.9% increase in our cash and marketable securities at September 30, 2006 when compared with September 30, 2005. While DSO for the three months ended September 30, 2006 increased by 10.7% when compared with DSO for the three months ended June 30, 2006, this sequential increase is consistent with historical trends.
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
     Utilization for the three months ended September 30, 2006 was 60% compared with 56% for the same prior year period, and was 63% on a trailing twelve-month basis. This improvement is the result of our continued focus on minimizing unbillable professional staff time.
     Our Sales Bookings to Revenue Ratio, a metric newly published during the quarter, is determined by dividing total sales bookings for the period by total revenue. Ratios above 1.0 are indicative of a growing sales backlog, an important metric for us as we monitor expected revenue trends for future periods.

     Our sales bookings to revenue ratio of 0.91 for the three months ended September 30, 2006 was essentially flat with 0.92 for the same prior year period, principally driven by our sluggish sales in July and August as discussed above. The sales bookings to revenue ratio on a trailing twelve-month basis is indicative of the beginnings of growth in our sales backlog as we move beyond our first fiscal quarter, which is historically our slowest quarter from a sales and revenue perspective.
Liquidity and Capital Resources
Cash and Cash Equivalents
     The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities and net cash (used in) provided by financing activities, for the three months ended September 30:

	2006	2005
Net cash provided by operating activities	$1,745	$1,334
Net cash provided by (used in) investing activities	5,316	(982)
Net cash (used in) provided by financing activities	(10,841)	43
     Net cash provided by operating activities. Net cash provided by operating activities increased by $0.4 million to $1.7 million for the three months ended September 30, 2006, compared with $1.3 million for the same prior year period. The increase in net cash provided by operating activities was principally attributable to decreases in accounts receivable as a result of our continued focus on cash collections, partially offset by a timing-related decrease in accrued expenses and a decrease in cash received from customer billings in excess of project-related costs (deferred revenue).
     Net cash provided by (used) in investing activities. Net cash provided by investing activities was $5.3 million for the three months ended September 30, 2006, compared with $1.0 million used in investing activities for the same prior year period. The increase from the same prior year period is primarily the result of our liquidation of marketable securities to fund repurchases of our common stock under our Share Repurchase Program, offset by our ongoing investing activities.
     Net cash (used in) provided by financing activities. Net cash used in financing activities increased to $10.8 million for the three months ended September 30, 2006, compared with less than $0.1 million of net cash provided by financing activities for the same prior year period. The increase in net cash used in financing activities was principally attributable to the use of $11.0 million in cash to repurchase shares of our common stock under our Share Repurchase Program.
Working Capital
     At September 30, 2006, we had cash and cash equivalents of $7.6 million, a decrease of 43.8% from $13.6 million at September 30, 2005, and down sequentially by 33.3% from $11.5 million at June 30, 2006. In addition, we also had $39.1 million in marketable securities at September 30, 2006, an increase of 64.0% from $23.9 million at September 30, 2005, but down sequentially by $6.0 million or 13.3% from $45.1 million at June 30, 2006 as a result of our continued purchases of common stock under our Share Repurchase Program. Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate are necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If we acquire additional businesses, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2007, our capital expenditures are expected to range between $4.5 and $5.5 million. We believe that cash generated from our operations and the cash and marketable securities we currently hold at September 30, 2006 are sufficient to provide adequate funding for any foreseeable capital requirements that may arise.

Share Repurchase Program
     On May 3, 2006, our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) in an effort to improve shareholder return on investment. Under the Repurchase Program, up to $25.0 million could be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized. Purchases may be made in the open market or in any private transaction, and in accordance with applicable laws, rules, and regulations. The Repurchase Program and related activity are more fully described below in Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds.”
     During the three months ended September 30, 2006, we repurchased 1,994,642 shares of common stock at an average price per share of $5.54 for an aggregate purchase price of $11.0 million. Since the Repurchase Program’s inception, we have repurchased 3,270,042 shares of common stock at an average price per share of $5.35 for an aggregate purchase price of $17.5 million. All shares repurchased were subsequently retired.
     At September 30, 2006, the Repurchase Program had $7.5 million in remaining capacity. We anticipate using this capacity during the fiscal year ending June 30, 2007, subject to the conditions described above.
Lines and Letters of Credit
     On August 15, 2006, we entered into a Credit Agreement (the “Agreement”) with a commercial bank (the “Bank”) for a line of credit which will enable us to borrow up to a maximum of $15.0 million at any one time outstanding (the “Credit Facility”). Borrowings under the Credit Facility are repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on May 31, 2007. Additionally, the Bank agrees to issue letters of credit under the line of credit at our request in an aggregate amount not to exceed $15.0 million. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, we must cash collateralize outstanding letters of credit.
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
     There were no borrowings under this arrangement at September 30, 2006, but there were letters of credit outstanding of approximately $0.1 million, which correspondingly reduce our available borrowing capacity under the line of credit.
     At September 30, 2006, we had, and continue to maintain, a line of credit with another commercial bank that provides borrowing availability up to $10.0 million, at the prime interest rate (8.25% at September 30, 2006). Borrowings under this arrangement are due upon demand. There were no borrowings under this arrangement at September 30, 2006, but there was a letter of credit for €3.1 million (approximately $3.9 million based on the September 30, 2006 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended March 31, 2004.
     We are arranging with the beneficiaries to substitute a new letter of credit to be issued under the Credit Facility for the currently outstanding letter of credit issued for our account by the commercial bank with which we have a $10.0 million line of credit. Our prior arrangements with the commercial bank were more fully described in our Annual Report on Form 10-K filed with the SEC on September 13, 2006. Upon completion of such substitution, our existing facilities with that commercial bank will be terminated.
     At September 30, 2006 and 2005, we had no short-term or long-term borrowings.

Off-Balance Sheet Arrangements and Contractual Obligations
     At September 30, 2006 and June 30, 2006, we did not have any transactions, agreements or other contractual arrangements with any entity unconsolidated with us constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended September 30, 2006 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.
Recent Accounting Pronouncements
     See “Recent Accounting Pronouncements” in Note 3, “Summary of Significant Accounting Policies,” to our consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements as of September 30, 2006, for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions. We have international sales and continuing operations in Europe, Hong Kong and China. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.
     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our continuing international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our U.S. operations. While Europe now contributes significantly to our revenues, we continue to believe that our exposure to foreign currency fluctuation risk is low, given that our European operations have historically produced low operating profits. However, if the operating profits in Europe increase and we continue to expand there, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
     To the extent that we incur expenses that are based on locally denominated sales volumes paid in local currency, the exposure to foreign exchange risk is reduced. Since our foreign operations are conducted using a foreign currency, we bear additional risk of fluctuations in exchange rates because of instruments denominated in a foreign currency. We have historically had low exposure to changes in foreign currency exchange rates with regard to instruments denominated in a foreign currency, given the amount and short-term nature of the maturity of these instruments. The carrying values of financial instruments denominated in a foreign currency, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of the maturity of these instruments.
     We performed a sensitivity analysis as of September 30, 2006. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial position, results of operations and cash flows. Therefore, we have not entered into any arrangements that involve derivative financial instruments to mitigate our exposure to translation and transaction risk. However, this does not preclude our adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, we will continue to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.

Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: Other Information
Item 1 — Legal Proceedings
     In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.
Item 1A — Risk Factors
     There have been no material changes to the risk factors that we disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     On May 3, 2006, the Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”), which commenced on May 17, 2006. Under the Repurchase Program, up to $25,000,000 could be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized.
     On June 9, 2006, pursuant to the Repurchase Program, we established a plan to repurchase shares in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Act”). The plan provided for repurchases commencing June 19, 2006 through the earlier of November 9, 2006 or the occurrence of $17,700,000 of purchases under the plan, subject to the conditions specified in the plan, including among others that the maximum price per share at the time of repurchase cannot exceed $5.70 and that such purchases may not exceed the maximum daily volume limitation as calculated in accordance with Rule 10b-18 under the Act. After November 9, 2006, decisions on amounts of repurchases and their timing will be based on factors such as the stock price, availability and general economic and market conditions. In addition, privately negotiated block purchases have been and may be made from time to time.
     The following table shows the monthly activity for our Repurchase Program for the three months ended September 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares That
			as Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
	Purchased	per Share	Program	Program

July 1, 2006 through July 31, 2006	1,184,900	$5.51	1,184,900	$12,015,848
August 1, 2006 through August 31, 2006	683,461	5.56	683,461	8,213,738
September 1, 2006 through September 30, 2006	126,281	5.66	126,281	7,499,269

Total	1,994,642	$5.54	1,994,642	7,499,269

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

November 8, 2006	Harris Interactive Inc.
	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).