Form 10-Q
period 2006-12-31
HARRIS INTERACTIVE INC
filed 2007-02-07
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2006
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
(585) 272-8400
(Registrant’s telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Yes ☐ No ☑
     On February 2, 2007, 58,845,099 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2006

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,494	$11,465
Marketable securities	22,528	45,145
Accounts receivable, less allowances of $56 and $70 at December 31, 2006 and June 30, 2006, respectively	41,575	35,454
Unbilled receivables	7,060	9,502
Prepaid expenses and other current assets	4,854	5,436
Deferred tax assets	3,401	3,534
Assets held for sale	—	761

Total current assets	110,912	111,297

Property, plant and equipment, less accumulated depreciation of $31,377 and $29,838 at December 31, 2006 and June 30, 2006, respectively	9,861	9,759
Goodwill	103,454	103,454
Other intangibles, less accumulated amortization of $5,057 and $4,347 at December 31, 2006 and June 30, 2006, respectively	10,938	11,648
Deferred tax assets, less valuation allowance of $1,794 at December 31, 2006 and June 30, 2006	13,802	16,827
Other assets	1,834	1,572

Total assets	$250,801	$254,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	9,151	11,495
Accrued expenses	21,686	21,573
Deferred revenue	21,883	16,720

Total current liabilities	52,720	49,788

Deferred tax liabilities	458	563
Other long-term liabilities	1,189	2,928
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2006 and June 30, 2006	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,845,099 shares issued and outstanding at December 31, 2006 and 60,832,558 shares issued and outstanding at June 30, 2006	59	61
Additional paid-in capital	209,947	219,954
Accumulated other comprehensive income	1,206	597
Accumulated deficit	(14,778)	(19,334)

Total stockholders’ equity	196,434	201,278

Total liabilities and stockholders’ equity	$250,801	$254,557

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue from services	$56,562	$54,821	$104,593	$103,752
Cost of services	27,326	27,332	50,567	50,906

Gross profit	29,236	27,489	54,026	52,846
Operating expenses:
Sales and marketing	5,269	4,920	9,874	9,833
General and administrative	17,009	16,812	34,454	33,317
Depreciation and amortization	1,612	1,805	3,327	3,721
Gain on sale of assets held for sale	(410)	—	(410)	—

Total operating expenses	23,480	23,537	47,245	46,871

Operating income	5,756	3,952	6,781	5,975
Interest and other income, net	610	260	1,188	458

Income from operations before income taxes	6,366	4,212	7,969	6,433
Provision for income taxes	2,742	1,862	3,413	2,843

Net income	$3,624	$2,350	$4,556	$3,590

Basic net income per share	$0.06	$0.04	$0.08	$0.06

Diluted net income per share	$0.06	$0.04	$0.08	$0.06

Weighted-average shares outstanding — basic	58,725,751	61,496,266	59,025,793	61,450,388

Weighted-average shares outstanding — diluted	59,003,309	61,850,229	59,292,912	61,807,235

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,556	$3,590
Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation and amortization	3,327	3,721
Deferred taxes	3,032	2,785
Stock-based compensation	1,959	1,342
401(k) matching contribution	557	470
Amortization of premium (discount) on marketable securities	(44)	—
Gain on sale of assets held for sale	(410)	—
(Increase) decrease in assets —
Accounts receivable	(5,464)	(3,460)
Unbilled receivables	2,596	2,714
Prepaid expenses and other current assets	(95)	(500)
Other assets	(261)	(18)
(Decrease) increase in liabilities —
Accounts payable	(2,396)	(760)
Accrued expenses	(279)	(2,807)
Deferred revenue	4,920	5,794
Other liabilities	(1,739)	(424)

Net cash provided by operating activities	10,259	12,447
Cash flows from investing activities:
Purchase of marketable securities	(39,485)	(14,155)
Proceeds from maturities and sales of marketable securities	62,231	6,148
Proceeds from sale of assets held for sale	1,273	—
Capital expenditures	(1,969)	(1,092)

Net cash provided by (used in) investing activities	22,050	(9,099)
Cash flows from financing activities:
Repurchase of common stock	(13,284)	—
Proceeds from exercise of employee stock options and employee stock purchases	829	389

Net cash (used in) provided by financing activities	(12,455)	389
Effect of exchange rate changes on cash and cash equivalents	175	(207)
Net increase in cash and cash equivalents	20,029	3,530
Cash and cash equivalents at beginning of period	11,465	13,118

Cash and cash equivalents at end of period	$31,494	$16,648

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
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 13, 2006.
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
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88

Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending June 30, 2007. SFAS No. 158 will not have a material impact on the Company’s consolidated financial statements.
SAB No. 108
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the Company’s consolidated financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will adopt SAB No. 108 on June 30, 2007 and does not expect that it will have an impact on the Company’s consolidated financial statements.
4. Restructuring Charges
     During the fourth quarter of fiscal 2006, the Company recorded $250 in restructuring charges directly related to certain actions designed to align the cost structure of its U.K. operations with the operational needs of that business. Management developed a formal plan that included the closure of two facilities in Macclesfield and Stockport and consolidation of those operations into the Company’s Hazel Grove location. This facilities consolidation was completed by June 30, 2006 at a cost of $59, the majority of which represented cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, the Company classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144. On December 29, 2006, the Company completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1,273, which resulted in a gain of $410. The gain is recorded under “Gain on sale of assets held for sale” in the Company’s statements of operations for the three and six months ended December 31, 2006.
     In connection with the facilities consolidation discussed above, the Company reduced the staff of the affected operations by 15 full-time equivalents and as a result, incurred $191 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.
     The restructuring charges described above were recorded under “Restructuring charges” in the Company’s statement of operations for the fiscal year ended June 30, 2006. The following table summarizes activity with respect to the restructuring charges for the fiscal 2006 plan during the six months ended December 31, 2006:

		Lease
	Severance	Commitments	Total
Remaining reserve at July 1, 2006	$90	$59	$149
Cash payments during fiscal 2007	(90)	(15)	(105)

Remaining reserve at December 31, 2006	$—	$44	$44

     All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed by August 2007.

5. Comprehensive Income
     The components of the Company’s total comprehensive income for the three and six months ended December 31 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income, as reported	$3,624	$2,350	$4,556	$3,590
Foreign currency translation adjustments	475	(332)	516	(322)
Unrealized gain (loss) on marketable securities	(5)	22	93	9

Total comprehensive income	$4,094	$2,040	$5,165	$3,277

6. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). For the three months ended December 31, 2006 and 2005, the Company recognized $920 and $684, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (the “Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). For the six months ended December 31, 2006 and 2005, the Company recognized $1,959 and $1,342, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under the Incentive Plan, stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP.
     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the six months ended December 31, 2006:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	6,150,034	$5.41
Options granted	37,500	5.42
Options forfeited	(670,466)	7.58
Options exercised	(171,153)	3.01

Options outstanding at December 31	5,345,915	$5.22

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2006:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	116,333	$5.05
Granted	76,135	6.53
Vested	(61,023)	5.44

Restricted shares outstanding at December 31	131,445	$5.73

     As of December 31, 2006, there was $6,396 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plan, outside the Incentive Plan and under the ESPP. That expense is expected to be recognized over a weighted-average period of 2.7 years.
7. Share Repurchase Program
     Under the Share Repurchase Program (the “Repurchase Program”) authorized by the Company’s Board of Directors on May 3, 2006, the Company repurchased 410,100 shares of its common stock at an average price per share of $5.47 for an aggregate purchase price of $2,243 during the three months ended December 31, 2006. Since the Repurchase Program’s inception, the Company has repurchased 3,680,142 shares of its common stock at an average price per share of $5.36 for an aggregate purchase price of $19,743. All shares repurchased were subsequently retired.
     At December 31, 2006, the Repurchase Program had $5,257 in remaining capacity. On January 31, 2007, the Company’s Board of Directors approved expanding the capacity of the Repurchase Program by $30,000 and extending its duration through December 31, 2007.
8. Net Income Per Share
     The following table presents the share counts used in computing basic and diluted net income per share for the three and six months ended December 31, 2006 and 2005. Unexercised stock options to purchase 1,961,187 and 4,807,020 shares of the Company’s common stock for both the three and six months ended December 31, 2006 and 2005, respectively, at weighted-average prices per share of $7.38 and $6.28, respectively, were not included in the computations of diluted net income per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Weighted-average outstanding common shares for basic net income per share	58,725,751	61,496,266	59,025,793	61,450,388
Dilutive effect of outstanding stock options and unvested restricted stock	277,558	353,963	267,119	356,847

Outstanding common shares for diluted net income per share	59,003,309	61,850,229	59,292,912	61,807,235

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

     Geographic information for the three and six months ended December 31, 2006 and 2005 was as follows:

	U.S.	Europe	Asia	Total
Three months ended December 31, 2006:
Revenue from services	$43,172	$13,390	$—	$56,562
Operating income (loss)	4,500	1,324	(68)	5,756
Long-lived assets	7,447	2,413	1	9,861
Deferred tax assets	16,721	(174)	198	16,745

Three months ended December 31, 2005:
Revenue from services	$43,653	$11,168	$—	$54,821
Operating income (loss)	3,902	126	(76)	3,952
Long-lived assets	8,513	2,066	4	10,583
Deferred tax assets	24,637	38	120	24,795

Six months ended December 31, 2006:
Revenue from services	$79,820	$24,773	$—	$104,593
Operating income (loss)	5,231	1,643	(93)	6,781
Long-lived assets	7,447	2,413	1	9,861
Deferred tax assets	16,721	(174)	198	16,745

Six months ended December 31, 2005:
Revenue from services	$80,779	$22,973	$—	$103,752
Operating income (loss)	5,431	681	(137)	5,975
Long-lived assets	8,513	2,066	4	10,583
Deferred tax assets	24,637	38	120	24,795
10. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 21, “Related Party Transactions” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to the financial obligations for such leases during the six months ended December 31, 2006 from those disclosed in Note 19, “Commitments and Contingencies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
11. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as our Annual Report on Form 10-K filed on September 13, 2006 for the fiscal year ended June 30, 2006. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the SEC should also be reviewed.
Overview
     Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
Year-to-Date
     The first six months of fiscal 2007 have been marked by some noteworthy achievements, along with some significant challenges:
▪	Total revenue for the second fiscal quarter increased 3.2%, but was essentially flat for the fiscal year-to-date, when compared with the same prior year periods.

▪	Gross profit for the second fiscal quarter increased to 51.7% compared with 50.1% for the same prior year period. For the fiscal year-to-date, gross profit increased to 51.7% compared with 50.9% for the same prior year period.

▪	Operating margin was 10.2% for the second fiscal quarter, an improvement of three points from 7.2% for the same prior year period, and included a $0.4 million gain on the sale of assets held for sale. Operating margin for the fiscal year-to-date was 6.5%, an improvement of nearly one point from 5.8% for the same prior year period.

▪	Net income increased 54.2% for the second fiscal quarter and 26.9% for the fiscal year-to-date, compared with the same prior year periods.

▪	Sales bookings for the second fiscal quarter reached an all-time high of $66.5 million, an increase of $7.0 million or 12% compared with the same prior year period.

▪	Total U.S. revenue declined 1.1% for the second fiscal quarter and 1.2% for the fiscal year-to-date, compared with the same prior year periods. However, total European revenue grew 19.9% for the second fiscal quarter and 7.8% for the fiscal year-to-date, compared with the same prior year periods.

▪	Total Internet-based revenue was essentially flat for the second fiscal quarter but grew 1.6% for the fiscal year-to-date, compared with the same prior year periods.

▪	U.S. Internet-based revenue declined 2.8% for the second fiscal quarter and 2.2% for the fiscal year-to-date, compared with the same prior year periods. However, European Internet-based revenue grew 26.9% for the second fiscal quarter and 33.5% for the fiscal year-to-date, compared with the same prior year periods.
     As noted above, gross profit increased in both the second fiscal quarter and for the year-to-date compared with the same prior year periods. These increases are the result of the continuing effects of our improved pricing strategy, which also contributed to the increase in operating margin for the quarter. In addition, we view the operating margin achieved in the second fiscal quarter as a positive indicator of the success of our efforts to balance the need to control costs with the need to continue with planned spending on long-term growth investments, specifically panel development, sales resources and employee training.
     We are encouraged by the growth of our total European revenue and European Internet-based revenue both in the second fiscal quarter, and for the year to date. We believe that this growth is the result of our concerted efforts toward stabilizing our European operations, our increased emphasis on marketing and selling Internet-based research in Europe and the ongoing transition to Internet-based research in the European market.
     Our total U.S. revenue, as well as our U.S. Internet-based revenue, showed modest declines for both the second fiscal quarter, as well as for the fiscal-year-to-date. We believe these declines are largely the result of our decision not to bid on a recurring, Internet-based client tracking study in the U.S. because of its low profit margins. This study had delivered nearly $4 million in revenue during the first six months of the prior fiscal year. In addition, we have faced challenges at some of our larger Healthcare clients, specifically, internal restructuring at one client and the postponement of recurring patient research studies at another. On a positive note, we have seen growth in our Marketing and Communications Research, Public Affairs and Policy, Emerging and General Markets and Brand and Strategy groups, as a result of developing new client relationships, aligning our sales resources to better meet business needs and increasing collaboration between our research groups.
     From a sales perspective, we are encouraged by the 12% increase in sales bookings for the second fiscal quarter compared with the same prior year period. As a result of achieving this new sales bookings record, it is clear to us that our investments to expand our sales force by 34% from the same prior year period and provide additional sales training, as well as our continued focus on deep account penetration, are now paying off in the form of sales growth. However, it should be emphasized that the rate at which these bookings convert to revenue has slowed as we successfully execute our sales strategy and win larger relationships and more long-term tracking studies.
Restructuring
     During the fourth quarter of fiscal 2006, we recorded $0.3 million in restructuring charges directly related to certain actions designed to align the cost structure of our U.K. operations with the operational needs of that business. Management developed a formal plan that included closing two facilities in Macclesfield and Stockport and consolidating those operations into our Hazel Grove location. This consolidation was completed by June 30, 2006 at a cost of less than $0.1 million, the majority of which represented future cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, we classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On December 29, 2006, we completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1.3 million, which resulted in a gain of $0.4 million. The gain is recorded under “Gain on sale of assets held for sale” in our unaudited statements of operations for the three and six months ended December 31, 2006.
     In connection with the facilities consolidation discussed above, we also reduced the staff of the affected operations by 15 full-time equivalents and incurred $0.2 million in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006. All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed by August 2007. Further financial information about the plan is included in Note 4, “Restructuring Charges,” to our unaudited consolidated financial statements contained in this Form 10-Q.
Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2007 include:
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
     During the three months ended December 31, 2006, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.
     In September 2006, a review was conducted of stock options previously granted by us to both Named Executive Officers and Non-Employee Directors. The review confirmed the grants of such stock options were properly authorized and accounted for.
Results of Operations
   Three Months Ended December 31, 2006 Versus Three Months Ended December 31, 2005
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2006 and 2005, respectively:

	2006	%	2005	%
Revenue from services	$56,562	100.0	$54,821	100.0
Cost of services	27,326	48.3	27,332	49.9

Gross profit	29,236	51.7	27,489	50.1
Operating expenses:
Sales and marketing	5,269	9.3	4,920	9.0
General and administrative	17,009	30.1	16,812	30.7
Depreciation and amortization	1,612	2.8	1,805	3.3
Gain on sale of assets held for sale	(410)	(0.7)	—	—

Operating income	5,756	10.2	3,952	7.2
Interest and other income, net	610	1.1	260	0.5

Income from operations before income taxes	6,366	11.3	4,212	7.7
Provision for income taxes	2,742	4.9	1,862	3.4

Net income	$3,624	6.4	$2,350	4.3

     Revenue from services. Total revenue increased by $1.7 million to $56.6 million for the three months ended December 31, 2006, a increase of 3.2% over the same prior year period. This increase in total revenue was impacted by several factors, as more fully described below.
     U.S. revenue decreased by $0.5 million to $43.2 million for the three months ended December 31, 2006, a decrease of

1.1% over the same prior year period. This decrease in U.S. revenue was due to revenue declines in the following research groups:
▪	Healthcare, as a result of internal restructuring at certain of this group’s clients, as well as a client decision to postpone recurring patient research studies, and

▪	Customer Loyalty Management, as a result of our decision not to bid on a recurring client tracking study because of its low profit margins, offset in part by winning a new tracking study at an existing client.
     Partially offsetting this decrease in U.S. revenue were revenue increases in the following research groups:
▪	Marketing and Communications Research, as a result of winning new tracking studies with new and existing clients,

▪	Public Affairs and Policy (formerly known as Government and Policy), as a result of re-aligning our sales resources with the objectives of this business, and

▪	Brand and Strategy, as a result of improving its collaborative efforts with our other research groups.
     European revenue increased by $2.2 million to $13.4 million for the three months ended December 31, 2006, an increase of 19.9% over the same prior year period. European revenue increased principally due to the following:
▪	favorable impact of $1.3 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro, and

▪	our concerted efforts toward stabilizing our European operations.
     Revenue from Internet-based services was $32.4 million or 57.4% of total revenue for the three months ended December 31, 2006, compared with $32.4 million or 59.1% of total revenue for the same prior year period. On a geographic basis:
▪	U.S Internet-based revenue decreased to $28.4 million or 65.8% of total U.S. revenue for the three months ended December 31, 2006, compared with $29.2 million or 67.0% of total U.S. revenue for the same prior year period.

▪	European Internet-based revenue increased to $4.0 million or 30.0% of total European revenue for the three months ended December 31, 2006, compared with $3.2 million or 28.4% of total European revenue for the same prior year period.
The overall percentage decline in revenue from Internet-based services is principally the result of our decision not to bid on a recurring client tracking study in the U.S. because of its low profit margins. The increase in European Internet-based revenue was driven by our increased emphasis on marketing and selling Internet-based research in Europe, as well as the ongoing transition to Internet-based research in the European market.
     Gross profit. Gross profit increased to $29.2 million or 51.7% of total revenue for the three months ended December 31, 2006, compared with $27.5 million or 50.1% of total revenue for the same prior year period. The improvement in gross profit from the same prior year period was driven by the ongoing effects of our value-pricing strategy, as well as an approximately one point reduction in the cost of direct purchases as a result of the mix of work performed during the quarter.
     Sales and marketing. Sales and marketing expense increased to $5.3 million or 9.3% of total revenue for the three months ended December 31, 2006, compared with $4.9 million or 9.0% of total revenue for the same prior year period. The increase in sales and marketing expense was principally due to the following:
▪	$0.2 million increase in commissions expense, and

▪	$0.1 million increase in marketing and advertising expense.
Both of the increases noted above are the result of the increase in our sales force headcount discussed above, which we believe is helping drive our increased sales bookings.
     General and administrative. General and administrative expense increased to $17.0 million or 30.1% of total revenue for the three months ended December 31, 2006, compared with $16.8 million or 30.7% of total revenue for the same prior year period. General and administrative expense included a $0.2 million increase in stock-based compensation expense for options and restricted stock granted during the second half of fiscal 2006.
     Depreciation and amortization. Depreciation and amortization was $1.6 million or 2.8% of total revenue for the three months ended December 31, 2006, compared with $1.8 million or 3.3% of total revenue for the same prior year period. The decrease in depreciation and amortization expense was the result of fixed and intangible assets that became fully depreciated or amortized during the second half of fiscal 2006 and first half of fiscal 2007.
     Gain on sale of assets held for sale. Gain on sale of assets held for sale consists solely of a $0.4 million gain realized on the December 2006 sale of our Stockport facility. No similar gains were realized during the same prior year period.
     Interest and other income, net. Net interest and other income was $0.6 million or 1.1% of total revenue for the three months ended December 31, 2006, compared with $0.3 million or 0.5% of total revenue for the same prior year period. The increase in net interest and other income as a percentage of total revenue was principally due to the following:
▪	an increase in cash, cash equivalents and marketable securities from $48.0 million at December 31, 2005 to $54.0 million at December 31, 2006, and

▪	favorable rates of return compared with those of the same prior year period.
     Income taxes. We recorded an income tax provision of $2.7 million for the three months ended December 31, 2006, compared with a provision for income taxes of $1.9 million for the same prior year period. Our effective tax rate for the three months ended December 31, 2006 was 43.1%, compared with 44.2% for the same prior year period. The decline in our effective tax rate is principally the result of a decline in the percentage of stock-based compensation expense related to incentive stock options and nonqualified stock options issued to employees outside of the United States from 53% of total stock-based compensation expense for the three months ended December 31, 2005 to 34% for the three months ended December 31, 2006. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference, which increases our effective tax rate above normal statutory rates.
Six Months Ended December 31, 2006 Versus Six Months Ended December 31, 2005
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2006 and 2005, respectively:

	2006	%	2005	%
Revenue from services	$104,593	100.0	$103,752	100.0
Cost of services	50,567	48.3	50,906	49.1

Gross profit	54,026	51.7	52,846	50.9
Operating expenses:
Sales and marketing	9,874	9.4	9,833	9.5
General and administrative	34,454	32.9	33,317	32.1
Depreciation and amortization	3,327	3.2	3,721	3.6
Gain on sale of assets held for sale	(410)	(0.4)	—	—

Operating income	6,781	6.5	5,975	5.8
Interest and other income, net	1,188	1.1	458	0.4

Income from operations before income taxes	7,969	7.6	6,433	6.2
Provision for income taxes	3,413	3.3	2,843	2.7

Net income	$4,556	4.4	$3,590	3.5

     Revenue from services. Total revenue increased by $0.8 million to $104.6 million for the six months ended December 31, 2006, an increase of 0.8% over the same prior year period. This increase in total revenue was impacted by several factors, as more fully described below.
     U.S. revenue decreased by $1.0 million to $79.8 million for the six months ended December 31, 2006, a decrease of 1.2% over the same prior year period. This decrease in U.S. revenue was due to revenue declines in the following research groups:
▪	Healthcare, as a result of internal restructuring at certain of this group’s clients, as well as a client decision to postpone recurring patient research studies, and

▪	Customer Loyalty Management, as a result of our decision not to bid on an ongoing tracking study because of its low profit margins, offset in part by a new tracking study at an existing client.
     Partially offsetting this decrease in U.S. revenue were revenue increases in the following research groups:
▪	Marketing and Communications Research, as a result of winning new tracking studies with new and existing clients,

▪	Public Affairs and Policy (formerly known as Government and Policy), as a result of re-aligning our sales resources to meet the objectives of this business, and

▪	Emerging and General Markets, as a result of improving the alignment of our sales resources with the objectives of this business.
     European revenue increased by $1.8 million to $24.8 million for the six months ended December 31, 2006, an increase of 7.8% over the same prior year period. European revenue increased principally due to the following:
▪	favorable impact of $1.8 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro, and

▪	our concerted efforts toward stabilizing our European operations.
     Revenue from Internet-based services was $61.3 million or 58.6% of total revenue for the six months ended December 31, 2006, compared with $60.4 million or 58.2% of total revenue for the same prior year period. On a geographic basis:
▪	U.S Internet-based revenue decreased to $52.8 million or 66.2% of total U.S. revenue for the six months ended December 31, 2006, compared with $54.0 million or 66.9% of total U.S. revenue for the same prior year period.

▪	European Internet-based revenue increased to $8.5 million or 34.3% of total European revenue for the six months ended December 31, 2006, compared with $6.4 million or 27.7% of total European revenue for the same prior year period.
The overall percentage increase in revenue from Internet-based services as a percentage of total revenue was driven by our increased emphasis on marketing and selling Internet-based research in Europe, as well as the ongoing transition to Internet-based research in the European market. The decline in U.S. Internet-based revenue is principally the result of our decision not to bid on a recurring client tracking study because of its low profit margins.
     Gross profit. Gross profit increased to $54.0 million or 51.7% of total revenue for the six months ended December 31, 2006, compared with $52.8 million or 50.9% of total revenue for the same prior year period. The improvement in gross profit from the same prior year period was driven by the ongoing effects of our value-pricing strategy, as well as an approximately one point reduction in the cost of direct purchases as a result of the mix of work performed during the six months ended December 31, 2006.
     Sales and marketing. Sales and marketing expense was $9.9 million or 9.4% of total revenue for the six months ended December 31, 2006, compared with $9.8 million or 9.5% of total revenue for the same prior year period. The increase in sales and marketing expense is principally the result of the increase in our sales force headcount discussed above, which we believe is helping drive our increased sales bookings.
     General and administrative. General and administrative expense increased to $34.5 million or 32.9% of total revenue for the six months ended December 31, 2006, compared with $33.3 million or 32.1% of total revenue for the same prior year period. The increase in general and administrative expense was principally due to the following:
▪	$0.6 million increase in stock-based compensation expense for options and restricted stock granted during the second half of fiscal 2006, and

▪	$0.2 million increase in database development costs.
     Depreciation and amortization. Depreciation and amortization was $3.3 million or 3.2% of total revenue for the six months ended December 31, 2006, compared with $3.7 million or 3.6% of total revenue for the same prior year period. The decrease in depreciation and amortization expense was the result of fixed and intangible assets that became fully depreciated or amortized during the second half of fiscal 2006 and first half of fiscal 2007.
     Gain on sale of assets held for sale. Gain on sale of assets held for sale consists solely of a $0.4 million gain realized on the December 2006 sale of our Stockport facility. No similar gains were realized during the same prior year period.
     Interest and other income, net. Net interest and other income was $1.2 million or 1.1% of total revenue for the six months ended December 31, 2006, compared with $0.5 million or 0.4% of total revenue for the same prior year period. The increase in net interest and other income as a percentage of total revenue was principally due to the following:
▪	an increase in cash, cash equivalents and marketable securities from $48.0 million at December 31, 2005 to $54.0 million at December 31, 2006, and

▪	favorable rates of return compared with those of the same prior year period.
     Income taxes. We recorded an income tax provision of $3.4 million for the six months ended December 31, 2006, compared with a provision for income taxes of $2.8 million for the same prior year period. Our effective tax rate for the six months ended December 31, 2006 was 42.8%, compared with 44.2% for the same prior year period. The decline in our effective tax rate is principally the result of a decline in the percentage of stock-based compensation expense related to incentive stock options and nonqualified stock options issued to employees outside of the United States from 54% of total stock-based compensation expense for the six months ended December 31, 2005 to 35% for the six months ended December 31, 2006. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference, which increases our effective tax rate above normal statutory rates.
Significant Factors Affecting Our Performance
Our Research Methodology
     We believe that our extensive experience in conducting online and multi-mode research gives us a significant competitive advantage. To date, we have completed more than 70 million online surveys, and have conducted more than 900 “research on online research” experiments in order to enhance our ability to conduct accurate online market research. For example, one indicator of accuracy is correctly reproducing the results of a tracking study after changing the mode of data collection, e.g., switching from traditional to Internet-based data collection. We have consistently been able to accurately reproduce the results of long-running tracking studies after moving them online.

     We believe that our reputation for conducting accurate and complex research, along with our previous acquisitions of other market research companies, has contributed to our ability to increase market share and grow faster than our competitors. In September 2006, Inside Research named us as the world’s fastest-growing market research firm for the third consecutive year (see chart below).

Note:	Information included in the chart above is self-reported by the named companies and includes both organic and acquisitive growth.
     Accurate research is a major factor in achieving customer satisfaction. Satisfied customers tend to be repeat customers and we believe are often unlikely to consider switching to a competitor. For the six months ended December 31, 2006, we had an worldwide overall customer satisfaction rating of 8.8 and a willingness to recommend rating of 9.0, both on a ten point scale.
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
     Through the ongoing screening of our larger panel and recruitment targeted specifically to certain audiences, we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. We believe that our clients value our ability to rapidly survey these low-incidence groups. Many of our clients have asked us to develop specialty panels exclusively for their use. Specialty sub-panel research has become a key driver of profitable revenue growth for us.
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
Our Revenue Mix and Gross Profitability
     We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects have three specific phases, as outlined in the chart below. Generally, the costs of a project are spread evenly across those three phases: survey design, data collection, and data analysis and reporting.
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
     Projects designated as Internet-based may have traditional data collection components, particularly in multi-country studies where Internet databases are not fully developed. That traditional data collection component tends to decrease the profitability of the project. Profitability is also decreased by direct costs of outsourcing (for example, survey programming and telephone data collection) and respondent incentive pass-through costs.
     For further information regarding Internet-based revenue, please see the tables in “Our Ability to Measure Our Performance” below.
Seasonality
     Being project-based, our business has historically exhibited moderate seasonality. Revenue tends to ramp upward during the fiscal year, with fiscal Q1, particularly the vacation months of July and August, generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) typically yields the highest revenue of the year. Although trends in any particular year may vary from the norm, given our historic seasonality, we manage our business based on an annual business cycle. Consistent with this thinking, trailing twelve-month data for certain of our key operating metrics is presented in the table below in “Our Ability to Measure Our Performance”. This data is derived from the quarterly key operating metrics data presented in the current and prior periods.
Our Ability to Measure Our Performance
     We closely track certain key operating metrics, specifically sales bookings, ending sales backlog, average billable full-time equivalents, days of sales outstanding, utilization and sales bookings to revenue ratio. Each of these key operating metrics enables us to measure the current and forecasted performance of our business relative to historical trends and promote a management culture that focuses on accountability. We believe that this ultimately leads to increased productivity and more effective and efficient use of our human and capital resources.
     Key operating metrics for the three months ended December 31, 2006 and the last four fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q2	Q3	Q4	Q1	Q2
	FY2006	FY2006	FY2006	FY2007	FY2007
Consolidated Revenue	$54.8	$52.2	$60.0	$48.0	$56.6
Internet Revenue (as a % of total revenue)	59%	60%	56%	60%	57%
US Internet Revenue (as a % of total US revenue)	67%	66%	64%	67%	66%
European Internet Revenue (as a % of total
European revenue)	28%	32%	28%	39%	30%
Cash, Cash Equivalents & Marketable Securities	$48.0	$57.9	$56.6	$46.8	$54.0
Sales Bookings	$59.5	$66.3	$47.9	$43.9	$66.5
Ending Sales Backlog	$57.2	$71.2	$59.0	$54.9	$64.9
Average Billable Full-Time Equivalents (FTE)	734	721	727	729	729
Days Sales Outstanding (DSO)	44 days	32 days	43 days	47 days	44 days
Utilization	64%	63%	64%	60%	61%
Sales Bookings to Revenue Ratio	1.09	1.27	0.80	0.91	1.18

     Since our business does have moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics as of December 31, 2006, and as of the last four fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Dec 05	Mar 06	Jun 06	Sep 06	Dec 06
Consolidated Revenue	$208.8	$210.2	$216.0	$215.1	$216.9
Internet Revenue (as a % of total revenue)	57%	58%	58%	59%	58%
US Internet Revenue (as a % of total US revenue)	66%	66%	66%	66%	66%
European Internet Revenue (as a % of total
European revenue)	28%	29%	29%	32%	32%
Total Sales Bookings	$212.1	$218.5	$218.6	$217.6	$224.6
Average Billable Full-Time Equivalents	742	733	733	728	727
Utilization	60%	61%	62%	63%	62%
Sales Bookings to Revenue Ratio	1.02	1.04	1.01	1.01	1.04
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
     Sales bookings of $66.5 million for the three months ended December 31, 2006 represented an 11.7% increase compared with the same prior year period. We believe that the increase in our sales bookings is due to our investments to expand our sales force by 34% from the same prior year period and provide additional sales training, as well as our continued focus on deep account penetration.
     Tracking sales bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we also are mindful that sales bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New sales bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported.
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
     Ending sales backlog of $64.9 million for the three months ended December 31, 2006 represented a 13.5% increase compared with the same prior year period. We believe that the increase in ending sales backlog was the result of the growth in sales bookings discussed above, combined with the lengthening of our time to convert sales bookings to revenue.
     Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.

     Average billable FTE’s of 729 for the three months ended December 31, 2006 represented a 0.7% decrease compared with 734 average billable FTE’s reported for the same prior year period, and were consistent with average billable FTE’s of 727 on a trailing twelve-month basis. The decrease from the same prior year period was directly related to our focus on tighter management of direct labor resources.
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
     DSO of 44 days for the three months ended December 31, 2006 remained consistent with the same prior year period and represented an 8.2% improvement when compared with the three months ended September 30, 2006. This positive trend was the result of our continued focus on ensuring that our collection efforts are effective.
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
     Utilization for the three months ended December 31, 2006 was 61% compared with 64% for the same prior year period, and was 62% on a trailing twelve-month basis. While utilization was down over both the same prior year period and on a trailing twelve-month basis, we believe that this was the result of increases in the time spent by our professional staff on proposal generation compared with the same prior year period.
     Our Sales Bookings to Revenue Ratio, is determined by dividing total sales bookings for the period by total revenue. Ratios above 1.0 are indicative of a growing sales backlog, an important metric for us as we monitor expected revenue trends for future periods.
     Our sales bookings to revenue ratio for the three months ended December 31, 2006 was 1.18, an 8.3% increase compared with the same prior year period. The increase in our sales bookings was principally impacted by the growth in our sales force by approximately 34% when compared with the same prior year period, as well as our continued focus on deep account penetration.
Liquidity and Capital Resources
Cash and Cash Equivalents
     The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities and net cash (used in) provided by financing activities, for the six months ended December 31:

	2006	2005
Net cash provided by operating activities	$10,259	$12,447
Net cash provided by (used in) investing activities	22,050	(9,099)
Net cash (used in) provided by financing activities	(12,455)	389
     Net cash provided by operating activities. Net cash provided by operating activities decreased by $2.2 million to $10.3 million for the six months ended December 31, 2006, compared with $12.4 million for the same prior year period. The decrease in net cash provided by operating activities was principally attributable to increases in accounts receivable, partially offset by a decrease in cash received from customer billings in excess of project-related costs (deferred revenue).
     Net cash provided by (used) in investing activities. Net cash provided by investing activities was $22.1 million for the six months ended December 31, 2006, compared with $9.1 million used in investing activities for the same prior year period. The increase from the same prior year period is primarily the result of our liquidation of marketable securities to fund repurchases of our common stock under our Share Repurchase Program, described in further detail below, offset by our ongoing investing activities.
     Net cash (used in) provided by financing activities. Net cash used in financing activities was $12.5 million for the six months ended December 31, 2006, compared with $0.4 million of net cash provided by financing activities for the same prior year period. The increase in net cash used in financing activities was principally the result of our use of $13.3 million in cash to repurchase shares of our common stock under our Share Repurchase Program.
Working Capital
     At December 31, 2006, we had cash, cash equivalents and marketable securities of $54.0 million, an increase of 12.4% from $48.0 million at December 31, 2005, and up sequentially by 15.5% from $46.8 million at September 30, 2006. Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If we acquire additional businesses, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2007, our capital expenditures are expected to range between $4.5 and $5.5 million. We believe that cash generated from our operations and the cash and marketable securities we currently hold at December 31, 2006 are sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
Share Repurchase Program
     On May 3, 2006, our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25.0 million could be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized. Purchases may be made in the open market or in any private transaction, in accordance with applicable laws, rules, and regulations. The Repurchase Program and related activity are more fully described below in Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds.”
     During the three months ended December 31, 2006, we repurchased 410,100 shares of common stock at an average price per share of $5.47 for an aggregate purchase price of $2.2 million. Since the Repurchase Program’s inception, we have repurchased 3,680,142 shares of common stock at an average price per share of $5.36 for an aggregate purchase price of $19.7 million. All shares repurchased were subsequently retired.
     At December 31, 2006, the Repurchase Program had $5.3 million in remaining capacity. On January 31, 2007, our Board of Directors approved expanding the capacity of the Repurchase Program by $30.0 million and extending its duration through December 31, 2007.
Lines and Letters of Credit
     On August 15, 2006, we entered into a Credit Agreement (the “Agreement”) with a commercial bank (the “Bank”) for a line of credit which enables us to borrow up to a maximum of $15.0 million at any one time outstanding (the “Credit Facility”). Borrowings under the Credit Facility are repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on May 31, 2007. Additionally, the Bank agrees to issue letters of credit under the line of credit at our request in an aggregate amount not to exceed $15.0 million. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, we must cash collateralize outstanding letters of credit.

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
     There were no borrowings under our arrangement with the Bank at December 31, 2006, but there were letters of credit outstanding of approximately $3.4 million, which correspondingly reduce our available borrowing capacity under the line of credit. Among them is a letter of credit (the “New Novatris Letter”) for €2.4 million (approximately $3.2 million based on the December 31, 2006 Euro to U.S. Dollar conversion rate), which will serve as the collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended March 31, 2004.
     At December 31, 2006, we had, and continue to maintain, a line of credit with another commercial bank (the “Prior Bank”) that provides borrowing availability up to $10.0 million at the Prime Rate. Borrowings under this arrangement are due upon demand. There were no borrowings under this arrangement at December 31, 2006, but there was a letter of credit (the “Original Novatris Letter”) for €3.1 million (approximately $4.1 million based on the December 31, 2006 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to our acquisition of Novatris. Our previous arrangements with the Prior Bank were more fully described in our Annual Report on Form 10-K filed with the SEC on September 13, 2006. We are arranging with the beneficiaries to substitute the New Novatris Letter for the Original Novatris Letter. Upon completion of such substitution, our existing facilities with the Prior Bank will be terminated.
     At December 31, 2006 and 2005, we had no short-term or long-term borrowings.
Off-Balance Sheet Arrangements and Contractual Obligations
     At December 31, 2006, we did not have any transactions, agreements or other contractual arrangements with any entity unconsolidated with us constituting an “off-balance sheet arrangement” as defined in Item 313(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended December 31, 2006 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.
Recent Accounting Pronouncements
     See “Recent Accounting Pronouncements” in Note 3, “Summary of Significant Accounting Policies,” to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements as of December 31, 2006, for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions. We have international sales and operations in Europe, and to a more limited extent, Asia. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.
     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had very low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our U.S. operations. While Europe now contributes significantly to our revenues, we continue to believe that our exposure to foreign currency fluctuation risk is low, given that our European operations have historically produced low operating profits. However, if the operating profits in Europe increase and we continue to expand there, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
     We performed a sensitivity analysis as of December 31, 2006. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows. Therefore, we have not entered into any arrangements that involve derivative financial instruments to mitigate our exposure to translation and transaction risk. However, this does not preclude our adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, we will continue to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: Other Information
Item 1 — Legal Proceedings
     In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings will have a material adverse effect on our business, financial condition or results of operations.
Item 1A — Risk Factors
     There have been no material changes to the risk factors that we disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 48,000 shares of our common stock during the three months ended December 31, 2006, upon the exercise of options granted under our 1997 stock option plan, for an aggregate cash consideration of $22,320. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701(b) under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted.
     On May 3, 2006, the Board of Directors authorized the Repurchase Program, which commenced on May 17, 2006. Under the Repurchase Program, up to $25,000,000 could be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized.
     On June 9, 2006, pursuant to the Repurchase Program, we established a plan to repurchase shares in accordance with Rule 10b5-1 of the Exchange Act. The plan provided for repurchases commencing June 19, 2006 through the earlier of November 9, 2006 or the completion of an aggregate of $17,700,000 of purchases under the plan, subject to the conditions specified in the plan, including among others that the maximum price per share at the time of repurchase could not exceed $5.70 and that such purchases could not exceed the maximum daily volume limitation as calculated in accordance with Rule 10b-18 under the Exchange Act. Since the expiration of the Rule 10b5-1 plan on November 9, 2006, decisions under the Repurchase Program on amounts of repurchases and their timing have been and will continue to be based on factors such as the stock price, availability and general Company, economic and market conditions. In addition, we have made and may make both broker, open market and privately negotiated block purchases from time to time.
     The following table shows the monthly activity for our Repurchase Program for the three months ended December 31, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares That
			as Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
	Purchased	Per Share	Program	Program
October 1, 2006 through October 31, 2006	—	$—	—	$—
November 1, 2006 through November 30, 2006	410,100	5.47	410,100	5,256,701
December 1, 2006 through December 31, 2006	—	—	—	—

Total	410,100	$5.47	410,100	$5,256,701

Item 3 — Defaults Upon Senior Securities
     None.

Item 4 — Submission of Matters to a Vote of Security Holders
     The 2006 annual meeting of stockholders was held on November 1, 2006. The following matters were voted upon and received the votes set forth below:
     The individuals named below were re-elected to three-year terms as directors.

	Votes Cast
		Withheld
Director	For	Authority
Mr. Leonard R. Bayer	42,706,766	10,204,457
Mr. George Bell	42,704,213	10,207,010
Mr. David Brodsky	30,160,591	22,750,632
Directors continuing in office and not up for election were Stephen D. Harlan, Gregory T. Novak, James R. Riedman, Subrata K. Sen, Howard L. Shecter, Antoine G. Treuille and Richard B. Wirthlin.
     A proposal to approve a one-time stock option exchange program was rejected. The voting results for this proposal were as follows:

For	12,985,816	Against	30,392,633	Abstain	1,559,531
Item 5 — Other Information
     None.
Item 6 — Exhibits
10.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York dated February 2, 2007 between the Company and Corporate Woods Associates, LLC.

10.2*	Form of Non-Qualified Stock Option Agreement

10.3*	Form of Restricted Stock Agreement for Employees

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2007	Harris Interactive Inc.
	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index
10.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York dated February 2, 2007 between the Company and Corporate Woods Associates, LLC.

10.2*	Form of Non-Qualified Stock Option Agreement

10.3*	Form of Restricted Stock Agreement for Employees

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement