Form 10-Q
period 2007-03-31
HARRIS INTERACTIVE INC
filed 2007-05-07
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM               TO
COMMISSION FILE NUMBER: 000-27577
HARRIS INTERACTIVE INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	16-1538028
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
60 Corporate Woods, Rochester, New York 14623
(Address of principal executive offices)
(585) 272-8400
(Registrant’s telephone number, including area code)
135 Corporate Woods, Rochester, New York 14623
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
Yes ☐ No ☑
     On May 3, 2007, 52,731,632 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007
INDEX

		Page
	Part I: Financial Information

Item 1:	Financial Statements (Unaudited):
	Consolidated Balance Sheets at March 31, 2007 and June 30, 2006	3
	Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4:	Controls and Procedures	26

	Part II: Other Information

Item 1:	Legal Proceedings	26
Item 1A:	Risk Factors	27
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3:	Defaults Upon Senior Securities	28
Item 4:	Submission of Matters to a Vote of Security Holders	28
Item 5:	Other Information	28
Item 6:	Exhibits	30
Signature		31
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,737	$11,465
Marketable securities	4,325	45,145
Accounts receivable, less allowances of $56 and $70 at March 31, 2007 and June 30, 2006, respectively	32,436	35,454
Unbilled receivables	7,680	9,502
Prepaid expenses and other current assets	6,381	5,436
Deferred tax assets, less valuation allowances of $186 and $255 at March 31, 2007 and June 30, 2006, respectively	3,414	3,534
Assets held for sale	—	761

Total current assets	78,973	111,297

Property, plant and equipment, less accumulated depreciation of $32,267 and $29,838 at March 31, 2007 and June 30, 2006, respectively	9,902	9,759
Goodwill	103,454	103,454
Other intangibles, less accumulated amortization of $5,372 and $4,347 at March 31, 2007 and June 30, 2006, respectively	10,623	11,648
Deferred tax assets, less valuation allowances of $1,608 and $1,539 at March 31, 2007 and June 30, 2006, respectively	14,974	16,827
Other assets	1,614	1,572

Total assets	$219,540	$254,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	8,152	11,495
Accrued expenses	18,645	21,573
Deferred revenue	19,047	16,720

Total current liabilities	45,844	49,788

Deferred tax liabilities	469	563
Other long-term liabilities	1,073	2,928
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2007 and June 30, 2006	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,154,517 shares issued and outstanding at March 31, 2007 and 60,832,558 shares issued and outstanding at June 30, 2006	54	61
Additional paid-in capital	184,439	219,954
Accumulated other comprehensive income	1,281	597
Accumulated deficit	(13,620)	(19,334)

Total stockholders’ equity	172,154	201,278

Total liabilities and stockholders’ equity	$219,540	$254,557

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue from services	$52,554	$52,248	$157,147	$156,000
Cost of services	26,846	24,501	77,413	75,406

Gross profit	25,708	27,747	79,734	80,594

Operating expenses:
Sales and marketing	5,597	5,124	15,471	14,957
General and administrative	17,022	16,790	51,476	50,107
Depreciation and amortization	1,610	1,726	4,936	5,447
Gain on sale of assets held for sale	—	—	(410)	—

Total operating expenses	24,229	23,640	71,473	70,511

Operating income	1,479	4,107	8,261	10,083

Interest and other income, net	575	390	1,764	847

Income from operations before income taxes	2,054	4,497	10,025	10,930
Provision for income taxes	898	1,962	4,311	4,805

Net income	$1,156	$2,535	$5,714	$6,125

Basic net income per share	$0.02	$0.04	$0.10	$0.10

Diluted net income per share	$0.02	$0.04	$0.10	$0.10

Weighted-average shares outstanding — basic	57,438,567	61,676,223	58,504,441	61,524,940

Weighted-average shares outstanding — diluted	57,707,097	61,934,203	58,760,154	61,612,197

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,714	$6,125
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	4,936	5,447
Deferred taxes	1,861	4,723
Stock-based compensation	2,849	2,022
401(k) matching contribution	969	860
Amortization of discount on marketable securities	(36)	(7)
Gain on sale of assets held for sale	(410)	—
(Increase) decrease in assets —
Accounts receivable	3,586	2,770
Unbilled receivables	1,998	2,800
Prepaid expenses and other current assets	(1,983)	(2,075)
Other assets	(39)	(69)
(Decrease) increase in liabilities —
Accounts payable	(3,408)	(3,228)
Accrued expenses	(3,284)	(3,421)
Deferred revenue	2,119	6,805
Other liabilities	(1,855)	(445)

Net cash provided by operating activities	13,017	22,307

Cash flows from investing activities:
Purchases of marketable securities	(58,651)	(43,165)
Proceeds from maturities and sales of marketable securities	99,594	20,198
Proceeds from sale of assets held for sale	1,273	—
Capital expenditures	(2,914)	(1,646)

Net cash provided by (used in) investing activities	39,302	(24,613)

Cash flows from financing activities:
Repurchases of common stock	(40,752)	—
Proceeds from exercise of employee stock options and employee stock purchases	1,229	720
Excess tax benefits from share-based payment awards	253	—

Net cash (used in) provided by financing activities	(39,270)	720

Effect of exchange rate changes on cash and cash equivalents	223	(51)

Net increase (decrease) in cash and cash equivalents	13,272	(1,637)
Cash and cash equivalents at beginning of period	11,465	13,118

Cash and cash equivalents at end of period	$24,737	$11,481

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary to fairly state the consolidated financial condition, results of operations and cash flows of the Company for the periods presented.
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
   SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on July 1, 2008, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
4. Restructuring Charges
     During the fourth quarter of fiscal 2006, the Company recorded $250 in restructuring charges directly related to certain actions designed to align the cost structure of its U.K. operations with the operational needs of that business. Management developed a formal plan that included the closure of two facilities in Macclesfield and Stockport and consolidation of those operations into the Company’s Hazel Grove location. This facilities consolidation was completed by June 30, 2006 at a cost of $59, the majority of which represented cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, the Company classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . On December 29, 2006, the Company completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1,273, which resulted in a gain of $410. The gain is recorded under “Gain on sale of assets held for sale” in the Company’s unaudited statement of operations for the nine months ended March 31, 2007.
     In connection with the facilities consolidation discussed above, the Company reduced the staff of the affected operations by 15 full-time equivalents and as a result, incurred $191 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.

     The restructuring charges described above were recorded under “Restructuring charges” in the Company’s statement of operations for the fiscal year ended June 30, 2006. The following table summarizes activity with respect to the restructuring charges for the fiscal 2006 plan during the nine months ended March 31, 2007:

		Lease
	Severance	Commitments	Total

Remaining reserve at July 1, 2006	$90	$59	$149
Cash payments during fiscal 2007	(90)	(24)	(114)

Remaining reserve at March 31, 2007	$—	$35	$35

     All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed by August 2007.
5. Comprehensive Income
     The components of the Company’s total comprehensive income for the three and nine months ended March 31 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income, as reported	$1,156	$2,535	$5,714	$6,125
Foreign currency translation adjustments	72	171	588	(151)
Unrealized gain on marketable securities	2	22	96	31

Total comprehensive income	$1,230	$2,728	$6,398	$6,005

6. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). For the three months ended March 31, 2007 and 2006, the Company recognized $890 and $681, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (the “Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). For the nine months ended March 31, 2007 and 2006, the Company recognized $2,849 and $2,022, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under the Incentive Plan, stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP.
     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the nine months ended March 31, 2007:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	6,150,034	$5.41
Granted	264,000	5.33
Forfeited	(681,633)	7.53
Exercised	(270,445)	3.39

Options outstanding at March 31	5,461,956	$5.25

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the nine months ended March 31, 2007:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	116,333	$5.05
Granted	76,135	6.53
Forfeited	(5,028)	6.53
Vested	(78,939)	5.69

Restricted shares outstanding at March 31	108,501	$5.56

     As of March 31, 2007, there was $6,378 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plan, outside the Incentive Plan and under the ESPP. That expense is expected to be recognized over a weighted-average period of 2.8 years.
7. Share Repurchase Program
     Under the Share Repurchase Program (the “Repurchase Program”) authorized by the Company’s Board of Directors (the “Board”) on May 3, 2006, as amended on January 31, 2007, the Company repurchased 4,853,066 shares of its common stock at an average price per share of $5.66 for an aggregate purchase price of $27,469, during the three months ended March 31, 2007. Since the Repurchase Program’s inception, the Company has repurchased 8,533,208 shares of its common stock at an average price per share of $5.53 for an aggregate purchase price of $47,212. All shares repurchased were subsequently retired.
     At March 31, 2007, the Repurchase Program had $7,788 in remaining capacity, which was fully utilized during April 2007. On May 2, 2007, the Board approved expanding the capacity of the Repurchase Program by $25,000.
8. Net Income Per Share
     The following table presents the share counts used in computing basic and diluted net income per share for the three and nine months ended March 31, 2007 and 2006. Unvested restricted stock and unexercised stock options to purchase 2,409,191 and 3,055,187 shares of the Company’s common stock for the three months ended March 31, 2007 and 2006, respectively, at weighted-average prices per share of $7.06 and $7.39, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods. Unvested restricted stock and unexercised stock options to purchase 2,356,691 and 3,699,520 shares of the Company’s common stock for the nine months ended March 31, 2007 and 2006, respectively, at weighted-average prices per share of $7.10 and $6.98, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted-average outstanding common shares for basic net income per share	57,438,567	61,676,223	58,504,441	61,524,940
Dilutive effect of outstanding stock options and unvested restricted stock	268,530	257,980	255,713	87,257

Outstanding common shares for diluted net income per share	57,707,097	61,934,203	58,760,154	61,612,197

9. Enterprise-Wide Disclosures
     The Company is comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom and France, and to a more limited extent, Hong Kong and China. The Company currently has one reportable segment. There were no inter-

company transactions that materially affected the financial statements, and all inter-company sales have been eliminated upon consolidation.
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
     Geographic information for the three and nine months ended March 31, 2007 and 2006 was as follows:

	U.S.	Europe	Asia	Total
Three months ended March 31, 2007:
Revenue from services	$41,042	$11,512	$—	$52,554
Operating income (loss)	1,430	117	(68)	1,479
Long-lived assets	7,483	2,418	1	9,902
Deferred tax assets	17,854	(160)	226	17,920

Three months ended March 31, 2006:
Revenue from services	$42,429	$9,819	$—	$52,248
Operating income (loss)	4,659	(505)	(47)	4,107
Long-lived assets	8,167	1,998	4	10,169
Deferred tax assets	22,378	155	—	22,533

Nine months ended March 31, 2007:
Revenue from services	$120,863	$36,284	$—	$157,147
Operating income (loss)	6,661	1,760	(160)	8,261
Long-lived assets	7,483	2,418	1	9,902
Deferred tax assets	17,854	(160)	226	17,920

Nine months ended March 31, 2006:
Revenue from services	$123,208	$32,792	$—	$156,000
Operating income (loss)	10,090	176	(183)	10,083
Long-lived assets	8,167	1,998	4	10,169
Deferred tax assets	22,378	155	—	22,533
10. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 21, “Related Party Transactions” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Except as discussed below, there have been no material changes to the financial obligations for such leases during the nine months ended March 31, 2007 from those disclosed in Note 19, “Commitments and Contingencies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
     On February 2, 2007, the Company entered into a Lease Agreement (the “Lease”) with Corporate Woods Associates, LLC, effective as of April 1, 2007, under which the Company leases approximately 20,400 square feet of office space at 135 Corporate Woods and 65,941 feet of office space at 60 Corporate Woods, both located in Rochester, New York. Material terms of the Lease are as follows:
▪	The term of the Lease commences on April 1, 2007 and expires on June 30, 2010 for Building 135 and July 31, 2015 for Building 60, unless sooner terminated pursuant to the terms of the Lease or by operation of law.

▪	The base monthly rents for Building 135 and 60 are payable in equal monthly installments of $27 per month and $99 per month, respectively.

     Upon execution of the Master Landlord’s Consent on March 29, 2007, the Company entered into an Agreement of Sublease (the “Sublease”) with McCann Erickson Inc. (the “Subtenant”), effective March 1, 2007, to sublease 8,180 square feet covering a portion of the seventh floor of the Company’s offices located at 161 Avenue of the Americas, New York, New York. The Company is presently the tenant at such premises under an Agreement of Sublease, dated as of June 8, 2004, between the Company and The McCall Pattern Company. Material terms of the Sublease are as follows:
▪	The term of the Sublease commences on March 1, 2007 and expires on April 28, 2012, unless sooner terminated pursuant to the terms of the Sublease or by operation of law.

▪	For the period commencing on March 1, 2007 and terminating on the date which is half way through the term of the Sublease, annual rent in the amount of $299 is payable in equal monthly installments of $25 per month.

▪	For the period commencing on the day following the date which is half way through the Sublease term and terminating on April 28, 2012, annual rent in the amount of $315 is payable in equal monthly installments of $26 per month.

▪	The Subtenant will bear the cost of utilities and a proportionate share of the increases in operating expenses for the subleased premises.
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
12. Subsequent Event
     Effective on April 1, 2007, pursuant to a Share Sale and Purchase Agreement dated March 30, 2007 (the “Purchase Agreement”) by and among the Company, its wholly-owned subsidiary, Harris Interactive International Inc. (“HII”), and the stockholders of MediaTransfer AG Netresearch & Consulting, a German stock corporation (“MT”) (such stockholders, collectively, the “Sellers”), HII purchased 100% of the outstanding shares (the “Shares”) of MT.
     The aggregate purchase price for the Shares was €9,000, net of any VAT (approximately $12,000, based on the March 30, 2007 Euro to U.S. Dollar conversion rate), of which €8,100 was paid to the Sellers in cash at closing, and the remaining €900 was placed in escrow. The purchase price is subject to adjustment in accordance with a formula set forth in the Purchase Agreement if the adjusted net working capital of MT at closing, as finally determined post-closing, exceeds or falls below certain specified amounts as of the closing date. The escrowed amount secures representations and covenants of the Sellers contained in the Purchase Agreement and, absent claims by HII, will be released to the Sellers in stages through August 31, 2008.

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
   Year-to-Date
     The first nine months of fiscal 2007 have been marked by some significant challenges:
▪	Total revenue increased by nearly 1% for both the third fiscal quarter and the fiscal year-to-date, when compared with the same prior year periods.

▪	Gross profit for the third fiscal quarter decreased to 48.9%, compared with 53.1% for the same prior year period. For the fiscal year-to-date, gross profit decreased to 50.7%, compared with 51.7% for the same prior year period.

▪	Operating margin was 2.8% for the third fiscal quarter, a decline of over five points from 7.9% for the same prior year period. Operating margin for the fiscal year-to-date was 5.3%, a decline of just over one point from 6.5% for the same prior year period.

▪	Net income decreased 54.4% for the third fiscal quarter and 6.7% for the fiscal year-to-date, compared with the same prior year periods.

▪	Sales bookings for the third fiscal quarter were $58.6 million, a decrease of $7.7 million or 11.6%, compared with the same prior year period, impacted for both the third fiscal quarter and fiscal year-to-date by approximately $15 — $17 million dollars of existing account sales that we have lost this year due to attrition of client-facing research staff in the prior year.

▪	Total U.S. revenue declined 3.3% for the third fiscal quarter and 1.9% for the fiscal year-to-date, compared with the same prior year periods. However, total European revenue grew 17.2% for the third fiscal quarter and 10.6% for the fiscal year-to-date, compared with the same prior year periods.

▪	Total Internet-based revenue was essentially flat for the third fiscal quarter and the fiscal year-to-date, compared with the same prior year periods.

▪	U.S. Internet-based revenue declined 1.9% for the third fiscal quarter and 2.1% for the fiscal year-to-date, compared with the same prior year periods. However, European Internet-based revenue grew 10.4% for the third fiscal quarter and 25.8% for the fiscal year-to-date, compared with the same prior year periods.
     Despite these challenges, we continue to support our business strategy as we prepare for fiscal 2008. We believe that investing in our sales force is the best method to grow our revenue, and we will continue those investments. Specifically, our U.S. sales force is up 25% from the same prior year period and we have hired and trained a dedicated European sales force during the fiscal year. The 21% increase in new proposals submitted during March 2007, when compared with March 2006, supports our belief that we should continue investing in our sales force.
     Our European operations continue to grow sales, revenue and profits. In addition, we believe that our acquisition of MediaTransfer AG in early April will be an important step in expanding our global footprint in order to meet our clients’ demands for worldwide service.
     We continue to focus on strengthening our global brand and will be re-branding both Novatris and Media Transfer to Harris Interactive in the near future. We remain confident in the competitive advantages that our research methodology, technology and panel allow us to offer to our clients.
     As we approach the end of fiscal 2007, we continue to focus on matching expenses with our expected revenue. To that end, we are currently in the process of analyzing all of our costs, from headcount and real estate lease obligations, to travel and federal and state tax credits. Any excess costs revealed by this analysis will be adjusted accordingly.
Restructuring
     During the fourth quarter of fiscal 2006, we recorded $0.3 million in restructuring charges directly related to certain actions designed to align the cost structure of our U.K. operations with the operational needs of that business. Management developed a formal plan that included closing two facilities in Macclesfield and Stockport and consolidating those operations into our Hazel Grove location. This consolidation was completed by June 30, 2006 at a cost of less than $0.1 million, the majority of which represented future cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, we classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144. On December 29, 2006, we completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1.3 million, which resulted in a gain of $0.4 million. The gain is recorded under “Gain on sale of assets held for sale” in our unaudited statement of operations for the nine months ended March 31, 2007.
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
     During the nine months ended March 31, 2007, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006.
     In September 2006, a voluntary review was conducted of stock options previously granted by us to both Named Executive Officers and Non-Employee Directors. The review confirmed the grants of such stock options were properly authorized and accounted for.
Results of Operations
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2007 and 2006, respectively:

	2007	%	2006	%
Revenue from services	$52,554	100.0	$52,248	100.0
Cost of services	26,846	51.1	24,501	46.9

Gross profit	25,708	48.9	27,747	53.1

Operating expenses:
Sales and marketing	5,597	10.6	5,124	9.8
General and administrative	17,022	32.4	16,790	32.1
Depreciation and amortization	1,610	3.1	1,726	3.3

Operating income	1,479	2.8	4,107	7.9
Interest and other income, net	575	1.1	390	0.7

Income from operations before income taxes	2,054	3.9	4,497	8.6

Provision for income taxes	898	1.7	1,962	3.7

Net income	$1,156	2.2	$2,535	4.9

     Revenue from services. Revenue from services increased by $0.3 million to $52.6 million for the three months ended March 31, 2007, an increase of 0.6% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     U.S. revenue decreased by $1.4 million to $41.0 million for the three months ended March 31, 2007, a decrease of 3.3% over the same prior year period. This decrease in U.S. revenue was due to revenue declines in the following research groups:
▪	Healthcare, as a result of internal restructuring at certain of this group’s clients, as well as certain industry challenges, including continued consolidation and realignment within the Healthcare industry,

▪	Technology and Telecom, as a result of sales force turnover within this group, which has necessitated the rebuilding of the group’s sales team throughout the fiscal year, and

▪	Customer Loyalty Management, as a result of our decision at the end of fiscal 2006 not to bid on a recurring client tracking study because of its low profit margins, offset in part by winning a new tracking study at an existing client and reformulating their service offerings to better meet customer requirements.

     Revenue increases in the following U.S. research groups partially offset the revenue decreases noted above:
▪	Marketing and Communications Research, as a result of winning new tracking studies with new and existing clients,

▪	Consumer Packaged Goods, as a result of focusing on new account development, and

▪	Brand and Strategy, as a result of improving its collaborative efforts with our other research groups.
     European revenue increased by $1.7 million to $11.5 million for the three months ended March 31, 2007, an increase of 17.2% over the same prior year period. European revenue increased primarily due to:
▪	A favorable impact of $1.2 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro, and

▪	our concerted efforts toward stabilizing and growing our European operations.
     Revenue from Internet-based services was $30.9 million or 58.9% of total revenue for the three months ended March 31, 2007, compared with $31.2 million or 59.6% of total revenue for the same prior year period. On a geographic basis:
▪	U.S Internet-based revenue was $27.5 million or 66.9% of total U.S. revenue for the three months ended March 31, 2007, compared with $28.0 million or 66.0% of total U.S. revenue for the same prior year period.

▪	European Internet-based revenue was $3.5 million or 30.3% of total European revenue for the three months ended March 31, 2007, compared with $3.2 million or 32.1% of total European revenue for the same prior year period.
When compared with the same prior year period, U.S. Internet-based revenue decreased in total but increased as a percentage of total U.S. revenue, while European Internet-based revenue decreased as a percentage of total European revenue but increased in total, both primarily due to the mix of projects performed during the period.
     Gross profit. Gross profit decreased to $25.7 million or 48.9% of total revenue for the three months ended March 31, 2007, compared with $27.7 million or 53.1% of total revenue for the same prior year period. The decline in gross profit was primarily due to two large global tracking studies that were in start-up phase during the quarter. Specifically, one of these studies required a high level of outside sample purchase and telephone data collection, while the other required significant direct labor resources. As these projects are in their early stages, we expect that we will see increases in their gross profit margins as they progress.
     Sales and marketing. Sales and marketing expense increased to $5.6 million or 10.6% of total revenue for the three months ended March 31, 2007, compared with $5.1 million or 9.8% of total revenue for the same prior year period. The increase in sales and marketing expense was primarily due to:
▪	a $0.3 million increase in commission expense, and

▪	a $0.3 million increase in payroll expense.
Both of the increases noted above were principally the result of our investments to expand our U.S. sales force and to hire and train a dedicated European sales force during fiscal 2007.
     General and administrative. General and administrative expense increased to $17.0 million or 32.4% of total revenue for the three months ended March 31, 2007, compared with $16.8 million or 32.1% of total revenue for the same prior year period. General and administrative expense was principally impacted by the following:
▪	a $1.0 million decrease in bonus expense, as a result of the Company’s performance falling short of bonus plan targets,

▪	$0.6 million in costs associated with an unsuccessful acquisition during the three months ended March 31, 2007, and

▪	a $0.2 million increase in stock-based compensation expense for options and restricted stock granted during the fourth quarter of fiscal 2006 through the first nine months of fiscal 2007.
     Depreciation and amortization. Depreciation and amortization was $1.6 million or 3.1% of total revenue for the three months ended March 31, 2007, compared with $1.7 million or 3.3% of total revenue for the same prior year period. The decrease in depreciation and amortization expense was the result of fixed and intangible assets that became fully depreciated or amortized during the fourth quarter of fiscal 2006 through the first nine months of fiscal 2007.
     Interest and other income, net. Net interest and other income was $0.6 million or 1.1% of total revenue for the three months ended March 31, 2007, compared with $0.4 million or 0.7% of total revenue for the same prior year period. The increase in net interest and other income was primarily due to more favorable rates of return compared with those of the same prior year period.
     Income taxes. We recorded an income tax provision of $0.9 million for the three months ended March 31, 2007, compared with $2.0 million for the same prior year period. Our effective tax rate for the three months ended March 31, 2007 was 43.7%, compared with 43.6% for the same prior year period. The decline in our effective tax rate was principally the result of a decline in the percentage of stock-based compensation expense related to incentive stock options and nonqualified stock options issued to employees outside of the United States from 48% of total stock-based compensation expense for the three months ended March 31, 2006 to 35% for the three months ended March 31, 2007. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference, which increases our effective tax rate above normal statutory rates.
Nine Months Ended March 31, 2007 Versus Nine Months Ended March 31, 2006
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2007 and 2006, respectively:

	2007	%	2006	%
Revenue from services	$157,147	100.0	$156,000	100.0
Cost of services	77,413	49.3	75,406	48.3

Gross profit	79,734	50.7	80,594	51.7

Operating expenses:
Sales and marketing	15,471	9.8	14,957	9.6
General and administrative	51,476	32.8	50,107	32.1
Depreciation and amortization	4,936	3.1	5,447	3.5
Gain on sale of assets held for sale	(410)	(0.3)	—	—

Operating income	8,261	5.3	10,083	6.5
Interest and other income, net	1,764	1.1	847	0.5

Income from operations before income taxes	10,025	6.4	10,930	7.0

Provision for income taxes	4,311	2.7	4,805	3.1

Net income	$5,714	3.6	$6,125	3.9

     Revenue from services. Revenue from services increased by $1.1 million to $157.1 million for the nine months ended March 31, 2007, an increase of 0.7% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     U.S. revenue decreased by $2.3 million to $120.9 million for the nine months ended March 31, 2007, a decrease of 1.9% over the same prior year period. This decrease in U.S. revenue was due to revenue declines in the following research groups:
▪	Healthcare, as a result of internal restructuring at certain of this group’s clients, as well as certain industry challenges, including continued consolidation and realignment within the Healthcare industry,

▪	Technology and Telecom, as a result of sales force turnover within this group, which has necessitated the rebuilding of the group’s sales team throughout the fiscal year, and

▪	Customer Loyalty Management, as a result of our decision at the end of fiscal 2006 not to bid on a recurring client tracking study because of its low profit margins, offset in part by winning a new tracking study at an existing client and reformulating their service offerings to better meet customer requirements.
     Revenue increases in the following U.S. research groups partially offset the U.S. revenue decreases noted above:
▪	Marketing and Communications Research, as a result of winning new tracking studies with new and existing clients,

▪	Public Affairs and Policy (formerly known as Government and Policy), as a result of realigning this group’s sales resources with the objectives of their business,

▪	Emerging and General Markets, as a result of consistent efforts on the part of this group’s sales force to grow its existing client base.
     European revenue increased by $3.5 million to $36.3 million for the nine months ended March 31, 2007, an increase of 10.6% over the same prior year period. European revenue increased primarily due to:
▪	A favorable impact of $3.0 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro, and

▪	our concerted efforts toward stabilizing and growing our European operations.
     Revenue from Internet-based services was $92.3 million or 58.7% of total revenue for the nine months ended March 31, 2007, compared with $91.5 million or 58.7% of total revenue for the same prior year period. On a geographic basis:
▪	U.S Internet-based revenue decreased to $80.3 million or 66.4% of total U.S. revenue for the nine months ended March 31, 2007, compared with $82.0 million or 66.6% of total U.S. revenue for the same prior year period.

▪	European Internet-based revenue increased to $12.0 million or 33.0% of total European revenue for the nine months ended March 31, 2007, compared with $9.5 million or 29.1% of total European revenue for the same prior year period.
While U.S. Internet-based revenue has remained consistent as a percentage of total U.S. revenue for the first nine months of the year, it has declined in total as a result of the mix of projects performed during the period. The growth in European Internet-based revenue for the fiscal year-to-date is the result of our focus on training our European sales force on promoting the benefits of Internet-based data collection to their clients.
     Gross profit. Gross profit decreased to $79.7 million or 50.7% of total revenue for the nine months ended March 31, 2007, compared with $80.6 million or 51.7% of total revenue for the same prior year period. Gross profit was principally impacted by changes in the pricing and revenue mix of work performed and the cost components on each project (e.g. project personnel time, data processing and data collection) for the nine months ended March 31, 2007, compared with the same prior year period.
     Sales and marketing. Sales and marketing expense increased to $15.5 million or 9.8% of total revenue for the nine months ended March 31, 2007, compared with $15.0 million or 9.6% of total revenue for the same prior year period. The increase in sales and marketing expense was primarily due to a $0.4 million increase in commission expense, driven mostly by the increase in sales force headcount discussed above.
     General and administrative. General and administrative expense increased to $51.5 million or 32.8% of total revenue for the nine months ended March 31, 2007, compared with $50.1 million or 32.1% of total revenue for the same prior year period. General and administrative expense was principally impacted by the following:
▪	a $2.1 million decrease in bonus expense, as a result of the Company’s performance falling short of bonus plan targets,

▪	a $1.1 million increase in payroll expense as a result of salary increases and additional headcount,

▪	a $0.8 million increase in stock-based compensation expense for options and restricted stock granted during the fourth quarter of fiscal 2006 through the first nine months of fiscal 2007, and

▪	$0.6 million in costs associated with an unsuccessful acquisition during the three months ended March 31, 2007.
     Depreciation and amortization. Depreciation and amortization was $4.9 million or 3.1% of total revenue for the nine months ended March 31, 2007, compared with $5.4 million or 3.5% of total revenue for the same prior year period. The decrease in depreciation and amortization expense was the result of fixed and intangible assets that became fully depreciated or amortized during the fourth quarter of fiscal 2006 through the first nine months of fiscal 2007.
     Gain on sale of assets held for sale. Gain on sale of assets held for sale consists solely of a $0.4 million gain realized on the December 2006 sale of our Stockport facility. No similar gains were realized during the same prior year period.
     Interest and other income, net. Net interest and other income was $1.8 million or 1.1% of total revenue for the nine months ended March 31, 2007, compared with $0.8 million or 0.5% of total revenue for the same prior year period. The increase in net interest and other income was primarily due to favorable rates of return compared with those of the same prior year period.
     Income taxes. We recorded an income tax provision of $4.3 million for the nine months ended March 31, 2007, compared with $4.8 million for the same prior year period. Our effective tax rate for the nine months ended March 31, 2007 was 43.0%, compared with 44.0% for the same prior year period. The decline in our effective tax rate was principally the result of a decline in the percentage of stock-based compensation expense related to incentive stock options and nonqualified stock options issued to employees outside of the United States from 52% of total stock-based compensation expense for the nine months ended March 31, 2006 to 35% for the nine months ended March 31, 2007. Such options are not deductible in either the U.S. or the jurisdiction of the employees to which they were issued and therefore, the related stock-based compensation expense is treated as a permanent difference, which increases our effective tax rate above normal statutory rates.
Significant Factors Affecting Our Performance
Our Research Methodology
     We believe that our extensive experience in conducting online and multi-mode research gives us a significant competitive advantage. Through March 31, 2007, we have completed nearly 73 million online surveys, and have conducted more than 900 “research on online research” experiments in order to enhance our ability to conduct accurate online market research. For example, one indicator of accuracy is correctly reproducing the results of a tracking study after changing the mode of data collection, e.g., switching from traditional to Internet-based data collection. We have consistently been able to accurately reproduce the results of long-running tracking studies after moving them online.

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
     Accurate research is a major factor in achieving customer satisfaction. Satisfied customers tend to be repeat customers and we believe are often unlikely to consider switching to a competitor. For the nine months ended March 31, 2007, we had a worldwide overall customer satisfaction rating of 8.8 and a willingness to recommend rating of 9.0, both on a ten point scale.
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
     Through the ongoing screening of our larger panel and recruitment targeted specifically to certain audiences, we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. We believe that our clients value our ability to rapidly survey these low-incidence groups. Many of our clients have asked us to develop specialty sub-panels exclusively for their use. Specialty sub-panel research has become a key driver of profitable revenue growth for us.
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
Seasonality
     Being project-based, our business has historically exhibited moderate seasonality. Revenue generally tends to ramp upward during the fiscal year, with fiscal Q1 (ending September 30), particularly the vacation months of July and August, generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) typically yields the highest revenue of the year. Although trends in any particular year may vary from the norm, given our historic seasonality, we manage our business based on an annual business cycle. Consistent with this thinking, trailing twelve-month data for certain of our key operating metrics is presented in the table below in “Our Ability to Measure Our Performance”. These data are derived from the quarterly key operating metrics data presented in the current and prior periods.
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
     Key operating metrics for the three months ended March 31, 2007 and the last four fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q3	Q4	Q1	Q2	Q3
	FY2006	FY2006	FY2007	FY2007	FY2007
Consolidated Revenue	$52.2	$60.0	$48.0	$56.6	$52.6
Internet Revenue (as a % of total revenue)	60%	56%	60%	57%	59%
US Internet Revenue (as a % of total US revenue)	66%	64%	67%	66%	67%
European Internet Revenue (as a % of total European revenue)	32%	28%	39%	30%	30%
Cash, Cash Equivalents & Marketable Securities	$57.9	$56.6	$46.8	$54.0	$29.1
Sales Bookings	$66.3	$47.9	$43.9	$66.5	$58.6
Ending Sales Backlog	$71.2	$59.0	$54.9	$64.9	$70.9
Average Billable Full-Time Equivalents (FTE)	721	727	729	729	738
Days Sales Outstanding (DSO)	32 days	43 days	47 days	44 days	36 days
Utilization	63%	64%	60%	61%	64%
Sales Bookings to Revenue Ratio	1.27	0.80	0.91	1.18	1.11

     Since our business does have moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics as of March 31, 2007, and as of the last four fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Mar 06	Jun 06	Sep 06	Dec 06	Mar 07
Consolidated Revenue	$210.2	$216.0	$215.1	$216.9	$217.2
Internet Revenue (as a % of total revenue)	58%	58%	59%	58%	58%
US Internet Revenue (as a % of total US revenue)	66%	66%	66%	66%	66%
European Internet Revenue (as a % of total European revenue)	29%	29%	32%	32%	32%
Total Sales Bookings	$218.5	$218.6	$217.6	$224.6	$216.8
Average Billable Full-Time Equivalents	733	733	728	727	731
Utilization	61%	62%	63%	62%	62%
Sales Bookings to Revenue Ratio	1.04	1.01	1.01	1.04	1.00
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
     Sales bookings of $58.6 million for the three months ended March 31, 2007 represented an 11.6% decrease compared with the same prior year period. We believe that the decrease in our sales bookings is primarily due to approximately $9.0 million in large contracts that did not get signed as expected during March 2007. Of the $9.0 million, approximately $3.6 million has subsequently either been booked or is expected to be booked in our fourth fiscal quarter, while approximately $5.2 million is associated with projects that were either lost or cancelled.
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
     Ending sales backlog of $70.9 million for the three months ended March 31, 2007 was essentially flat when compared with the same prior year period.
     Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.

     Average billable FTE’s for the three months ended March 31, 2007 were 738, compared with 721 average billable FTE’s reported for the same prior year period and 731 average billable FTE’s on a trailing twelve-month basis. These increases in average billable FTE’s were the result our increase in staffing levels to ensure that they were commensurate with revenue that was anticipated for our third fiscal quarter.
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
     DSO of 36 days for the three months ended March 31, 2007 increased from 32 days for the same prior year period. Despite this increase, we believe that our DSO as of the end of the third fiscal quarter is indicative that our collection efforts remain effective.
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
     Utilization for the three months ended March 31, 2007 was 64%, compared with 63% for the same prior year period and 62% on a trailing twelve-month basis. These slight increases are the result of our continued internal focus on improving the utilization of our professional staff.
     Our Sales Bookings to Revenue Ratio, is determined by dividing total sales bookings for the period by total revenue. Ratios above 1.0 are indicative of a growing sales backlog, an important metric for us as we monitor expected revenue trends for future periods.
     Our sales bookings to revenue ratio for the three months ended March 31, 2007 was 1.11, a 12.6% decrease compared with the same prior year period. The decrease in this ratio was principally impacted by the decrease in sales bookings discussed above.
Liquidity and Capital Resources
Cash and Cash Equivalents
     The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities and net cash (used in) provided by financing activities, for the nine months ended March 31:

	2007	2006
Net cash provided by operating activities	$13,017	$22,307
Net cash provided by (used in) investing activities	39,302	(24,613)
Net cash (used in) provided by financing activities	(39,270)	720
     Net cash provided by operating activities. Net cash provided by operating activities decreased by $9.3 million to $13.0 million for the nine months ended March 31, 2007, compared with $22.3 million for the same prior year period. The decrease in net cash provided by operating activities was primarily due to decreases in net income, net of non-cash items, and a decrease in cash received from customer billings in excess of project-related costs (deferred revenue).
     Net cash provided by (used) in investing activities. Net cash provided by investing activities was $39.3 million for the nine months ended March 31, 2007, compared with $24.6 million used in investing activities for the same prior year period. The increase from the same prior year period was primarily due to our liquidation of marketable securities to fund repurchases of our common stock under our Share Repurchase Program, described in further detail below, offset by our ongoing investing activities.
     Net cash (used in) provided by financing activities. Net cash used in financing activities was $39.3 million for the nine months ended March 31, 2007, compared with $0.7 million provided by financing activities for the same prior year period. The increase in net cash used in financing activities was almost entirely due to our use of $40.8 million in cash to repurchase shares of our common stock under our Share Repurchase Program.
Working Capital
     At March 31, 2007, we had cash, cash equivalents and marketable securities of $29.1 million, a decrease of 49.8% from $57.9 million at March 31, 2006. Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. If we acquire additional businesses, we could be required to seek additional funding through public or private financing or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material adverse effect on our business and results of operations.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2007, our capital expenditures are expected to range between $4.0 and $4.5 million, which is less than the $4.5 million to $5.5 million that was budgeted for the fiscal year as a result of our continued focus on matching our costs with our revenue. We believe that cash generated from our operations and the cash and marketable securities we held at March 31, 2007 will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
Share Repurchase Program
     In May 2006, our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25.0 million could be used by us, in the discretion of our Board of Directors (the “Board”) from time to time, to acquire our common stock during the twelve months following the date the program was authorized. On January 31, 2007, the Board approved expanding the capacity of the Repurchase Program by $30.0 million and extending its duration through December 31, 2007. As mentioned below, on May 2, 2007, the Board further approved expanding the capacity of the Repurchase Program by an additional $25.0 million. Purchases may be made in the open market or in any private transaction, in accordance with applicable laws, rules, and regulations. The Repurchase Program and related activity are more fully described below in Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds.”
     During the three months ended March 31, 2007, we repurchased 4,853,066 shares of common stock under the Repurchase Program at an average price per share of $5.66 for an aggregate purchase price of $27.5 million. Since the Repurchase Program’s inception, we have repurchased 8,533,208 shares of common stock at an average price per share of $5.53 for an aggregate purchase price of $47.2 million. All repurchased shares were subsequently retired.
     At March 31, 2007, the Repurchase Program had $7.8 million in remaining capacity, which was fully utilized during April 2007. On May 2, 2007, the Board approved expanding the capacity of the Repurchase Program by $25.0 million. The expiration date of the Repurchase Program remains December 31, 2007.
Lines and Letters of Credit
     On August 15, 2006, we entered into a Credit Agreement (the “Agreement”) with a commercial bank (the “Bank”) for a line of credit which enabled us to borrow up to a maximum of $15.0 million at any one time outstanding through May 31, 2007 (the “Credit Facility”). Borrowings under the Credit Facility are repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Under the Agreement, the Bank agreed to issue letters of credit under the line of credit at our request in an aggregate amount not to exceed the amount of the Credit Facility. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, we must cash collateralize outstanding letters of credit. We entered into amendments to the Agreement and Note on April 3, 2007 that increased the Credit Facility from $15.0 million to $25.0 million and extended the maturity date of the Note from May 31, 2007 to April 1, 2008.
     The Note bears interest at the Prime Rate, LIBOR plus 75 basis points or the Federal Funds rate plus 75 basis points, based upon instructions provided by us as to whether advances are Prime Rate, LIBOR or Federal Funds Rate advances. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on April 1, 2008.
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
     There were no borrowings under our arrangement with the Bank at March 31, 2007, but there were letters of credit outstanding of approximately $3.4 million, which correspondingly reduce our available borrowing capacity under the Credit Facility. Among them is a letter of credit (the “New Novatris Letter”) for €2.4 million (approximately $3.3 million based on the March 31, 2007 Euro to U.S. Dollar conversion rate), which, upon completion of the substitution described below, will serve as the collateral for the contingent purchase price related to our acquisition of Novatris during the quarter ended March 31, 2004.
     At March 31, 2007, we had, and continue to maintain, a line of credit with another commercial bank (the “Prior Bank”) that provides borrowing availability up to $10.0 million at the Prime Rate. Borrowings under this arrangement are due upon demand. There were no borrowings under this arrangement at March 31, 2007, but there was a letter of credit (the “Original Novatris Letter”) for €3.1 million (approximately $4.1 million based on the March 31, 2007 Euro to U.S. Dollar conversion rate), which serves as the collateral for the contingent purchase price related to our acquisition of Novatris. Our previous arrangements with the Prior Bank were more fully described in our Annual Report on Form 10-K filed with the SEC on September 13, 2006. We are arranging with the beneficiaries to substitute the New Novatris Letter for the Original Novatris Letter. Upon completion of such substitution, our existing facilities with the Prior Bank will be terminated.
     At March 31, 2007 and 2006, we had no short-term or long-term borrowings. In April 2007, we used the Credit Facility to fully fund our acquisition of Media Transfer AG, which is more fully described Note 12, “Subsequent Events”, to our unaudited consolidated financial statements contained in this Form 10-Q.
Off-Balance Sheet Arrangements and Contractual Obligations
     At March 31, 2007, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended March 31, 2007 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed by us with the SEC on September 13, 2006, other than those described in Note 10, “Commitments and Contingencies”, to our unaudited consolidated financial statements contained in this Form 10-Q.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements as of March 31, 2007, for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.

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
     We performed a sensitivity analysis as of March 31, 2007. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows. Therefore, we have not entered into any arrangements that involve derivative financial instruments to mitigate our exposure to translation and transaction risk. However, this does not preclude our adoption of specific hedging strategies in the future. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, we will continue to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 15,000 shares of our common stock during the three months ended March 31, 2007, upon the exercise of options granted under our 1997 stock option plan, for an aggregate cash consideration of $55,560. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701(b) under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted.
     In May 2006, our Board of Directors (“Board”) authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25,000,000 could be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized. On January 31, 2007, our Board approved expanding the capacity of the Repurchase Program by $30,000,000 and extending its duration through December 31, 2007. On May 2, 2007, our Board further expanded the capacity of the Repurchase Program by $25,000,000. The expiration date of the Repurchase Program remains December 31, 2007. Purchases may be made in the open market or in any private transaction, in accordance with applicable laws, rules, and regulations.
     On March 9, 2007, pursuant to the Repurchase Program, we established a plan to repurchase shares in accordance with Rule 10b5-1 of the Exchange Act. The plan provided for repurchases commencing March 12, 2007 through the earlier of May 8, 2007 or the completion of an aggregate of $21,800,000 of purchases under the plan, subject to the conditions specified in the plan, including among others that the maximum price per share at the time of repurchase could not exceed $6.00 and that such purchases could not exceed the maximum daily volume limitation as calculated in accordance with Rule 10b-18 under the Exchange Act. After May 8, 2007, decisions under the Repurchase Program on amounts of repurchases and their timing will be based on factors such as the stock price and availability, as well as general Company, economic and market conditions. We have made and may make both broker, open market and privately negotiated block purchases from time to time.
     The following table shows the monthly activity for our Repurchase Program for the three months ended March 31, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares That
			as Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
	Purchased	Per Share	Program	Program
January 1, 2007 through January 31, 2007	—	$—	—	$—
February 1, 2007 through February 28, 2007	1,577,100	5.40	1,577,100	26,732,764
March 1, 2007 through March 31, 2007	3,275,966	5.78	3,275,966	7,788,154

Total	4,853,066	$5.66	4,853,066	$7,788,154

Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
Employment Agreements with Named Executive Officers
     On May 4, 2007, the Company entered into new Employment Agreements with four of its named executive officers (“NEO’s), Gregory T. Novak, President and Chief Executive Officer, Ronald E. Salluzzo, Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, David B. Vaden, President, North America and Global Operations, and Leonard R. Bayer, Executive Vice President, Chief Scientist and Chief Technology Officer. The agreements amend and restated in their entirety the employment agreements with the NEOs previously in effect.
     The new agreements are the result of efforts by the Compensation Committee to achieve as much uniformity as practical among the Company’s NEO employment agreements. The amended agreements include:
▪	Increases in Mr. Vaden’s base salary to $350,000 and target bonus to $150,000, as previously reported in the Company’s Current Report on Form 8-K filed April 27, 2007,

▪	No other change in base salaries and bonus arrangements, except for inclusion of a specific reference to a minimum target bonus amount equal to each respective NEO’s current target bonus,

▪	Harmonization of severance arrangements among the agreements with Messrs. Novak, Salluzzo, and Vaden (although the amounts differ), including clarification of calculation methodology for bonuses if termination occurs other than at the end of a fiscal year and limitation of post-termination benefits to health benefits,

▪	Addition of an optional post-termination consulting arrangement for Mr. Bayer and modification of his post-termination payments to relate them to provision of such consulting services,

▪	Modifications to non-compete/non-solicitation terms to add specificity and a claw-back of post-termination payments in the event of a violation of the terms of the agreement,

▪	In the case of Messrs. Novak, Salluzzo, and Vaden, whose agreements provide protection related to Section 280G of the Internal Revenue Code in the event of termination following a change in control (double-trigger protection), limitation of the gross-up amount,

▪	Change in the definition of “change in control” to conform to that contained in the Company’s Long Term Incentive Plan, and

▪	Addition of a requirement for delivery of a general release as a condition for the receipt of post-termination payments.
Copies of the new Employment Agreements with Messrs. Novak, Salluzzo, Vaden, and Bayer are attached to this Quarterly Report on Form 10-Q as Exhibits 10.8, 10.9, 10.10, and 10.11 respectively.
Revisions to Agreements Related to Grants Under the Company’s Long Term Incentive Plan
     On May 1, 2007, the Compensation Committee of the Board of Directors approved revisions to the forms of agreements used in connection with grants of restricted stock and non-qualified stock options under the Company’s Long Term Incentive Plan. The revised agreements will be used in connection with awards made after May 1, 2007. The revised form of Non-Qualified Stock Option Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5. The revised form of Restricted Stock Agreement for Employees is attached to this Quarterly Report on Form 10-Q as Exhibit 10.6. The revised form of Restricted Stock Agreement for Non-Employee Directors is attached to this Quarterly Report on Form 10-Q as Exhibit 10.7.

Compensation of Executive Officers
     The following persons were appointed on May 2, 2007 by the Board of Directors to serve as executive officers of the Company. Their respective salaries, shown below, are paid under unwritten arrangements subject to modification from time to time at the sole discretion of the Compensation Committee. All three officers participate in the Company’s Business Unit Bonus Plan. Their respective target bonuses for fiscal 2007 and fiscal 2008 under that Plan are shown below.

	Salary	Target Bonus	Target Bonus
		FY07	FY08
Katherine A. Binns President, U.S. Industry Research Groups	$210,000	$65,000	$65,000

Richard W. Millard President, U.S. Industry Research Groups	$200,000	$40,000	$65,000

Michelle F. O’Neill President, U.S. Industry Research Groups	$235,000	$60,000	$65,000
     On May 1, 2007 the Compensation Committee of the Board of Directors approved payment of an aggregate of $270,000 to Arthur E. Coles after his retirement from the Company in connection with his agreement to provide consulting services and not to compete with the Company.
     These compensation arrangements are described in Exhibit 10.13 attached to this Quarterly Report on Form 10-Q.

Change in Control Agreements
     On May 1, 2007, the Compensation Committee approved the Company’s entry into Change in Control Agreements with the following persons appointed on May 2, 2007 by the Board of Directors as executive officers of the Company:
Katherine A. Binns President, U.S. Industry Research Groups Richard W. Millard President, U.S. Industry Research Groups
The Company expects the Change in Control Agreements to be signed within the next two weeks.
     In addition, Michelle F. O’Neill also was appointed as an executive officer of the Company on May 2, 2007. She currently is a party to a Change in Control Agreement with the Company.
     The form of Change in Control Agreement with Ms. O’Neill, and to be entered into with the other foregoing individuals, described in Exhibit 10.12 attached to this Quarterly Report on Form 10-Q, is the form previously used by the Company in connection with other executive officers, and was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference.

Item 6 — Exhibits
2.1	Share Sale and Purchase Agreement, dated March 30, 2007, among the Company, Harris Interactive International Inc., and the stockholders of MediaTransfer AG Netresearch & Consulting (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 and incorporated herein by reference).

10.1	Harris Interactive Inc. Share Repurchase Program 10b5-1 Plan Document, dated as of March 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007 and incorporated herein by reference).

10.2	Agreement of Sublease between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).

10.3	Amendment to Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).

10.4	Amendment to Line of Credit Note by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).

10.5*	Form of Non-Qualified Stock Option Agreement.

10.6*	Form of Restricted Stock Agreement for Employees.

10.7*	Form of Restricted Stock Agreement for Non-Employee Directors.

10.8*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007.

10.9*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007.

10.10*	Employment Agreement between the Company and David B. Vaden, dated as of April 30, 2007.

10.11*	Employment Agreement between the Company and Leonard R. Bayer, dated as of April 30, 2007.

10.12*	Change in Control Agreements between the Company and each of Katherine A. Binns, Richard W. Millard and Michelle F. O’Neill.

10.13*	Salary and Termination Arrangements for Executive Officers between the Company and each of Katherine A. Binns, Richard W. Millard, Michelle F. O’Neill and Arthur E. Coles.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2007	Harris Interactive Inc.

	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
(On Behalf of the Registrant and as
Principal Financial Officer)

Exhibit Index
2.1	Share Sale and Purchase Agreement, dated March 30, 2007, among the Company, Harris Interactive International Inc., and the stockholders of MediaTransfer AG Netresearch & Consulting (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 and incorporated herein by reference).

10.1	Harris Interactive Inc. Share Repurchase Program 10b5-1 Plan Document, dated as of March 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007 and incorporated herein by reference).

10.2	Agreement of Sublease between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).

10.3	Amendment to Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).

10.4	Amendment to Line of Credit Note by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).

10.5*	Form of Non-Qualified Stock Option Agreement.

10.6*	Form of Restricted Stock Agreement for Employees.

10.7*	Form of Restricted Stock Agreement for Non-Employee Directors.

10.8*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007.

10.9* Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007.

10.10*	Employment Agreement between the Company and David B. Vaden, dated as of April 30, 2007.

10.11*	Employment Agreement between the Company and Leonard R. Bayer, dated as of April 30, 2007.

10.12*	Change in Control Agreements between the Company and each of Katherine A. Binns, Richard W. Millard and Michelle F. O’Neill.

10.13*	Salary and Termination Arrangements for Executive Officers between the Company and each of Katherine A. Binns, Richard W. Millard, Michelle F. O’Neill and Arthur E. Coles.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement