Form 10-K
period 2007-06-30
HARRIS INTERACTIVE INC
filed 2007-09-12
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	16-1538028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
60 Corporate Woods, Rochester, New York	14623 (zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(585) 272-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

INDICATE BY CHECK MARK WHETHER THE REGISTRANT:  (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON- ACCELERATED FILER. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2006, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $275,731,707.

On September 7, 2007, 53,108,611 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on October 30, 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section of this Form 10-K. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the Securities and Exchange Commission (the “SEC”) should also be reviewed.

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

Corporate Overview

Harris Interactive was founded in 1975 in upstate New York as the Gordon S. Black Corporation, however, its roots date back to the founding of Louis Harris & Associates in New York City in 1956. Today, Harris Interactive is an international, full-service, consultative market research firm widely known for The Harris Poll (one of the world’s longest-running, independent opinion polls) and for pioneering online market research methods. Harris Interactive serves clients worldwide through its offices in the United States, Europe and Asia and through a global network of independent market research firms.

In June 2007, the market research industry analysts at Inside Research named Harris Interactive the 12th largest U.S. market research organization for the second consecutive year, and in July 2007, we were named the world’s 13th largest market research firm (down from 12th in 2006). In September 2007, Inside Research named us the world’s second fastest-growing market research, down from 1st in 2006.

Our corporate headquarters are located in Rochester, New York, and our fiscal year ends June 30th.

Mergers, Acquisitions and Sale of Business

The Gordon S. Black Corporation was founded in 1975 as a New York corporation. Since that time, our acquisitions have included:

•	February 2001 — the custom research division of Yankelovich Partners, Inc., headquartered in Norwalk, Connecticut,

•	August 2001 — all of the capital stock of Market Research Solutions Limited, a privately-owned U.K. company headquartered in Oxford, England,

•	September 2001 — all of the capital stock of M&A Create Limited, a privately-owned company headquartered in Tokyo, Japan,

•	November 2001 — all of the capital stock of Total Research Corporation, a Delaware corporation headquartered in Princeton, New Jersey,

•	March 2004 — all of the capital stock of Novatris, S.A. (“Novatris”), a share corporation organized and existing under the laws of France,

•	September 2004 — all of the capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately-held California corporation headquartered in Reston, Virginia, and

•	April 2007 — all of the capital stock of MediaTransfer AG Netresearch & Consulting (“MediaTransfer”), a privately-held German stock corporation headquartered in Hamburg, Germany.

After the close of fiscal 2007, we completed the following acquisitions, which are more fully described in Note 23, “Subsequent Events,” to our consolidated financial statements contained in this Form 10-K:

•	August 2007 — all of the capital stock of Marketshare Limited, a company incorporated under the laws of Hong Kong, and Marketshare Pte Ltd, a company incorporated under the laws of Singapore (collectively, “Marketshare”), and

•	August 2007 — all of the capital stock of Decima Research Inc. (“Decima”), a corporation incorporated in Ontario, Canada.

In May 2005, we completed the sale of our Japanese subsidiaries: M&A Create Limited, Adams Communications Limited and Harris Interactive Japan, K.K., in a management buy-out. In June 2007, we committed to a plan to sell our “Rent and Recruit” business, which was engaged primarily in providing facilities for and conducting focus group interviews. On August 23, 2007, the sale of our Rent and Recruit business was completed.

Business Overview

Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research and polling services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms) and long-term tracking studies.

We serve clients in numerous vertical markets including:

•	Automotive and Transportation,

•	Consumer Packaged Goods,

•	Emerging and General Markets,

•	Financial Services,

•	Public Affairs and Policy,

•	Healthcare and Pharmaceutical, and

•	Technology and Telecom.

In addition, we maintain a number of horizontally-focused strategic research groups that collaborate with our sales and vertical practice teams to deliver solutions in the following areas:

•	Brand & Strategy Research,

•	Loyalty Research, and

•	Marketing Communications (Advertising) Research.

We also conduct computer-assisted telephone interviewing in telephone data collection centers in Orem, Utah, as well as Brentford, Maidenhead and Hazel Grove, United Kingdom. In addition to these dedicated facilities, we outsource telephone data collection and survey programming to contracted sources to a number of countries including Canada, India and Costa Rica.

We deliver custom research using both traditional and Internet-based data collection methods. The majority of our tracking and service bureau research is conducted via the Internet. We continue to work aggressively to transition traditional custom research to Internet-based research.

During fiscal 2007, 60.5% of our total revenue was derived from Internet-based research, up from 59.1% and 56.5% in fiscal 2006 and 2005, respectively. We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online.

Our Internet panel currently consists of over six million individuals — all of whom have double opted-in to participate by affirmatively reconfirming their intent to join the panel after initial registration. Based upon publicly reported competitor panel sizes, the number of online surveys we have completed and the amount of revenue we derive from online research, we believe that Harris Interactive leads the worldwide Internet-based market research industry.

The Worldwide Market for Online Research

The online research market is already significant and is growing. Industry analysts at Inside Research estimate that the current potential worldwide opportunity for online survey research is between $9 and $10 billion. In its March 2007 edition, Inside Research estimated that about $3.0 billion will be spent to conduct online research in calendar 2007, up from $2.5 billion in calendar 2006, but still leaving a $6 to $7 billion market opportunity.

We believe that the transition from traditional data collection methods to online methods is inevitable because Internet-based market research has a number of inherent advantages that make it a true replacement technology:

•	Speed — Internet surveys can be completed in as little as five days, as opposed to three weeks for an average mail survey and approximately two weeks for an average random-digit-dial telephone survey.

•	Value — Internet-based market research can provide larger and more robust sample sizes than telephone-based research for the same cost, or the same sample size can be gathered online at a lower cost.

•	Versatility — Motion and still pictures, graphics, advertising copy, and websites can be securely viewed right on the desktop. Images and sound can be combined to maintain interest and enhance the respondent experience. Internet-based methodology allows surveys to be created on demand, with content and sequencing modified as panelists respond.

•	Innovation — Online research techniques, such as virtual shopping, bulletin board style focus groups and virtual 3D package testing, that were never possible before are now performed regularly. As our (and our clients’) knowledge of online research grows, our repertoire of more powerful research tools will continue to expand.

•	Accuracy — Our propensity score weighting techniques have repeatedly produced results that are as accurate as or more accurate than telephone-based research.

•	Honesty — Our experience indicates that respondents’ online answers to questions of a more personal nature such as income, health condition, sexual behavior and political affiliation/opinion tend to be answered more openly, honestly and in greater detail than those collected via telephone-based research.

•	Convenience — Online research is conducted on the respondent’s schedule, not the telephone researcher’s schedule. Web-based questionnaires may be completed at home, at work, or anywhere a respondent has Internet access, 24/7/365.

•	Productivity — As online panelists can read faster than they can listen, more questions can be asked and answered in the same amount of time. Participants in online qualitative sessions type their own transcripts, which can be immediately reviewed and analyzed.

Our Products and Services

Custom Research

We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design — Initial meetings are conducted with the client to clearly define the objectives and reasons for the study, which ensures that the final data collected will meet the client’s needs. Based on the requirements, we then determine the proper data collection process (such as a mail, telephone or Internet survey, focus group meetings or personal interviews), sampling scheme (the demographics and number of people to be surveyed) and design the survey questionnaire or focus group protocol.

•	Data Collection — Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, by holding focus group meetings, or any combination of the above. Various quality procedures are employed to ensure that surveys are returned and the correct number of interviews is completed.

•	Weighting, Analysis and Reporting — We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

Our proprietary sample design and questionnaire development techniques are intended to ensure that complete and accurate information is collected, and that this data will satisfy the specific inquiries of our clients. We have developed in-depth data collection techniques that enhance the integrity and reliability of our sample database. Our survey methodology is intended to ensure that responses are derived from the appropriate decision-makers in each category. As a result, we have a solid foundation for delivering the data that meets our clients’ needs.

Tracking Study Research

We apply extensive expertise to the design, execution and maintenance of custom, online tracking studies for clients in a broad range of industries and across the globe. Considered by many to be a vital part of any comprehensive research program, tracking studies regularly ask identical questions to similar demographic groups within a constant interval (once a month; once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence that enables them to:

•	Drive and sustain customer loyalty,

•	Gather market and customer intelligence relative to the brand and category,

•	Detect emerging market trends and/or potential threats,

•	Assess the impact of marketing on customer behaviors and attitudes, and

•	Identify opportunities for growth.

Service Bureau Research

The Harris Interactive Service Bureau (HISB) conducts Internet-based data collection for other market research firms that either do not have the necessary resources to develop Internet-based market research capabilities or that have otherwise chosen not to develop such capabilities themselves.

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2007 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America under Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.

Our Intellectual Property and Other Proprietary Rights

We believe that the Harris brand and its associated intellectual property provide us with many competitive advantages. The awareness and attributes of the Harris brand — trusted, accurate, non-biased, innovative, collaborative, thoughtful and results-focused — are essential to maintain for our continued success. To protect our brand and our intellectual property, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality, non-disclosure, non-compete and license agreements.

We currently have two patents pending for:

•	A system to conduct research via “build your own” product/pricing configurations over a network, and

•	Shelf ImpactSM — a system for evaluating the impact of package design and shelf placement for store shelf products using extremely short duration image exposure.

As other means of protecting our property, we have registered trademarks for many of our products and services in the U.S., U.K., France, Germany and other countries within the European Union, and will continue to protect our intellectual property through those means.

We have licensed in the past, and expect to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation.

Seasonality

Being project-based, our business has historically exhibited moderate seasonality. Revenue generally tends to ramp upward during the fiscal year, with Q1 (ending September 30) generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) revenue typically yields the highest revenue of the year. As a result of the seasonality noted, we manage our business based on our annual business cycle. Total consolidated revenue from continuing operations, by quarter, for the fiscal years ended June 30, 2005 through 2007, is as follows:

The moderate historical seasonality described above is not necessarily indicative of quarterly revenue trends which may occur in the future.

Our Clients

At June 30, 2007, we had approximately 1,800 clients, compared with approximately 1,900 at June 30, 2006. By way of illustration, we served clients in the United States during fiscal 2007 and 2006 in the following lines of business, which lines of business comprised the following percentages of our consolidated revenue:

	% FY2007	% FY2006
	Revenue	Revenue

Healthcare and Pharmaceutical	26.9%	30.5%
Emerging and General Markets	11.5%	9.5%
Technology and Telecom	10.9%	12.6%
Public Affairs and Policy	9.3%	6.5%
Financial Services	5.8%	6.5%
Automotive and Transportation	4.3%	4.8%
Consumer Packaged Goods	3.8%	4.5%
Service Bureau	3.3%	3.7%

In addition to the revenue derived from the lines of business shown above, our European operations, primarily in the U.K. and France during those periods, accounted for 24.2% and 21.4% of our consolidated revenue for fiscal 2007 and 2006, respectively.

In fiscal 2007 and 2006, no single client accounted for more than 10% of our consolidated revenue.

Our Competition

We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares or financing and marketing resources larger than our own. Our competitors include, but are not limited to, Arbitron Inc., GfK AG, Greenfield Online Inc., IMS Health, Inc., Intage Inc., Ipsos, National Research Corp., Taylor Nelson Sofres plc and YouGov plc.

In June 2007, Inside Research ranked Harris Interactive as the 12th largest U.S. market research firm for the second consecutive year. In July 2007, Inside Research ranked Harris Interactive as the world’s 13th largest market research firm, down from 12th in 2006.

Although we believe that barriers to creating a large proprietary online panel and acquiring the technology and the knowledge necessary to conduct accurate Internet-based market research remain high, we have seen intensified competition from existing market research firms as they continue to build their online research capabilities. We also believe that the number of dedicated online data collection and sample-only firms which enable traditional market research firms to execute online research has added to the competitive environment.

In fiscal 2007, Harris Interactive introduced GlobalSynchSM, our global synchronized research platform that integrates data collected via multiple modes into one database. This web-based system provides increased speed, greater accuracy and easy real-time client access to research data collected anywhere in the world regardless of collection mode. We believe that no other market research firm currently has a similar system in place. This ability to more fully synchronize our survey design, data collection, analysis and reporting functions gives us an advantage over some of our competitors who do not offer the same broad range of services.

We believe we also have other competitive advantages, including:

•	Our Highly Skilled Employees — many of whom are recognized by their peers as leaders in the field of market research, or in the particular vertical markets in which they specialize.

•	Our Strong Brand — synonymous with accuracy and truthfulness, we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for U.S. market research and public opinion polling today. We have now expanded The Harris Poll into the United Kingdom and the rest of Europe, and expect to continue our relationships with The Financial Times (London) and LeMonde (Paris), in order to raise awareness of the Harris Interactive brand on a global scale.

•	Our Internet Panel — believed by us to be the world’s largest for conducting online market research. Currently, our panel consists of over six million individuals from around the world who have voluntarily agreed to participate in our various online research studies. This large and diverse Internet panel enables us to:

•	accurately project results to large segments of the population, such as “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population, and

•	accurately survey certain low-incidence, hard-to-find subjects.

•	Our Specialty Sub-Panels — Through the ongoing screening of our larger panel and recruitment targeted specifically to certain audiences, we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. Our clients value our ability to rapidly survey these hard to find subjects. Many of our clients have asked us to develop specialty panels exclusively for their use. Specialty sub-panel research has become a key driver of profitable revenue growth for us.

•	Our Science and Methodology — To really understand the intricacies and nuances of Internet research, we have conducted nearly 1,500 “research on research” experiments. We also have executed approximately 75 million online surveys since we began conducting online research in 1997. That depth and breadth of experience allows us to continually provide our clients with the most up-to-date and accurate knowledge they need to make meaningful business decisions and improve their performance.

•	Our Global Enterprise Solutions Portfolio — A comprehensive tool-box of research techniques, methodologies and models that can be applied by marketing experts to help develop strategy, implement tactics and assess their impact in the marketplace. These tools can also be used to analyze markets, develop new products and services, create and/or measure brand positioning and awareness and measure and/or improve customer loyalty.

•	Our Technology — A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. The key elements of our technology infrastructure include:

•	A high-speed customized email system, which enables us to rapidly format, target and send over one million customized email invitations per hour,

•	A sophisticated survey engine, which can support 180,000 custom five-minute surveys per hour with a peak capacity of 15,000 surveys processed simultaneously,

•	Multi-lingual software systems, which have the ability to collect data in any language supported by Microsoft, including double-byte character sets (such as the Asian languages) and right to left reading languages,

•	An advanced survey dispatcher system, which acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers, and to ensure that no respondent will get a “sorry — the system is busy” notice. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns,

•	A fully scalable infrastructure that can easily and inexpensively grow with the expansion of our business, and

•	A global synchronized research platform that integrates data collected via multiple modes into one database.

•	Our Professional Sales Force — which is relatively unique in the market research industry, an industry in which researchers are traditionally the primary salepersons. Our salesforce generates leads, expands existing client relationships and gains new business. At the end of fiscal 2007, we had over 50 full-time dedicated sales professionals, who work with our market research professionals who also sell our services, supported by a team of inside business developers.

•	Our Dedication to Customer Satisfaction — which has helped us to retain our clients and continually improve the quality of services that we deliver. We evaluate all of our researchers and managers on customer satisfaction scores, and their bonus compensation is also tied to those customer satisfaction levels. At June 30, 2007, our worldwide overall satisfaction rating stood at 8.8 and our willingness to recommend rated 8.9, both on a ten point scale, consistent with ratings of 8.7 and 8.9, respectively, at June 30, 2006. Maintaining high levels of customer satisfaction helps us to:

•	identify and rapidly respond to changing client needs,

•	increase the loyalty of our clients and generate greater lifetime value from them, and

•	improve our margins by dampening price sensitivity.

Financial Information about Geographic Areas

We are comprised principally of operations in the United States. Non-U.S. market research operations are located in the United Kingdom, France and Germany, and to a more limited extent, Hong Kong and China. We operate these non-U.S. businesses on a basis consistent with our U.S. operations. We perform custom and service-bureau Internet-based market research in the United Kingdom, France and Germany using our global database.

Our business model for offering custom market research is consistent across the geographic regions in which we operate. Geographic management facilitates local execution of our global strategies. However, we maintain global leaders for the majority of our critical business processes, and the most significant performance evaluations and resources allocations made by our chief operating decision-maker are made on a global basis. Accordingly, we have concluded that we have one reportable segment.

We have prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. We have allocated common expenses among these geographic regions differently than we would for stand-alone information prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany sales and transactions have been eliminated upon consolidation. Geographic operating income (loss) may not be consistent with measures used by other companies.

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	U.S.	Europe	Asia
	Market	Market	Market
	Research	Research	Research	Total
2007:
Revenue from services	$159,843	$51,960	$—	$211,803
Operating income (loss)	9,802	2,734	(219)	12,317
Long-lived assets	7,298	2,604	—	9,902
Deferred tax assets	16,815	(541)	249	16,523
2006:
Revenue from services	$166,228	$45,956	$—	$212,184
Operating income (loss)	13,837	293	(239)	13,891
Long-lived assets	7,691	2,005	1	9,697
Deferred tax assets	19,682	(105)	162	19,739
2005:
Revenue from services	$146,589	$46,523	$523	$193,635
Operating income (loss)	9,530	(636)	(164)	8,730
Long-lived assets	9,302	2,399	4	11,705
Deferred tax assets	25,758	(877)	66	24,947

During fiscal 2007, 2006 and 2005, approximately 75.5%, 78.3% and 75.7%, respectively, of our total consolidated revenue was derived from our U.S. operations. Approximately 24.5%, 21.7% and 24.3%, respectively, of our total consolidated revenue was derived from our non-U.S. operations, primarily in the U.K. and France during those periods.

Backlog

At June 30, 2007, we had a revenue backlog from continuing operations of approximately $64.9 million, as compared to a backlog of approximately $58.9 million from continuing operations at June 30, 2006. We estimate that substantially all of the backlog at June 30, 2007 will be recognized as revenue from services during the fiscal year ending June 30, 2008, based on our experience from prior years.

Employees

At June 30, 2007, we employed a total of 1,015 full-time individuals on a worldwide basis, 730 of which were employed in the United States. In addition, we employed 278 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 239 of which were employed in the United States. Casual employees of our operations outside of the United States are not included in the headcount numbers provided herein.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of September 12, 2007. These individuals have been appointed by and are serving at the pleasure of our board of directors.

Name	Age	Position

Gregory T. Novak	45	President and Chief Executive Officer
Dee T. Allsop	49	President, U.S. Solutions Research Groups
Bruce A. Anderson	50	President, Harris/Decima
Leonard R. Bayer	57	Executive Vice President, Chief Scientist and Chief Technology Officer
Dennis K. Bhame	59	Executive Vice President, Human Resources
Katherine A. Binns	46	President, U.S. Industry Research Groups
Richard W. Millard	49	President, U.S. Industry Research Groups
Eric W. Narowski	38	Principal Accounting Officer and Vice President, Corporate Controller
Michelle F. O’Neill	44	President, U.S. Industry Research Groups
Ronald E. Salluzzo	56	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
George H. Terhanian	43	President, Harris Interactive Europe and Global Internet Research
David B. Vaden	36	President, North America and Global Operations

Gregory T. Novak is currently our President and Chief Executive Officer, positions he has held since April 2004 and September 2005, respectively. He has been a director of the Company since September 2005. From May 2005 to September 2005, Mr. Novak served as the Company’s acting Chief Executive Officer and from April 2004 to September 2005, he served as the Company’s Chief Operating Officer. From July 2003 to March 2004, Mr. Novak served as the Company’s President, U.S. Operations and from July 2001 to June 2003, served as its Group President, Strategic Marketing Solutions and Business and Consulting. From July 2000 to July 2001, Mr. Novak served as the Company’s Group President, Strategic Marketing Solutions and from June 1999 through June 2000, served as the President of its Internet division. Prior to joining the Company, from August 1996 to June 1999, Mr. Novak worked for Lightnin, a chemical process engineering and manufacturing company, most recently as Vice President, General Manager of Lightnin Americas. Mr. Novak received an M.S. in Management from Purdue University’s Krannert Business School and a B.S. in Mechanical Engineering from the University of Pittsburgh. Mr. Novak is also a graduate of General Electric’s Nuclear Power Engineering Program and FMC Corporation’s Corporate Analyst Training and Development Program.

Dee T. Allsop, PhD is currently our President, U.S. Solutions Research Groups, a position he has held since May 2005. From September 2004 to May 2005, Dr. Allsop served as Group President, Harris/Wirthlin Brand and Strategy Consulting Group. From January 2003 to September 2004, Dr. Allsop served as Chairman and Chief Executive Officer of Wirthlin and from 1996 to 2002, Dr. Allsop served as Wirthlin’s Senior Vice President for Western States. From 1986 to 1996, Dr. Allsop served in a variety of progressively senior positions with Wirthlin. Dr. Allsop received a PhD. and M.A. in Political Science from The Ohio State University and a B.A. in Political Science from Brigham Young University.

Bruce A. Anderson is currently President, Harris/Decima, a position he has held since our acquisition of Decima Research in August 2006. From October 2004 to August 2006, Mr. Anderson served as Chairman and Chief Executive Officer of Decima. Prior to joining Decima, Mr. Anderson was a Partner with the Earnscliffe Strategy Group, a consulting firm he co-founded in 1990. Mr. Anderson studied Journalism and Political Science at Carleton University.

Leonard R. Bayer is currently our Executive Vice President, Chief Scientist and Chief Technology Officer, and is a director of the Company, positions he has held since July 1978. Prior to joining the Company, Mr. Bayer worked for Practice Development Corporation from August 1976 to July 1978, where he served as Vice President of Research and Development. From September 1975 to August 1976, Mr. Bayer was a member of the faculty of the University of Rochester School of Medicine, where he taught mathematical statistics. Mr. Bayer received an M.A. in Statistics, a B.S. in Astrophysics and a B.A. in Mathematics from the University of Rochester.

Dennis K. Bhame is currently our Executive Vice President, Human Resources, a position he has held since April 2000. Prior to joining us, Mr. Bhame spent 16 years at Bausch & Lomb Inc. working in progressively senior positions, most recently as Vice President, Global Human Resources, Eyeware Division. Prior to joining Bausch & Lomb in 1984, Mr. Bhame worked as a human resources professional at Burroughs Corporation, a manufacturer of adding machines and computer equipment, and Moore Business Forms, a producer of business forms. Mr. Bhame received a B.S. in Business Management from New Hampshire College.

Katherine A. Binns is currently our President, U.S. Industry Research Groups, a position she has held since July 2005. In this role, she oversees the Company’s Healthcare research practice. From February 1996 to June 2005. Ms. Binns served as a Senior Vice President within our Healthcare research practice. Ms. Binns joined the Company in February 1996 through the Company’s acquisition of Louis Harris and Associates, where she had served in positions of increasing responsibility since April 1983. Ms. Binns received an M.B.A. from the Leonard N. Stern School of Business, New York University, and a B.F.A. from the San Francisco Art Institute.

Richard W. Millard, Ph.D is currently our President, U.S. Industry Research Groups, a position he has held since April 2007. In this role, he oversees the Company’s Public Affairs and Policy, Consumer Goods and Financial Services research practices. From May 2006 to April 2007, Dr. Millard served as Senior Vice President in our Public Affairs and Policy research practice, and from June 2003 to May 2006, he served in this role in our Healthcare research practice From June 2001 to June 2003, he served as a Vice President and from January 2000 to June 2001, he served as a Senior Research Director, both in the Healthcare research practice. Prior to joining the Company in January 2000, Dr. Millard spent two years at Patient Infosystems, Inc. as Vice President of Clinical Affairs. Dr. Millard received his Ph.D. and M.A. in Psychology, both from the University of Hawaii, and his M.B.A. in Accounting and Finance from the University of Rochester. Dr. Millard is currently a member of both the American Psychological Association and American Marketing Association.

Eric W. Narowski is currently our Principal Accounting Officer, a position he has held since February 2006. He continues to serve as our Vice President, Corporate Controller, a position he has held since January 2000. Mr. Narowski served as Controller of the Company from July 1997 to January 2000. Mr. Narowski received a B.S. in Accounting from the State University of New York at Geneseo and is a Certified Public Accountant.

Michelle F. O’Neill is currently our U.S. President, Industry Research Groups, a position she has held since July 2006. In this role, she oversees the Company’s Emerging & General Markets research practice, including Technology and Automotive & Transportation industry solutions groups. From July 2006 to April 2007, Ms. O’Neill served as President of our Emerging & General Markets industry solutions group and our Technology industry solutions group. From July 2005 to June 2006, Ms. O’Neill served as Group President of our Emerging & General Markets research practice and from July 2004 to June 2005, she served as Group President of our General Markets research practice. From July 2001 to June 2004, Ms. O’Neill served as Senior Vice President and Business Leader of our Strategic Consulting research practice. Ms. O’Neill joined the Company in February 2001 through the Company’s acquisition of Yankelovich Partners, where she had served as a Partner since August 1994. Ms. O’Neill received a B.S. in Business Finance from University of Connecticut.

Ronald E. Salluzzo is currently our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, positions he has held since March 2006. Prior to joining us, Mr. Salluzzo served as the Chief Risk Officer for BearingPoint Inc., a provider of strategic consulting, application services, technology solutions and managed services to companies and government organizations, from February 2005 to December 2005. From January 1999 to February 2005, Mr. Salluzzo was the Executive Vice President in charge of BearingPoint’s State and Local Government and Education practice. Prior to 1999, Mr. Salluzzo spent 27 years at KPMG LLP working in progressively senior positions, most recently as an Audit Partner and National Industry Leader for Higher Education. Mr. Salluzzo received a Bachelor of Business Administration from St. Bonaventure University and is a Certified Public Accountant.

George H. Terhanian, Ph.D is currently our President, Harris Interactive Europe, a position he has held since July 2003. He continues to serve as President, Global Internet Research, a position he has held since June 2002, and has also directed our online research activities since they began in 1997. Prior to joining us in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States and was an analyst for the Inspector General’s Office of the United States Department of Education. He has also served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics. Dr. Terhanian received his Ph.D. in Education (Policy Research, Evaluation and Measurement) from the University of Pennsylvania, his Ed.M. in Administration, Planning and Social Policy from Harvard University and his B.A. in Political Science from Haverford College.

David B. Vaden is currently our President, North America and Global Operations, a position he has held since April 2007. From February 2006 to April 2007, Mr. Vaden served as our Executive Vice President, Chief Operations Officer. From January 2005 to February 2006, Mr. Vaden served as our Executive Vice President, Operations and Chief Strategy Officer. From January 2002 to January 2005, Mr. Vaden served as our Senior Vice President, Business Development and Internet Services. From January 2000 to January 2002, Mr. Vaden served as Vice President, Finance. Prior to joining us, Mr. Vaden served as a Manager in the Audit and Business Advisory Services division at PricewaterhouseCoopers LLP (PwC). While at PwC, Mr. Vaden was selected as one of 50 employees among 37,000 personnel in the United States to participate in the PwC Scholars Program. Mr. Vaden received an M.B.A. with distinction from Columbia University Business School and a B.S. in Accounting with honors from St. John Fisher College, and is a Certified Public Accountant.

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

Risks Related to Our Business

Failure to maintain our brand reputation and recognition could impair our ability to remain competitive.

We believe that maintaining our good brand reputation and recognition is critical to attracting and expanding our current client base as well as attracting and retaining qualified employees. If our reputation and name are damaged through our participation in surveys involving controversial topics or if the results of our surveys are inaccurate or are misused or used out of context by one of our clients, we may become less competitive or lose market share.

We have registered a number of our trademarks, including Harris Interactive and The Harris Poll. If we were prevented from using the Harris name, our brand recognition and business would likely suffer. We would have to make substantial financial expenditures to promote and rebuild our brand identity.

If we are unable to maintain adequate capacity and demographic composition of our existing Internet panel, or if we are required to spend substantial funds to do so, our business, financial condition and results of operations will suffer.

Our success is highly dependent on our ability to maintain sufficient capacity of our Internet panel and its specialty sub-panels. Our ability to do this may be harmed if we lose panel capacity or are unable to attract and maintain an adequate number of replacement panelists and specialty sub-panel members.

There are no industry or other benchmarks for determining the optimal size and composition of an Internet panel. Among other factors, panelist response rates vary with differing survey content, and the frequency with which panelists are willing to respond to survey invitations is variable. Although we believe that our current panel is adequate for the foreseeable future to accommodate our clients’ broad-based survey requests in the markets we serve, circumstances could change due to the factors described above. Additionally, we are not always able to accommodate client requests to survey low-incidence, limited populations with specific demographic characteristics. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists. If our need to recruit panelists or specialty sub-panel members increases significantly, our operating costs will rise.

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

We use our HIpointsTM, HIstakesTM and instant results programs to provide incentives to encourage participation in our surveys and to maintain the capacity of our Internet panel. If these programs lose their effectiveness in the future, a reduction in capacity or responsiveness of the panel could result.

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

We could be subject to liability claims by our online panelists for any misuse of the demographic personal information. These claims could result in costly litigation. We could also incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated by a governmental body.

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

Because a greater proportion of our business than those of many of our competitors involves Internet-based data collection, our business may suffer a greater impact due to any Internet-related system failure. Any Internet-related system delays or failures, including network, software or hardware failures, that cause an interruption in our ability to communicate with our Internet panel, collect research data, or protect visual materials included in our surveys, could result in reduced revenue, could impair our reputation, and have a material adverse effect on our business, financial condition and results of operations.

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

Major components of the Internet backbone itself could fail due to terrorist attack, war or natural disaster. Our business is particularly vulnerable to such failure because not only would we suffer the effects experienced by businesses in general, we would be unable to perform Internet surveys, which are the core of much of our business. Thus, we would have to find alternative means to conduct surveys or would be unable to effectively service the needs of many of our clients.

Failure or inability to protect our intellectual property could adversely affect our business.

Our success and ability to compete depends substantially on our internally-developed methodologies, technologies and trademarks, which we protect through a combination of patent, copyright, trade-secret and trademark laws. Currently, we have pending trademark applications for a number of our products and services. We also have patent applications currently pending for our method for conducting product configuration research over a computer-based network and our shelf impact process. In addition, we may apply for additional trademarks or patents in the future. Our patent or trademark applications may not be approved, or if approved, our patents or trademarks may be successfully challenged by others or invalidated. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally-developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to pay money damages, introduce new trademarks, develop non-infringing technology, or enter into royalty or licensing agreements. Any of those events could substantially increase our operating expenses and potentially reduce our expected revenues. Moreover, there can be no assurance that third parties will not independently develop functionally equivalent or superior methodologies and technologies.

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

Our international growth is dependent upon expansion of both our international Internet panel in key regions and our global footprint.

Key components of our strategy are the extension of our Internet-based market research products and services to clients internationally, expansion of our Internet panel to include global online panelists and acquisitive expansion of our global footprint to provide us with a physical presence in markets where we currently do not have one. If worldwide Internet usage does not continue to grow, we may be unable to attract international online panelists to our Internet panel or international clients for our Internet-based market research and polling products and services. Our inability to attract panel members in key regions, such as Western Europe and Asia, would necessitate the use of more costly traditional market research methodologies to serve the needs of our clients who do business internationally. Our ability to grow internationally will be adversely affected to the extent that our international panel does not grow commensurately with demand of our international clients. The optimal size of our panel in specific countries is subject to the same uncertainty as is applicable to our existing panel in the United States. Additionally, our ability to grow internationally will also be adversely affected if we are unable to successfully complete acquisitions of market research companies in high-potential geographic markets where we currently do not have a physical presence.

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

We rely on off-shore providers in countries such as Canada, India and Costa Rica, to provide certain of our programming services, as well as telephone and Internet data collection. Political or economic instability in countries from which such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time, laws and regulations are proposed in the United States that would restrict or limit the benefits of off-shore operations, and enactment of any such legal restrictions could harm our results of operations.

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

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Project managers with industry expertise are important to our ability to retain and expand our business. Intense competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. There are few, if any, educational institutions that provide specialized training related to market research. Therefore, employees must be recruited in competition with other industries and few of those who are recruited have direct or substantial experience with Internet-based research. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, training, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

Variations in our operating results may cause our stock price to fluctuate.

Our quarterly operating results have in the past, and may in the future, fluctuate significantly and we may incur losses in any given quarter. Our future results of operations may fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline.

Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	declines in general economic conditions or the budgets of our clients,

•	a general decline in the demand for market research and polling products and services,

•	seasonal decreases in the demand for market research and polling services,

•	development of equal or superior products and services by our competitors,

•	technical difficulties that cause general and long-term failure of the Internet, and

•	currency exchange fluctuations.

Factors that are partially within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	effective management of the professional services aspects of our business, including utilization and realization rates,

•	our relative mix of revenues from Internet-based and traditional market research,

•	our ability to maintain the proper size and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues,

•	development of our own new, marketable products and services, and

•	our globalization efforts.

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

If we choose to pursue acquisitions, some material risks we may face include:

•	difficulties in the harmonization and assimilation of the operations, technologies, products and personnel of the acquired business,

•	the diversion of management’s attention from other business concerns,

•	the availability of favorable acquisition financing, and

•	the potential loss of key employees and/or clients of any acquired business.

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

Risks Related to Our Industry

The market research industry is vulnerable to fluctuations in general economic conditions.

The market research industry tends to be adversely affected by slow or depressed business conditions in the market as a whole. Many of our clients treat all or a portion of their market research expenditures as discretionary. As general economic conditions decline and our clients seek to control variable costs, projects to be performed by us may be delayed or cancelled, and new bookings may slow. As a result, our growth and earnings may be adversely impacted.

We face competitive pressures within the market research and polling industry and from others who have the ability to collect data over the Internet.

The market research and polling industry includes many competitors, some of whom are much larger than we are or have specialized products and services we do not offer.

Consolidation within the industry has resulted and may continue to result in some of our competitors acquiring Internet data collection capabilities through mergers and acquisitions. Many other companies have, or are developing, large databases of individuals with whom they can communicate via the Internet. Such companies may themselves, or in arrangements with other market research firms, choose to provide competitive data collection services. As others increase their ability to offer Internet-based data collection services, and as our competitors develop alternative products, we may come under increasing pressures in selling and pricing our products and services.

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

Any future legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based market research and polling, and increase our operating expenses. For example:

•	A significant majority of U.S. state legislatures have enacted laws regulating the distribution of unsolicited email. Such laws could force changes in the manner in which we are able to recruit and communicate with panelists.

•	Our business may be restricted by the development of various U.S. federal and state “do not call” lists and other privacy regulations that permit consumers to protect themselves from unsolicited telemarketing telephone calls. In 2003, the Federal Trade Commission (“FTC”) amended its rules to establish a national “do not call” registry. Although “do not call” list regulations do not currently apply to market research phone calls, new legislation or regulation could eliminate the current market research exemption. If “do not call” list regulations become applicable to market research phone calls, our results of operations may be adversely affected by the loss of revenues from telephone-based market research.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) imposes a number of restrictions and requirements related to commercial communications over the Internet. CAN-SPAM also gives more legal ammunition for ISP’s to take spammers to court, allows the FTC to impose fines and gives state attorneys general the power to bring lawsuits. Any inability on our part to comply with CAN-SPAM and similar laws could add to our costs and force changes in the way in which we conduct business.

•	The U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes a number of restrictions and requirements designed to safeguard personal health information. As Healthcare is the largest industry group that we serve, from time to time, HIPAA could have the effect of increasing our costs and restricting our ability to gather and disseminate information, which could ultimately have a negative effect on our revenues.

•	Certain foreign countries in which we do business, such as China, censor or control our communication with our online panelists. Such limitations may hinder our ability to effectively conduct market research in a way that meets the needs of our clients.

•	A number of U.S. states have enacted or have pending legislation governing gifts from, and marketing by, pharmaceutical companies. Some of these laws require pharmaceutical companies to report physician payments, including cash incentives to physicians and other health care professionals for participating in market research surveys. Such laws may impact response rates for surveys conducted for pharmaceutical/health care companies who are seeking physician opinions.

In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third parties. Existing laws and regulations currently address, and new laws and regulations and industry self- regulatory initiatives are likely to address, a variety of issues, including, among others, the following:

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

Our corporate headquarters and principal United States operating facility is located at 60 Corporate Woods, Rochester, New York, 14623, under an operating lease that expires in July 2015. In addition, we lease data collection centers to house our telephone interviewing centers in Orem, Utah, and Brentford, Maidenhead and Hazel Grove, United Kingdom. We also lease service offices to house our project staff, administrative staff and processing staff, in New York, New York, Princeton, New Jersey, Reston, Virginia, Norwalk, Connecticut, Cincinnati, Ohio, Minneapolis, Minnesota, Claremont, California, Brentford, Hazel Grove and Maidenhead, United Kingdom, Paris, France, Hamburg, Germany, and Hong Kong and Shanghai, China.

We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Information concerning each of our material properties is as follows (amounts in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2007

101 Merritt 7	Norwalk, Connecticut	May 2008	$306
4665 Cornell Road	Cincinnati, Ohio	June 2008	491
40-52 Watermans Park	Brentford, United Kingdom	June 2008	1,570
70 Carlson Road	Rochester, New York	June 2008	327
1920 Association Drive	Reston, Virginia	April 2010	1,196
135 Corporate Woods	Rochester, New York	June 2010	986
Pepper Road	Hazel Grove, United Kingdom	July 2010	666
Vanwall Road	Maidenhead, United Kingdom	July 2010	619
5 Independence Way	Princeton, New Jersey	July 2011	2,813
161 Avenue of the Americas	New York, New York	April 2012	3,213
60 Corporate Woods	Rochester, New York	July 2015	10,579

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Global Select Market (previously named the National Market System) of Nasdaq under the symbol “HPOL”. The following table shows, beginning on August 1, 2006, the high and low sales prices per share of our common stock on the Nasdaq exchange. For periods prior to August 1, 2006, the prices per share of our common stock reflect the high and low bid prices on the National Market System.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

Quarter Ended:
June 30	$6.50	$4.93	$5.79	$4.62
March 31	6.11	4.67	5.98	4.25
December 31	6.85	4.63	4.55	3.51
September 30	6.26	4.95	5.05	3.77

Holders

At September 4, 2007, our common stock was held by approximately 5,700 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the maintenance and expansion of our operations, acquisitions and for repurchases of our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table shows the monthly activity for our Repurchase Program for the three months ended June 30, 2007 (in thousands, except share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares That
			as Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program

April 1, 2007 through April 30, 2007	1,426,635	$5.46	1,426,635	$—
May 1, 2007 through May 31, 2007	364,127	5.49	364,127	23,000
June 1, 2007 through June 30, 2007	—	—	—	23,000

Total	1,790,762	$5.47	1,790,762	$23,000

In May 2006, our Board of Directors (the “Board”) authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25.0 million could be used by us, in the discretion of our Board of Directors from time to time, to acquire our common stock during the twelve months following the date the program was authorized. On January 31, 2007, our Board approved expanding the capacity of the Repurchase Program by $30.0 million and extending its duration through December 31, 2007. On May 2, 2007, our Board further expanded the capacity of the Repurchase Program by $25.0 million. The expiration date of the Repurchase Program remains December 31, 2007. Purchases may be made in the open market or in any private transaction, in accordance with applicable laws, rules, and regulations.

Decisions under the Repurchase Program on amounts of repurchases and their timing have been and will continue to be based on factors such as the stock price and availability, as well as general Company, economic and market conditions. We have made and may make broker, open market and privately negotiated block purchases from time to time.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Harris Interactive Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and a peer group of those companies with which we complete both globally and within the U.S. The peer group represented includes the market research corporations Arbitron Inc., GfK AG, Greenfield Online Inc., IMS Health, Inc., Intage Inc., Ipsos, National Research Corp., Taylor Nelson Sofres plc and YouGov plc. Net Ratings, Inc. and Opinion Research Corp., reported in prior years as part of the peer group, no longer are publicly traded so have been removed from the graph.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on June 30, 2002 and its relative performance is tracked through June 30, 2007. The stock price performance shown on the graph below is not necessarily indicative of future price performance and only reflects Harris Interactive Inc.’s relative stock price for the aforementioned period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris Interactive Inc., The NASDAQ Composite Index
And The S&P Smallcap 600 Index

	6/02	6/03	6/04	6/05	6/06	6/07
Harris Interactive Inc.	$100.00	$191.69	$199.41	$144.51	$169.14	$158.75
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
S&P Smallcap 600	100.00	96.42	130.41	147.95	168.55	195.58
Peer Group	100.00	100.91	133.93	147.80	160.02	191.89

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.
Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The cumulative total shareholder return graph and accompanying information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C promulgated by the SEC or the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act. The cumulative total shareholder return graph and accompanying information shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent Harris Interactive specifically incorporates it by reference.

Item 6.	Selected Financial Data

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: MediaTransfer (April 2007), Wirthlin (September 2004), Novatris (March 2004). In addition, information reported for fiscal years 2003 through 2007 has been reclassified to reflect our Japanese and Rent and Recruit operations as discontinued operations for all periods presented.

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenue from services	$211,803	$212,184	$193,635	$138,482	$124,094
Cost of services	103,273	102,133	90,451	64,543	61,816

Gross profit	108,530	110,051	103,184	73,939	62,278
Operating expenses:
Sales and marketing	21,151	20,540	20,366	11,915	9,438
General and administrative(1)	68,730	68,158	65,608	43,964	40,952
Depreciation and amortization	6,783	7,212	7,348	4,796	5,620
Gain on sale of assets	(788)	—	—	—	—
Restructuring (credits) charges and asset write-downs	337	250	1,132	—	(997)

Total operating expenses	96,213	96,160	94,454	60,675	55,013

Operating income	12,317	13,891	8,730	13,264	7,265
Interest and other income	2,246	1,534	742	637	587
Interest expense	(290)	(20)	(150)	(107)	(17)

Income from continuing operations before income taxes	14,273	15,405	9,322	13,794	7,835

Provision (benefit) for income taxes(2)	5,319	6,205	4,978	(16,009)	(2,998)

Income from continuing operations	8,954	9,200	4,344	29,803	10,833
Income (loss) from discontinued operations, net of tax (including loss on disposal of $2,684 in 2005)	122	260	(2,761)	115	274

Net income available to holders of common stock	$9,076	$9,460	$1,583	$29,918	$11,107

Basic net income (loss) per share(*):
Continuing operations	$0.16	$0.15	$0.07	$0.53	$0.20
Discontinued operations	0.00	0.00	(0.05)	0.00	0.01

Basic net income per share	$0.16	$0.15	$0.03	$0.53	$0.21

Diluted net income (loss) per share(*):
Continuing operations	$0.16	$0.15	$0.07	$0.52	$0.20
Discontinued operations	0.00	0.00	(0.05)	0.00	0.01

Diluted net income per share	$0.16	$0.15	$0.03	$0.52	$0.20

Weighted-average shares outstanding — basic	56,133,355	61,511,031	60,264,152	56,099,330	52,983,689

Weighted-average shares outstanding — diluted	56,397,600	61,685,777	61,238,064	57,444,785	54,638,596

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$28,911	$11,465	$13,118	$12,511	$15,728
Marketable securities	$4,418	$45,145	$23,392	$42,603	$22,963
Working capital	$22,046	$62,026	$46,426	$70,416	$44,920
Total assets	$238,126	$254,557	$240,158	$198,071	$145,242
Short-term borrowings	$19,625	$—	$—	$—	$—
Total stockholders’ equity	$168,444	$201,278	$192,493	$165,489	$118,489

(*)	Figures may not add due to rounding

(1)	Amounts for fiscal years 2003 through 2005 are not directly comparable to subsequent fiscal years, as a result of our adoption of SFAS No. 123(R)using the modified prospective method.

(2)	Fiscal years 2003 and 2004 include the effects of the reversal of prior year valuation allowances that had been recorded against certain deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal 2007 was marked by some significant challenges:

•	Total revenue was essentially flat in fiscal 2007, compared with fiscal 2006.

•	Gross profit for fiscal 2007 decreased to 51.2%, compared with 51.9% for fiscal 2006.

•	Operating margin was 5.8% for fiscal 2007, a decline from 6.5% for fiscal 2006.

•	Net income decreased approximately 4% for fiscal 2007, compared with fiscal 2006.

•	Total U.S. revenue decreased 3.8% for fiscal 2007, compared with fiscal 2006. However, total European revenue increased 13.1% for fiscal 2007, compared with fiscal 2006.

•	Total Internet-based revenue increased 2.2% for fiscal 2007, compared with fiscal 2006.

•	U.S. Internet-based revenue decreased 1.4% for fiscal 2007, compared with fiscal 2006. However, European Internet-based revenue increased 33.6% for fiscal 2007, compared with fiscal 2006.

Despite these challenges, we continue to support our business strategy into fiscal 2008. We believe that investing in our sales force is the best method to grow our revenue, and we will continue those investments. Specifically, our U.S. sales force was up approximately 10% from fiscal 2006, and we hired and trained a dedicated European sales force during the fiscal year.

Our European operations continue to grow sales, revenue and profits. In addition, we believe that our acquisition of MediaTransfer in early April was an important step in expanding our global footprint within Europe, in order to enhance our clients’ needs for worldwide service.

In August 2007, we took two significant steps toward expanding our global research capabilities by acquiring Decima Research, a leading Canadian research firm, and Marketshare, a private Asian research firm with co-located headquarters in Hong Kong and Singapore. Adding the strengths of these firms will improve our global service offering and provide increased access into two fast-growing regions that represent about a $4 billion market opportunity. By adding these firms, we now have a presence in six of the top ten global research markets, and access to two-thirds of the global research market, up from approximately one-half just six months ago. In line with our global expansion goals, we will continue to look for attractive partners in other sizable and high-growth regions around the world.

Business Combinations

Effective on April 1, 2007, pursuant to a Share Sale and Purchase Agreement dated March 30, 2007 by and among the Company, its wholly-owned subsidiary, Harris Interactive International Inc. (“HII”), and the stockholders of MediaTransfer, HII purchased 100% of the outstanding shares of MediaTransfer. We believe that this acquisition will allow us to expand our access into the European research market and enable us to better serve our multinational clients. MediaTransfer has extensive experience and deep expertise in the Consumer Packaged Goods (“CPG”) industry, including the application of proprietary technology that creates virtual retail shopping simulations to test package design, shelf placement configurations, pricing etc. In addition to its CPG practice, MediaTransfer has expertise in telecom, financial services and pharmaceutical research.

This acquisition was accounted for under the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and was included in our financial statements commencing on April 1, 2007. Further financial information about business combinations is included in Note 3, “Business Combinations,” to our consolidated financial statements contained in this Form 10-K.

Restructuring

Fiscal 2007

During the fourth quarter of fiscal 2007, we recorded $0.3 million in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of our cost structure with the operational needs of the business. We negotiated an amendment to the lease agreement for our Reston, Virginia office, which resulted in a reduction of the square footage of rented space at that office by 5,192 square feet, located on the first floor, in exchange for a payment of $0.2 million to the landlord, and contingent upon the landlord entering into a lease for the aforementioned first floor space, which subsequently occurred in June 2007. As a result of the amendment, our lease obligation over the remaining term of the lease will be reduced by approximately $0.5 million from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $0.3 million over the remaining lease term.

We also reduced the staff of our U.S. operations by 6 full-time equivalents and incurred $0.1 million in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007.

The following table summarizes activity with respect to the restructuring charges for the fiscal 2007 plan during the fiscal year ended June 30, 2007 (amounts in thousands):

		Lease
	Severance	Commitments	Total

Net charge during fiscal 2007	$107	$230	$337
Cash payments during fiscal 2007	(45)	(230)	(275)

Remaining reserve at June 30, 2007	$62	$—	$62

All actions in the plan were completed by June 30, 2007. Cash payments in connection with the plan will be completed by December 2007.

Fiscal 2006

During the fourth quarter of fiscal 2006, we recorded $0.3 million in restructuring charges directly related to certain actions designed to align the cost structure of our U.K. operations with the operational needs of that business. Management developed a formal plan that included closing two facilities in Macclesfield and Stockport and consolidating those operations into our Hazel Grove location. This consolidation was completed by June 30, 2006 at a cost of less than $0.1 million, the majority of which represented future cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, we classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On December 29, 2006, we completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1.3 million, which resulted in a gain of $0.4 million. The gain is recorded under “Gain on sale of assets” in our consolidated statement of operations for the fiscal year ended June 30, 2007.

In connection with the facilities consolidation discussed above, we also reduced the staff of the affected operations by 15 full-time equivalents and incurred $0.2 million in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.

The following table summarizes activity with respect to the restructuring charges for the fiscal 2006 plan during the fiscal years ended June 30, 2007 and 2006 (amounts in thousands):

		Lease
	Severance	Commitments	Total

Net charge during fiscal 2006	$191	$59	$250
Cash payments during fiscal 2006	(101)	—	(101)

Remaining reserve at June 30, 2006	$90	$59	$149

Cash payments during fiscal 2007	(90)	(34)	(124)

Remaining reserve at June 30, 2007	$—	$25	$25

All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed by August 2007. As a result of the actions described above, we realized cash savings of approximately $0.4 million in fiscal 2007.

Further financial information about our restructuring plans is included in Note 4, “Restructuring Charges,” to our consolidated financial statements contained in this Form 10-K.

Discontinued Operations

During the fourth quarter of fiscal 2007, we committed to a plan to sell our Rent and Recruit business. Based upon our review and assessment of Rent and Recruit’s net assets, the book values of its remaining net assets approximated their estimated fair value.

We classified Rent and Recruit as a discontinued operation, consistent with the provisions of SFAS No. 144. At June 30, 2007, we were in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. On August 23, 2007, the sale of Rent and Recruit was completed.

The results of operations, net of taxes, and the carrying value of the assets and liabilities of Rent and Recruit are reflected in the accompanying consolidated financial statements as discontinued operations, assets held for sale and liabilities held for sale, respectively. All prior periods presented were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

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

Revenue Recognition

We recognize revenue from services on a proportional performance basis. In assessing contract performance, both input and output criteria are reviewed. Costs incurred are used as an objective input measure of performance. The primary input of all work performed under these arrangements is labor. As a result of the relationship between labor and cost, there is normally a direct relationship between the costs incurred and the proportion of the contract performed to date. Costs incurred as an initial proportion of expected total costs is used as an initial proportional performance measure. This indicative proportional performance measure is always subsequently validated against more subjective criteria (i.e. relevant output measures) such as the percentage of interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

Clients are obligated to pay based upon services performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as it becomes probable that such losses will occur. Invoices to clients in the ordinary course are generated based upon the achievement of specific events, as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Such events may not be directly related to the performance of services. Revenues earned on contracts in progress in excess of billings are classified as unbilled receivables. Amounts billed in excess of revenues earned are classified as deferred revenue.

Revisions to estimated costs and differences between actual contract losses and estimated contract losses would affect both the timing of revenue allocated and the results of our operations.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the failure of clients to make required payments. We continually assess the collectibility of outstanding client invoices. In estimating the allowance, we consider factors such as historical collections, historical write-offs, a client’s current creditworthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a client’s ability to pay. Actual collections could differ from our estimates, requiring additional adjustments to the allowance for doubtful accounts.

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

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill as of that date. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. As we have one reportable segment, we utilize the entity-wide approach for assessing goodwill. Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing our fair market value as determined by our publicly traded stock to the carrying amount of the reporting unit. Based upon its annual evaluations, we determined that the fair value of the reporting unit exceeded the carrying amount at June 30, 2007, 2006 and 2005, resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.

Prior to performing our annual impairment analysis for the year ended June 30, 2005, we recorded a $3.0 million impairment charge during the third quarter of fiscal 2005 for the full amount of the goodwill attributable to HI Japan, the operations of which have been classified as discontinued operations (see Note 5, “Discontinued Operations,” to our consolidated financial statements contained in this Form 10-K).

Income Taxes and Tax Contingencies

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to operating loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward. Our consolidated financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards of approximately $35.4 million at June 30, 2007.

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

Stock-Based Compensation

On July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires the recognition of compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective approach for adoption, which requires that compensation expense be recorded for the unvested portion of previously issued awards that remain outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. The adoption resulted in the recognition of $3.1 million of compensation expense for stock options and restricted stock granted to employees and non-employee directors for the fiscal year ended June 30, 2006, with an additional $3.7 million of compensation expense for the fiscal year ended June 30, 2007. As of June 30, 2007, we had $7.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under our long-term incentive plans. That expense is expected to be recognized over a weighted-average period of 3.1 years.

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

Expected volatility and the expected life of the options granted, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2005, 2006 and 2007, respectively, are set forth in Note 13, “Stock-Based Compensation,” to our consolidated financial statements contained in Item 8 of this Report on Form 10-K. The fair value of our restricted stock awards is based on the price per share of our common stock on the date of grant. We grant options to purchase our stock at fair value as of the date of grant.

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

Post-Employment Obligations

We have entered into employment agreements with certain of our executives which obligate us to make payments for varying periods of time and under terms and circumstances set forth in the agreements. In part, the payments are in consideration for obligations of the executives not to compete with us after termination of their employment and, in part, the payments relate to other relationships between the parties. We account for our obligations under these agreements in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, an Amendment of FASB Statements No. 5 and 43. To the extent that we become obligated in the future to make payments to one or more of our executives under their employment agreements, such obligations could have a material impact on the results of our operations. The impact on our results of operations of post-employment obligations that arose during the fiscal years ended June 30, 2005, 2006 and 2007 is discussed below within “Results of Operations.”

Discontinued Operations

Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. For further discussion regarding the discontinued operations of our Rent and Recruit business, see “Discontinued Operations” above.

Explanation of Key Financial Statement Captions

Revenue from Services

We recognize revenue from services on a proportional performance basis. In assessing contract performance, both input and output criteria are reviewed. Costs incurred are used as an objective input measure of performance. The primary input of all work performed under these arrangements is labor. As a result of the relationship between labor and cost, there is normally a direct relationship between the costs incurred and the proportion of the contract performed to date. Costs incurred as an initial proportion of expected total costs is used as an initial proportional performance measure. This indicative proportional performance measure is always subsequently validated against more subjective criteria (i.e. relevant output measures) such as the percentage of interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

Our revenue from services is derived principally from the following:

•	Custom Research — including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies and ad concept testing.

•	Tracking Studies — studies that regularly ask identical questions to similar demographic groups within a constant interval (once a month; once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence.

•	Service-Bureau Research — HISB provides Internet-based data collection services for other market research firms.

Cost of Services

Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection and analysis. We maintain project personnel in the United States, Europe, and Asia. Labor costs are specifically allocated to the projects they relate to. We utilize an automated timekeeping system, which tracks the time of project personnel as incurred for each specific revenue-generating project.

•	Panelist Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our panelists for participating in surveys, which are earned when we receive a timely survey response. Non-cash incentives in the form of points are awarded to market survey respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration, which occurs after one year of account inactivity.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as-needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis.

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

Results of Operations

The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2007	%	2006	%	2005	%

Revenue from services	$211,803	100.0%	$212,184	100.0%	$193,635	100.0%
Cost of services	103,273	48.8	102,133	48.1	90,451	46.7

Gross profit	108,530	51.2	110,051	51.9	103,184	53.3
Operating expenses:
Sales and marketing	21,151	10.0	20,540	9.7	20,366	10.5
General and administrative	68,730	32.4	68,158	32.1	65,608	33.9
Depreciation and amortization	6,783	3.2	7,212	3.4	7,348	3.8
Gain on sale of assets	(788)	(0.4)	—	—	—	—
Restructuring charges	337	0.2	250	0.1	1,132	0.6

Operating income	12,317	5.8	13,891	6.5	8,730	4.5
Interest and other income	2,246	1.1	1,534	0.7	742	0.4
Interest expense	(290)	(0.1)	(20)	(0.0)	(150)	(0.1)

Income from continuing operations before taxes	14,273	6.7	15,405	7.3	9,322	4.8

Provision for income taxes	5,319	2.5	6,205	2.9	4,978	2.6

Income from continuing operations	8,954	4.2	9,200	4.3	4,344	2.2
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005), net of tax	122	0.1	260	0.1	(2,761)	(1.4)

Net income	$9,076	4.3	$9,460	4.5	$1,583	0.8

The results of continuing operations as presented and discussed herein do not include the results of our discontinued Rent and Recruit business and Japanese operations.

Year Ended June 30, 2007 Versus Year Ended June 30, 2006

Revenue from services.  Total revenue decreased by $0.4 million to $211.8 million for fiscal 2007, a decrease of 0.2% over fiscal 2006. This decrease in total revenue was due to the factors described below.

U.S. revenue decreased by $6.4 million to $159.8 million for fiscal 2007, a decrease of 3.8% over fiscal 2006. This decrease in U.S. revenue was principally driven by revenue declines in the following research groups:

•	Healthcare, as a result of internal restructuring at certain of this group’s clients, as well as certain industry challenges, including continued consolidation and realignment within the Healthcare industry,

•	Technology and Telecom, as a result of sales force turnover within this group, which has necessitated the rebuilding of the group’s sales team throughout the fiscal year, and

•	Loyalty, as a result of our decision at the end of fiscal 2006 not to bid on a significant, recurring client tracking study because of its low profit margins, offset in part by winning a new tracking study at an existing client and reformulating the group’s service offerings to better meet customer requirements.

Offsetting the decrease in U.S. revenue as noted above were revenue increases in the following research groups:

•	Marketing and Communications Research, as a result of winning new tracking studies with new and existing clients,

•	Public Affairs and Policy, as a result of realigning this group’s sales resources with the objectives of its business, and

•	Emerging and General Markets, as a result of consistent efforts on the part of this group’s sales resources to grow its client base.

European revenue increased by $6.0 million to $52.0 million for fiscal 2007, an increase of 13.1% over fiscal 2006. European revenue increased primarily due to:

•	a favorable impact of $4.1 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro,

•	our acquisition of MediaTransfer in April 2007, which contributed $1.4 million in revenue during the fourth fiscal quarter, and

•	our concerted efforts toward stabilizing and growing our European operations.

Revenue from Internet-based services was $128.2 million or 60.5% of total revenue for fiscal 2007, compared with $125.4 million or 59.1% of total revenue for fiscal 2006. On a geographic basis:

•	U.S. Internet-based revenue decreased to $110.6 million or 69.2% of total U.S. revenue for fiscal 2007, compared with $112.2 million or 67.5% of total U.S. revenue for fiscal 2006.

•	European Internet-based revenue increased to $17.6 million or 33.9% of total European revenue for fiscal 2007, compared with $13.2 million or 28.7% of total European revenue for fiscal 2006.

While U.S. Internet-based revenue increased as a percentage of total U.S. revenue for fiscal 2007, it declined in total, consistent with the decline in total U.S. revenue noted above. The growth in European Internet-based revenue for fiscal 2007 is the result of our focus on training our European sales force on promoting the benefits of Internet-based data collection to their clients, and our April 2007 acquisition of MediaTransfer, which contributed $1.3 million in Internet-based revenue during the fourth quarter of fiscal 2007.

Gross profit.  Gross profit decreased to $108.5 million or 51.2% of total revenue for fiscal 2007, compared with $110.1 million or 51.9% of total revenue for fiscal 2006. Gross profit was principally impacted by increased utilization rates for professional staff during fiscal 2007 when compared with fiscal 2006.

Sales and marketing.  Sales and marketing expense increased to $21.2 million or 10.0% of total revenue for fiscal 2007, compared with $20.5 million or 9.7% of total revenue for fiscal 2006. The increase in sales and marketing expense was principally the result of our investments to expand our U.S. sales force and to hire and train a dedicated European sales force during fiscal 2007.

General and administrative.  General and administrative expense increased to $68.7 million or 32.4% of total revenue for fiscal 2007, compared with $68.2 million or 32.1% of total revenue for fiscal 2006. General and administrative expense was principally impacted by several factors, including the following:

•	a $2.0 million decrease in bonus expense, as a result of the Company’s performance falling short of bonus plan targets,

•	$0.7 million in general and administrative expenses as a result of our April 2007 acquisition of MediaTransfer,

•	a $0.7 million increase in stock-based compensation expense for options and restricted stock granted during fiscal 2007,

•	$0.6 million in costs associated with an unsuccessful acquisition during the third fiscal quarter, and

•	$0.3 million in administration fees for the Repurchase Program, compared with less than $0.1 million in such fees during fiscal 2006.

Depreciation and amortization.  Depreciation and amortization was $6.8 million or 3.2% of total revenue for fiscal 2007, compared with $7.2 million or 3.4% of total revenue for fiscal 2006. The decrease in depreciation and amortization expense was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2007.

Restructuring charges.  See above under “Restructuring” for further discussion regarding our fiscal 2007 and 2006 restructuring plans.

Gain on sale of assets.  Gain on sale of assets during fiscal 2007 consists of a $0.4 million gain realized on the December 2006 sale of our Stockport facility, along with $0.4 million in net proceeds from the June 2007 sale of two internally developed patents. No similar gains were realized during fiscal 2006.

Interest and other income.  Interest and other income was $2.2 million or 1.1% of total revenue for fiscal 2007, compared with $1.5 million or 0.7% of total revenue for fiscal 2006. The increase in interest and other income was primarily due to favorable rates of return compared with those for fiscal 2006.

Interest expense.  Interest expense was $0.3 million or 0.1% of total revenue for fiscal 2007, compared with $0.0 million for fiscal 2006. The increase in interest expense was the result of $19.6 million in short-term borrowings during the fourth quarter of fiscal 2007 to fund the acquisition of MediaTransfer and repurchases of our common stock through the Repurchase Program.

Income taxes.  We recorded an income tax provision of $5.3 million for fiscal 2007, compared with $6.2 million for fiscal 2006. Our effective tax rate for fiscal 2007 was 37.3%, compared with 40.3% for fiscal 2006. The decrease in our effective tax rate was principally due to valuation allowance reversals, as more fully described in Note 15, “Income Taxes,” to our consolidated financial statements contained in this Form 10-K.

Year Ended June 30, 2006 Versus Year Ended June 30, 2005

Revenue from services.  Total revenue increased by $18.5 million to $212.2 million for fiscal 2006, an increase of 9.6% over fiscal 2005. This increase in total revenue was due in part to our September 2004 acquisition of Wirthlin along with additional factors more fully described below.

U.S. revenue increased by $19.6 million to $166.2 million for fiscal 2006, an increase of 13.4% over fiscal 2005. This increase in U.S. revenue was principally driven by revenue growth in the following research groups:

•	Healthcare, as a result of our focus on improving the productivity of selling efforts in these markets through deep account penetration, as well as from the continued maturation of existing client relationships,

•	Technology and Telecom, as a result of a strategic increase in our focus in these markets throughout fiscal 2006,

•	Automotive, as a result of expanding our revenue base with several key clients in this market through deep account penetration, and

•	Product Solutions, as a result of greater collaboration between this group and our researchers that work with clients across the various industries that we serve.

Also, we believe that U.S. revenue has increased as a result of our continued focus on building long-term relationships with our clients in order to obtain projects that are recurring in nature.

Offsetting the growth in U.S. revenue as noted above were declines in revenue in the following research groups:

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

Revenue from Internet-based services was $125.4 million or 59.1% of total revenue for fiscal 2006, compared with $109.3 million or 56.5% of total revenue for fiscal 2005. On a geographic basis:

•	U.S. Internet-based revenue increased to $112.2 million or 67.5% of total U.S. revenue for fiscal 2006, compared with $97.7 million or 66.7% of total U.S. revenue for fiscal 2005.

•	European Internet-based revenue increased to $13.2 million or 28.7% of total European revenue for fiscal 2006, compared with $11.6 million or 24.9% of total European revenue for fiscal 2005.

The percentage increase in revenue from Internet-based services as a percentage of total revenue is principally the result of the continued acceptance of Internet-based methods of collecting data in both the U.S. and Europe.

Gross profit.  Gross profit was $110.1 million or 51.9% of total revenue for fiscal 2006, compared with $103.2 million or 53.3% of total revenue for fiscal 2005. Increases in gross profit were more than offset by the impact of an approximately two point increase in the direct purchases component of cost of services as a percentage of total revenue as a result of the mix of projects for fiscal 2006 compared with fiscal 2005.

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

Sales and marketing.  Sales and marketing expense was essentially flat at $20.5 million or 9.7% of total revenue for fiscal 2006, compared with $20.4 million or 10.5% of total revenue for fiscal 2005. The decrease in sales and marketing expense as a percentage of total revenue was principally due to our strategic focus on improving the productivity of our selling efforts, offset in part by a slight increase in the unbillable project personnel time in support of sales and marketing efforts from approximately $7.6 million for fiscal 2005 to $8.0 million for fiscal 2006.

General and administrative.  General and administrative expense increased to $68.2 million or 32.1% of total revenue for fiscal 2006, compared with $65.6 million or 33.9% of total revenue for fiscal

2005. The dollar increase and the decrease in general and administrative expense as a percentage of total revenue were principally impacted by the following:

•	$2.8 million in stock-based compensation expense for fiscal 2006 as a result of our adoption of SFAS No. 123(R) on July 1, 2005, while no such expense was recorded in fiscal 2005,

•	a $1.0 million increase in employee benefit costs, principally as a result of year-over-year rate increases,

•	a $1.0 million increase in unbillable project personnel time included in general and administrative expense from $10.4 million for fiscal 2005 to $11.4 million for fiscal 2006,

•	a $0.9 million increase in bonus expense, principally as a result of our improved financial performance, which is directly linked to our bonus plans,

•	a $1.5 million decrease in post-employment obligations to former executives from $1.8 million for such obligations to Dr. Gordon S. Black, former Executive Chairman, Robert E. Knapp, former Chairman and Chief Executive Officer, and Theresa A. Flanagan, former Group President, Customer Loyalty Management, during fiscal 2005 to $0.3 million for such obligations to our former Chief Financial Officer, Frank J. Connolly, Jr., during fiscal 2006, and

•	a $0.8 million decrease in salary expense, due to ongoing efforts to ensure that headcount levels are appropriately aligned with business needs.

Depreciation and amortization.  Depreciation and amortization was essentially flat at $7.2 million or 3.4% of total revenue for fiscal 2006, compared with $7.3 million or 3.8% of total revenue for fiscal 2005.

Restructuring charges.  See above under “Restructuring” for further discussion regarding our fiscal 2006 and 2005 restructuring plans.

Interest and other income.  Interest and other income was $1.5 million or 0.7% of total revenue for fiscal 2006, compared with $0.7 million or 0.4% of total revenue for fiscal 2005. The increase in interest and other income was principally impacted by the following:

•	an increase in cash, cash equivalents and marketable securities from $36.5 million at June 30, 2005 to $56.6 million at June 30, 2006, and

•	improved rates of return compared with those of fiscal 2005.

Income taxes.  We recorded a provision for income taxes of $6.2 million on continuing operations for fiscal 2006, compared with a provision for income taxes of $5.0 million on continuing operations for fiscal 2005. Our effective tax rate for fiscal 2006 was 40.3%, compared with 53.4% for fiscal 2005. Our effective tax rate for fiscal 2006 includes $1.0 million in tax benefits realized as a result of the reversal of valuation allowances recorded against tax losses for which it became more likely than not that a portion of the underlying benefit will be realized in the future. Income tax expense was principally a non-cash item for fiscal 2006 and fiscal 2005.

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

For further information regarding Internet-based revenue, by quarter, for the fiscal years ended June 30, 2006 and 2007, please see the table in “Our Ability to Measure Our Performance” below.

Our Ability to Measure Our Performance

We closely track certain key operating metrics, specifically bookings, ending sales backlog, average billable full-time equivalents, days of sales outstanding, utilization and bookings to revenue ratio. Each of these key operating metrics enables us to measure the current and forecasted performance of our business relative to historical trends and promote a management culture that focuses on accountability. We believe that this ultimately leads to increased productivity and more effective and efficient use of our human and capital resources.

Key operating metrics for continuing operations, by quarter, for the fiscal years ended June 30, 2006 and 2007, were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	FY2006	FY2006	FY2006	FY2006	FY2007	FY2007	FY2007	FY2007

Internet Revenue (% of total revenue)	58%	60%	61%	58%	61%	58%	60%	63%
US Internet Revenue (% of US revenue)	68%	69%	67%	66%	68%	67%	68%	73%
European Internet Revenue (% of European revenue)	27%	28%	32%	28%	39%	30%	30%	36%
Cash & Marketable Securities	$37.4	$48.0	$57.9	$56.6	$46.8	$54.0	$29.1	$33.3
Bookings	$43.9	$58.6	$65.3	$46.7	$42.9	$65.7	$57.6	$50.9
Ending Sales Backlog	$52.2	$57.0	$70.9	$58.9	$54.6	$64.6	$70.4	$64.9
Average Billable Full Time Equivalents (FTEs)	735	721	708	714	720	719	728	712
Days Sales Outstanding (DSO)	53 days	44 days	32 days	42 days	47 days	43 days	35 days	43 days
Utilization	57%	64%	64%	64%	61%	61%	64%	68%
Bookings to Revenue Ratio	0.91	1.09	1.27	0.80	0.91	1.18	1.11	0.89

Since our business has moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at June 30, 2007, and at the last eight fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Sep 05	Dec 05	Mar 06	Jun 06	Sep 06	Dec 06	Mar 07	Jun 07

Consolidated Revenue (continuing operations only)	$205.8	$207.0	$207.6	$212.2	$211.2	$213.1	$213.5	$211.8
Internet Revenue (% of total revenue)	55%	58%	59%	59%	60%	59%	59%	61%
US Internet Revenue (% of US revenue)	64%	67%	67%	68%	68%	67%	67%	69%
European Internet Revenue (% of European revenue)	26%	28%	29%	29%	32%	32%	32%	34%
Total Bookings	$195.9	$210.2	$215.6	$214.5	$213.6	$220.7	$213.0	$217.1
Average Billable Full Time Equivalents (FTEs)	746	735	723	720	716	715	720	720
Utilization	60%	60%	61%	62%	63%	63%	63%	63%
Bookings to Revenue Ratio	0.95	1.02	1.04	1.01	1.01	1.04	1.00	1.03

Additional information regarding each of the key operating metrics noted above is as follows:

Bookings are defined as the contract value of revenue-generating projects that are anticipated to take place during the next four fiscal quarters for which a firm client commitment was received during the current period, less any adjustments to prior period bookings due to contract value adjustments or project cancellations during the current period.

Bookings for the three months ended June 30, 2007 were $50.9 million, compared with $46.7 million for the same prior year period. $1.9 million of the increase was principally attributable to our acquisition of MediaTransfer in April 2007, while the remainder was principally the result of the tracking studies discussed below under “Ending Sales Backlog.”

Monitoring bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we also are mindful that bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported.

Ending Sales Backlog is defined as prior period ending sales backlog plus current period bookings, less revenue recognized on outstanding projects as of the end of the period.

Ending sales backlog helps us to manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Generally, projects included in ending sales backlog at the end of a fiscal period convert to revenue from services during the following twelve months, based on our experience from prior years.

Ending sales backlog of $64.9 million for the three months ended June 30, 2007 represented a 10.2% increase compared with the ending sales backlog for the same prior year period. $1.2 million of the increase was attributable to our acquisition of MediaTransfer, while the remainder was principally the result of $5.8 million in tracking studies which we won during the fourth fiscal quarter.

Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.

Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.

Billable FTE’s of 712 for the three months ended June 30, 2007 were essentially flat with the 714 billable FTE’s reported for the same prior year period.

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

DSO of 43 days for the three months ended June 30, 2007 was consistent with DSO for the same prior year period.

Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.

Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Utilization for the three months ended June 30, 2007 was 68% compared with 64% for the same prior year period. This increase is the result of our concerted efforts to maximize the utilization of our professional staff.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities and net cash (used in) financing activities, for the fiscal years ended June 30:

	2007	2006	2005

Net cash provided by operating activities	$16,639	$27,885	$17,528
Net cash provided by (used in) investing activities	28,800	(24,346)	(13,982)
Net cash (used in) financing activities	(28,251)	(5,372)	(3,794)

Net cash provided by operating activities.  Net cash provided by operating activities decreased to $16.6 million for fiscal 2007, compared with $27.9 million for fiscal 2006. The decrease in net cash provided by operating activities was principally attributable to timing differences compared with the prior fiscal year in payment of outstanding accounts payable, accrued expenses and other liabilities, which were offset by an improvement in the timeliness of collecting amounts due on outstanding invoices, as noted by a $1.1 million decrease in accounts receivable and a $0.6 million increase in cash collected on amounts billed in excess of costs (deferred revenue).

Net cash provided by operating activities increased to $27.9 million for fiscal 2006, compared with $17.5 million for fiscal 2005. The increase in net cash provided by operating activities was principally attributable to the following:

•	an increase in income from continuing operations, net of non-cash items such as depreciation and amortization, stock-based compensation and restructuring charges (net of cash payments), and

•	an improvement in the timeliness of collecting amounts due on outstanding invoices, as noted by a $6.3 million increase in cash collected on accounts receivable and a $2.1 million increase in cash collected on amounts billed in excess of costs (deferred revenue).

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $28.8 million for fiscal 2007, compared with $24.3 million used in investing activities for fiscal 2006. The change from fiscal 2006 was principally due to our liquidation of marketable securities to fund repurchases of our common stock under our Repurchase Program, described in further detail below, offset by our ongoing investing activities, including our acquisition of MediaTransfer in April 2007 for $9.8 million (net of cash acquired).

Net cash used in investing activities increased to $24.3 million for fiscal 2006, compared with $14.0 million for fiscal 2005. The increase in net cash used in investing activities was principally attributable to the following:

•	$20.8 million decrease in net cash paid in connection with acquisitions, as there were no acquisitions in fiscal 2006,

•	$21.9 million increase in cash used for the purchase of marketable securities to $49.2 million for fiscal 2006 from $27.3 million for fiscal 2005,

•	$19.1 million decrease in proceeds from maturities and sales of marketable securities to $27.5 million for fiscal 2006 from $46.6 million for fiscal 2005,

•	$7.3 million decrease in cash used for capital expenditures to $2.1 million for fiscal 2006 from $9.4 million for fiscal 2005, principally impacted by $4.6 million in leasehold improvements to our New York City office during fiscal 2005, and

•	$0.5 million used for the acquisition of intangible assets during fiscal 2006, down from $4.0 million for fiscal 2005.

Net cash (used in) financing activities.  Net cash used in financing activities was $28.3 million for fiscal 2007, compared with $5.4 million for fiscal 2006. The increase in net cash used in financing activities was principally due to our use of $50.5 million in cash to repurchase shares of our common stock under our Repurchase Program, offset by $19.6 million in cash proceeds from short-term borrowings used to fund our acquisition of MediaTransfer and share repurchases under our Repurchase Program during the fourth quarter of fiscal 2007.

Net cash used in financing activities increased to $5.4 million for fiscal 2006, compared with $3.8 million for fiscal 2005. The increase from fiscal 2005 to fiscal 2006 was principally attributable to the following:

•	a $1.2 million decrease in cash provided by the issuance of common stock and stock option exercises to $1.1 million for fiscal 2006 from $2.3 million for fiscal 2005,

•	$6.5 million in cash used to repurchase shares of our common stock under the Repurchase Program, which commenced in May 2006, and

•	a $6.1 million decrease in cash used to repay outstanding notes, as all such notes were paid in full during fiscal 2005.

Working Capital

At June 30, 2007, we had cash, cash equivalents and marketable securities of $33.3 million, a decrease of 41.2% from $56.6 million at June 30, 2006, as a result of the reasons described above. Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. In addition, if we acquire additional businesses, we likely will be required to seek additional funding through public or private financing or other arrangements. Based upon our current relationships with financial institutions and financial condition, we believe that adequate funds will be available to support our acquisition activities on reasonable terms, but if such funds are not available when needed or on favorable terms, it could have a material adverse effect on our business and results of operations.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2008, our capital expenditures are expected to range between $4.5 and $5.0 million. We believe that cash generated from our operations and the cash and marketable securities we held at June 30, 2007 will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.

In order to continue to generate revenue, we must continually develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.

Share Repurchase Program

Under the Repurchase Program authorized by our Board on May 3, 2006, as amended on January 31 and May 2, 2007, we repurchased 9.0 million shares of our common stock at an average price per share of $5.59 for an aggregate purchase price of $50.5 million during the fiscal year ended

June 30, 2007. Since the Repurchase Program’s inception, we have repurchased 10.3 million shares of our common stock at an average price per share of $5.52 for an aggregate purchase price of $57.0 million. All repurchased shares were subsequently retired.

At June 30, 2007, the Repurchase Program had $23.0 million in remaining capacity. Purchases may be made in the open market or in any private transaction, and in accordance with applicable laws, rules, and regulations. The Board, in its discretion, may continue to make purchases prior to the Program’s expiration on December 31, 2007, subject to the conditions described above. The Repurchase Program and related activity are more fully described above in Item 5 — “Issuer Purchases of Equity Securities.”

Line and Letters of Credit

On August 15, 2006, we entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank N.A. (the “Bank”) for a line of credit which enabled us to borrow up to a maximum of $15.0 million at any one time outstanding through May 31, 2007 (the “Credit Facility”). Borrowings under the Credit Facility were repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Under the Agreement, the Bank agreed to issue letters of credit under the line of credit at our request in an aggregate amount not to exceed the amount of the Credit Facility. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, we must cash collateralize outstanding letters of credit. We entered into amendments to the Agreement and Note on April 3, 2007 that increased the Credit Facility from $15.0 million to $25.0 million and extended the maturity date of the Note from May 31, 2007 to April 1, 2008. The Credit Agreement and Note were further amended on July 23, 2007 to increase their capacity to $37.0 million.

The Note, as amended, bears interest at either the Prime Rate, LIBOR plus 75 basis points or the Federal Funds rate plus 75 basis points, based upon instructions provided by us as to whether advances are Prime Rate, LIBOR or Federal Funds Rate advances. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on April 1, 2008.

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

There were $19.6 million in short-term borrowings outstanding under our arrangement with the Bank at June 30, 2007, and letters of credit outstanding of approximately $0.1 million, which correspondingly reduce our available borrowing capacity under the Credit Facility.

At June 30, 2007, we had no long-term borrowings and at June 30, 2006 we had no short-term or long-term borrowings.

Off-Balance Sheet Risk Disclosure

At June 30, 2007 and 2006, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Cash Obligations

Our consolidated contractual cash obligations and other commercial commitments at June 30, 2007 are as follows (amounts in 000s):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Short-term debt	$19,625	$19,625	$—	$—	$—
Long-term debt	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	23,687	5,558	9,296	4,539	4,294
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$43,312	$25,183	$9,296	$4,539	$4,294

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements contained in this Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2007, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.

As we continue to increase our debt and expand globally, the risk of interest rate and foreign currency exchange rate fluctuation may increase. We will continue to assess the need to, and will as appropriate, utilize interest rate swaps and financial instruments to hedge foreign currency exposures on an ongoing basis to mitigate such risks.

Interest Rate Exposure

Until fiscal 2007, we have not had interest rate exposure because we have not had material outstanding debt. At June 30, 2007, we had outstanding short-term debt under our Credit Facility of $19.6 million. The debt matures April 1, 2008 and bears interest at our election at either the Prime Rate, LIBOR plus 75 basis points, or the Federal Funds rate plus 75 basis points. We have elected the LIBOR-based rate for all of our borrowings to date. Assuming the outstanding borrowings remain at the same level, each one percentage point increase or decrease in LIBOR would cost or save us $0.2 million per year, approximately 2% of our net income in fiscal 2007. Cash flows would correspondingly decrease or increase.

Foreign Currency Exposure

As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates. We have international sales and operations in Europe, and to a more limited extent, Asia. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits in Europe increase and we continue to expand globally, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.

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

We performed a sensitivity analysis at June 30, 2007. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006 and its method of accounting for pension and postretirement benefit plans in 2007.

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

PricewaterhouseCoopers LLP

Rochester, New York
September 12, 2007

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$28,911	$11,465
Marketable securities	4,418	45,145
Accounts receivable, less allowances of $82 and $70, respectively	34,794	34,539
Unbilled receivables	9,938	9,377
Prepaid expenses and other current assets	6,964	5,296
Deferred tax assets	3,754	3,534
Assets held for sale	1,074	2,458

Total current assets	89,853	111,814
Property, plant and equipment, net	9,902	9,697
Goodwill	111,554	103,058
Other intangibles, net	11,788	11,648
Deferred tax assets	13,628	16,768
Other assets	1,401	1,572

Total assets	$238,126	$254,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,079	$11,274
Accrued expenses	22,198	21,518
Short-term borrowings	19,625	—
Deferred revenue	17,575	16,651
Liabilities held for sale	330	345

Total current liabilities	67,807	49,788
Deferred tax liabilities	859	563
Other long-term liabilities	1,016	2,928
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2007 and 2006	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 52,833,874 shares issued and outstanding at June 30, 2007 and 60,832,558 shares issued and outstanding at June 30, 2006	53	61
Additional paid-in capital	177,169	219,954
Accumulated other comprehensive income	1,480	597
Accumulated deficit	(10,258)	(19,334)

Total stockholders’ equity	168,444	201,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,126	$254,557

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2007	2006	2005

Revenue from services	$211,803	$212,184	$193,635
Cost of services	103,273	102,133	90,451

Gross profit	108,530	110,051	103,184
Operating expenses:
Sales and marketing	21,151	20,540	20,366
General and administrative	68,730	68,158	65,608
Depreciation and amortization	6,783	7,212	7,348
Gain on sale of assets	(788)	—	—
Restructuring charges	337	250	1,132

Total operating expenses	96,213	96,160	94,454

Operating income	12,317	13,891	8,730
Interest and other income	2,246	1,534	742
Interest expense	(290)	(20)	(150)

Income from continuing operations before income taxes	14,273	15,405	9,322

Provision for income taxes	5,319	6,205	4,978

Income from continuing operations	8,954	9,200	4,344
Income (loss) from discontinued operations (including loss on disposal of $2,684 in 2005), net of provision for income tax of $66, 141 and 105, respectively	122	260	(2,761)

Net income	$9,076	$9,460	$1,583

Basic net income (loss) per share(*):
Continuing operations	$0.16	$0.15	$0.07
Discontinued operations	0.00	0.00	(0.05)

Basic net income per share	$0.16	$0.15	$0.03

Diluted net income (loss) per share(*):
Continuing operations	$0.16	$0.15	$0.07
Discontinued operations	0.00	0.00	(0.05)

Diluted net income per share	$0.16	$0.15	$0.03

Weighted-average shares outstanding — basic	56,133,355	61,511,031	60,264,152

Weighted-average shares outstanding — diluted	56,397,600	61,685,777	61,238,064

(*) Figures may not add due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2007	2006	2005

Cash flows from operating activities:
Net income	$9,076	$9,460	$1,583
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	6,783	7,212	7,348
Deferred taxes	2,764	5,208	3,759
Stock-based compensation	3,787	3,141	—
Impairment of goodwill attributable to discontinued operations	—	—	2,954
Restructuring charges	337	250	1,132
Less: Cash outflows related to restructuring charges	(399)	(590)	(643)
Fair value of shares received as consideration in sale of discontinued operations and subsequently retired	—	—	(1,108)
401(k) matching contribution	1,298	1,166	1,032
Income tax benefit from exercise of stock options	—	—	859
Amortization of premium and (discount) on marketable securities	(37)	(40)	22
Gain on sale of assets held for sale	(788)	—	—
Loss on disposal of fixed assets	103	—	—
(Increase) decrease in assets, net of acquisition —
Accounts receivable	1,149	39	(6,299)
Unbilled receivables	649	475	(1,220)
Prepaid expenses and other current assets	(2,952)	(1,968)	(504)
Other assets	322	(183)	1,566
(Decrease) increase in liabilities, net of acquisition —
Accounts payable	(3,555)	1,821	1,685
Accrued expenses	(1,228)	(361)	2,302
Deferred revenue	625	2,804	770
Other liabilities	(1,913)	(495)	1,072
Cash provided by operating activities of discontinued operations	618	(54)	1,218

Net cash provided by operating activities	16,639	27,885	17,528

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(9,790)	—	(20,767)
Cash proceeds from sale of discontinued operations	—	—	768
Purchase of marketable securities	(74,052)	(49,223)	(27,323)
Proceeds from maturities and sales of marketable securities	114,883	27,547	46,580
Capital expenditures	(3,879)	(2,143)	(9,421)
Acquisition of intangible assets	—	(525)	(4,000)
Proceeds from sale of assets	1,652	—	—
Cash (used in) provided by investing activities of discontinued operations	(14)	(2)	181

Net cash provided by (used in) investing activities	28,800	(24,346)	(13,982)

Cash flows from financing activities:
Increase in short-term borrowings	19,625	—	—
Repayments of outstanding notes	—	—	(6,076)
Repurchases of common stock	(50,540)	(6,459)	—
Proceeds from exercise of employee stock options and employee stock purchases	2,246	1,087	2,282
Excess tax benefits from share-based payment awards	418	—	—

Net cash (used in) financing activities	(28,251)	(5,372)	(3,794)

Effect of exchange rate changes on cash and cash equivalents	258	180	175

Net increase (decrease) in cash and cash equivalents	17,446	(1,653)	(73)
Decrease (increase) in cash and cash equivalents from discontinued operations	—	—	680
Cash and cash equivalents at beginning of period	11,465	13,118	12,511

Cash and cash equivalents at end of period	$28,911	$11,465	$13,118

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
	Outstanding		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at June 30, 2004	57,013	$57	$195,817	$(8)	$(30,377)	$165,489
Comprehensive income:
Net income					1,583	1,583
Unrealized gain on marketable securities				76		76
Foreign currency translation				126		126

Total comprehensive income						1,785

Exercise of options	776		1,792			1,792
Issuance of common stock under Employee Stock Purchase Plan	109		515			515
Issuance of common stock under 401(k) Plan	196		1,032			1,032
Income tax benefit on exercise of stock options			859			859
Issuance of common stock for acquisitions	3,525	4	22,125			22,129
Retirement of common stock surrendered in connection with sale of Japanese subsidiaries	(244)		(1,108)			(1,108)

Balance at June 30, 2005	61,375	61	221,032	194	(28,794)	192,493
Comprehensive income:
Net income					9,460	9,460
Unrealized gain on marketable securities				47		47
Foreign currency translation				356		356

Total comprehensive income						9,863

Issuance of restricted stock and exercise of options	356		542			542
Issuance of common stock under Employee Stock Purchase Plan	142		532			532
Issuance of common stock under 401(k) Plan	235		1,166			1,166
Stock-based compensation expense			3,141			3,141
Retirement of common stock repurchased through Share Repurchase Program	(1,275)		(6,459)			(6,459)

Balance at June 30, 2006	60,833	61	219,954	597	(19,334)	201,278
Comprehensive income:
Net income					9,076	9,076
Unrealized gain on marketable securities				90		90
Foreign currency translation				816		816

Total comprehensive income						9,982

Adjustment for initial implementation of SFAS No. 158				(23)		(23)
Issuance of restricted stock and exercise of options	678		1,638			1,638
Issuance of common stock under Employee Stock Purchase Plan	142		606			606
Issuance of common stock under 401(k) Plan	229		1,298			1,298
Income tax benefit on exercise of stock options			418			418
Stock-based compensation expense			3,787			3,787
Retirement of common stock repurchased through Share Repurchase Program	(9,048)	(8)	(50,532)			(50,540)

Balance at June 30, 2007	52,834	53	$177,169	$1,480	$(10,258)	$168,444

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2007, 2006 and 2005

(In thousands, except share and per share amounts)

1.	Description of Business

Harris Interactive Inc. (the “Company”) is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll, the Company is one of the world’s largest full service market research and consulting firms, and the global leader in conducting Internet-based survey research.

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

Reclassifications

It is the Company’s policy to reclassify amounts in prior years’ consolidated financial statements to conform to the current year’s presentation. For the fiscal year ended June 30, 2006, the Company reclassified stock-based compensation expense to allocate such expense between cost of services, sales and marketing and general and administrative expense in its consolidated statement of operations, in order to conform to the current year’s presentation. For the impact of this reclassification, see Note 13, “Stock-Based Compensation.”

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with a remaining maturity of three months or less at date of purchase.

Marketable Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities at June 30, 2007 and 2006. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses, as well as interest and dividends on available-for-sale securities, are included in interest and other income. The cost of securities sold is based on the specific identification method.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The collectibility of outstanding client invoices is continually assessed. The Company maintains an allowance for estimated losses resulting from the inability of clients to make required payments. In estimating the allowance, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a client’s ability to pay.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. An allowance for doubtful accounts is provided for in the consolidated financial statements and are monitored by management to ensure that they are consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large client base. For fiscal years 2007, 2006 and 2005, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill as of that date. SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. As the Company has one reportable segment, the entity-wide approach for assessing goodwill is utilized. Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. The Company performed the initial step by comparing the Company’s fair market value as determined by its publicly traded stock to the carrying amount of the reporting unit. Based upon its annual evaluations, the Company determined that the fair value of the reporting unit exceeded the carrying amount at June 30, 2007, 2006 and 2005, resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.

Prior to performing its annual impairment analysis for the fiscal year ended June 30, 2005, the Company recorded a $2,954 impairment charge during the third quarter of fiscal 2005 for the full amount of the goodwill attributable to HI Japan, the operations of which were classified as discontinued operations (see Note 5, “Discontinued Operations”).

Intangible and Other Long-Lived Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	2 to 9 years
Customer relationships	3 to 10 years
Trade names	0.5 to 20 years

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in SOP 98-1 are included in other assets in the consolidated balance sheet and amounted to $2,598 and $2,421 at June 30, 2007 and 2006, respectively. Amortization expense related to these costs amounted to $1,488, $1,251 and $1,118 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its financial instruments using quoted market prices wherever possible. The Company’s financial instruments principally consist of cash, marketable securities,

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value. The fair value of marketable securities is based on quoted market prices.

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

Revenue Recognition

The Company recognizes revenue from services on a proportional performance basis. In assessing contract performance, both input and output criteria are reviewed. Costs incurred are used as an objective input measure of performance. The primary input of all work performed under these arrangements is labor. As a result of the relationship between labor and cost, there is normally a direct relationship between the costs incurred and the proportion of the contract performed to date. Costs incurred as an initial proportion of expected total costs is used as an initial proportional performance measure. This indicative proportional performance measure is always subsequently validated against more subjective criteria (i.e. relevant output measures) such as the percentage of interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

Clients are obligated to pay based upon services performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as it becomes probable that such losses will occur. Invoices to clients in the ordinary course are generated based upon the achievement of specific events, as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Such events may not be directly related to the performance of services. Revenues earned on contracts in progress in excess of billings are classified as unbilled receivables. Amounts billed in excess of revenues earned are classified as deferred revenue.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

exist in such projects. The Company has reviewed the provisions of Issue No. 00-21 and determined that those provisions are consistent with the Company’s existing policies and therefore, the implementation of Issue No. 00-21 did not have a significant effect on the consolidated statements of operations for the fiscal years ended June 30, 2007, 2006 or 2005.

Cost of Services

The Company’s direct costs of providing services principally consist of project personnel, which relate to the labor costs directly associated with a project, panelist incentives, which represent cash and non-cash incentives awarded to individuals who complete surveys, data processing, which represents both the internal and out-sourced processing of survey data, and other direct costs related to survey production.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Such expenses amounted to $1,496, $1,476 and $1,917 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

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

See Note 13, “Stock-Based Compensation,” for further information on stock-based compensation.

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

Net Income per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts are computed based on the weighted-average number of shares of common stock outstanding during the year. Diluted net income per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options, net of average unrecognized stock-based compensation expense for stock options and restricted stock, and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

available-for-sale marketable securities and the foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Segment Reporting

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates a globally consistent business model, offering custom market research to its customers in the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. However, the Company maintains global leaders for the majority of its critical business processes, and the most significant performance evaluations and resources allocations made by the Company’s chief operating decision-maker are made on a global basis. Accordingly, the Company has concluded that it has one reportable segment.

Recent Accounting Pronouncements

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. Interpretation No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt Interpretation No. 48 on July 1, 2007 and does not expect that it will have a material impact on the Company’s consolidated financial statements.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies — (Continued)

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements were effective for the Company’s fiscal year ended June 30, 2007. SFAS No. 158 did not have a material impact on the Company’s consolidated financial statements.

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

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on the Company’s consolidated financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted SAB No. 108 on June 30, 2007. There was no impact on the Company’s consolidated financial statements upon adoption.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

3.	Business Combinations

MediaTransfer

Effective on April 1, 2007, pursuant to a Share Sale and Purchase Agreement dated March 30, 2007 (the “Purchase Agreement”) by and among the Company, its wholly-owned subsidiary, Harris Interactive International Inc. (“HII”), and the stockholders of MediaTransfer AG Netresearch & Consulting (“MediaTransfer”), a German stock corporation (such stockholders, collectively, the “MT Sellers”), HII purchased 100% of the outstanding shares of MediaTransfer (the “MT Shares”).

The Company believes that this acquisition will allow it to expand its access into the European research market and enable it to better serve its multinational clients. MediaTransfer has extensive experience and deep expertise in the Consumer Packaged Goods (“CPG”) industry, including the application of proprietary technology that creates virtual retail shopping simulations to test package design, shelf placement configurations, pricing etc. In addition to its CPG practice, MediaTransfer has expertise in telecom, financial services and pharmaceutical research.

The aggregate purchase price for the MT Shares was € 9,000 ($12,042, based on the March 30, 2007 Euro to U.S. Dollar conversion rate), of which € 8,100 was paid to the MT Sellers in cash at closing, and the remaining € 900 was placed in escrow. The purchase price was subject to adjustment in accordance with a formula set forth in the Purchase Agreement if the net working capital of MediaTransfer at closing, as finally determined post-closing, exceeded or fell below certain specified amounts as of the closing date. No actual adjustment was required. The escrowed amount secures representations and covenants of the MT Sellers contained in the Purchase Agreement and, absent claims by HII, will be released to the MT Sellers in stages through August 31, 2008. Total transaction costs amounted to $238.

This acquisition was accounted for under the purchase method in accordance with SFAS No. 141 and was included in the Company’s financial statements commencing on April 1, 2007. The Company recorded $8,391 in goodwill, $1,570 in intangible assets and a deferred tax liability of $628 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, Internet panel, trade names and covenants not to compete with assigned values of $1,200, $341, $18 and $11, respectively, and useful lives (in years) of 6, 2, 0.5 and 2, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

3.	Business Combinations — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$4,066
Property, plant and equipment, net	204
Goodwill	8,391
Intangible assets	1,570
Other long-term assets	145
Deferred tax assets	223

Total assets acquired	14,599

Current liabilities	(1,691)
Deferred tax liability	(628)

Total liabilities assumed	(2,319)

Net assets acquired	$12,280

MediaTransfer, whose fiscal year prior to the acquisition was the calendar year, was a private organization prior to the acquisition. Therefore, the Company does not have audited financial statements that are presented in accordance with accounting principles generally accepted in the United States of America to provide relevant pro-forma financial results for the fiscal years ended June 30, 2007, 2006 and 2005, and no such results are reported.

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

The Company and Wirthlin were engaged in complementary businesses in the market research and polling industry. This acquisition created opportunities for revenue growth, cost savings and other synergies, including the ability to cross-sell to one another’s clients, offer more comprehensive and diverse services and use a combined worldwide network. This acquisition also provided the opportunity to convert Wirthlin’s traditional-based clients to the Internet. Additionally, this acquisition assisted in the Company’s expansion in a number of different service areas including Brand and Strategic Consulting, Government and Policy, Financial Services and Consumer Packaged Goods.

Taking into account closing balance sheet adjustments made during the second quarter of fiscal 2005, pursuant to the terms of the Merger Agreement, the aggregate purchase price was $44,175 including the purchase price consisting of cash and shares of the Company’s common stock and cash paid for covenants not to compete and transaction costs. The cash portion of the purchase price amounted to $21,455, $5,000 of which the Company was required to deposit in escrow to be released to Wirthlin stockholders to the extent not used to pay certain claims within certain time periods described in the Merger Agreement. The entire balance was distributed as described in the Escrow

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

3.	Business Combinations — (Continued)

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

Prior to the Company’s acquisition of Wirthlin, Wirthlin entered into agreements with certain former holders of stock in a Wirthlin U.K. subsidiary pursuant to which they could receive up to $206 in contingent consideration for achieving established revenue targets for each of the three years ended September 30, 2005, 2006 and 2007. The contingent payment related to the year ended September 30, 2005 was previously recorded as a goodwill adjustment during the fourth quarter of the prior fiscal year. During the fourth quarter of fiscal 2006, it became probable that the contingent payment related to year two would be made and thus, goodwill was adjusted accordingly (see Note 8, “Goodwill”). As of June 30, 2007, it is not probable that the payment related to year three of the agreement will be made.

4.	Restructuring Charges

Fiscal 2007

During the fourth quarter of fiscal 2007, the Company recorded $337 in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

4.	Restructuring Charges — (Continued)

alignment of its cost structure with the operational needs of the business. The Company negotiated an amendment to the lease agreement for its Reston, Virginia office, which resulted in a reduction of the square footage of rented space at that office by 5,192 square feet, located on the first floor, in exchange for a payment of $230 to the landlord, and contingent upon the landlord entering into a lease for the aforementioned first floor space, which subsequently occurred in June 2007. As a result of the amendment, the Company’s lease obligation over the remaining term of the lease will be reduced by approximately $500 from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $300 over the remaining lease term.

The Company also reduced the staff of its U.S. operations by 6 full-time equivalents and incurred $107 in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007.

The following table summarizes activity with respect to the restructuring charges for the fiscal 2007 plan during the fiscal year ended June 30, 2007:

		Lease
	Severance	Commitments	Total

Net charge during fiscal 2007	$107	$230	$337
Cash payments during fiscal 2007	(45)	(230)	(275)

Remaining reserve at June 30, 2007	$62	$—	$62

All actions in the plan were completed by June 30, 2007. Cash payments in connection with the plan will be completed by December 2007.

Fiscal 2006

During the fourth quarter of fiscal 2006, the Company recorded $250 in restructuring charges directly related to certain actions designed to align the cost structure of its U.K. operations with the operational needs of that business. Management developed a formal plan that included the closure of two facilities in Macclesfield and Stockport and consolidation of those operations into the Company’s Hazel Grove location. This facilities consolidation was completed by June 30, 2006 at a cost of $59, the majority of which represented cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, the Company classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On December 29, 2006, the Company completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1,273, which resulted in a gain of $410. The gain is recorded under “Gain on sale of assets” in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2007.

In connection with the facilities consolidation discussed above, the Company reduced the staff of the affected operations by 15 full-time equivalents and as a result, incurred $191 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.

The restructuring charges described above are recorded under “Restructuring charges” in the Company’s consolidated statement of operations. The following table summarizes activity with respect

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

4.	Restructuring Charges — (Continued)

to the restructuring charges for the fiscal 2006 plan during the fiscal years ended June 30, 2007 and 2006:

		Lease
	Severance	Commitments	Total

Net charge during fiscal 2006	$191	$59	$250
Cash payments during fiscal 2006	(101)	—	(101)

Remaining reserve at June 30, 2006	$90	$59	$149

Cash payments during fiscal 2007	(90)	(34)	(124)

Remaining reserve at June 30, 2007	$—	$25	$25

All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan will be completed no later than August 2007.

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

The restructuring charges described above are recorded under “Restructuring charges” in the Company’s statement of operations. The following table summarizes activity with respect to the restructuring charges for the fiscal 2005 plan during the fiscal years ended June 30, 2006 and 2005:

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

4.	Restructuring Charges — (Continued)

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

Rent and Recruit

During the fourth quarter of fiscal 2007, the Company committed to a plan to sell its Rent and Recruit business (“Rent and Recruit”). Based upon the Company’s review and assessment of Rent and Recruit’s net assets, the book values of its remaining net assets approximated their estimated fair value.

The Company classified Rent and Recruit as a discontinued operation, consistent with the provisions of SFAS No. 144. At June 30, 2007, the Company was in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. On August 23, 2007, the sale of Rent and Recruit was completed.

The results of operations, net of taxes, and the carrying value of the assets and liabilities of Rent and Recruit are reflected in the accompanying consolidated financial statements as discontinued operations, assets held for sale and liabilities held for sale, respectively. All prior periods presented were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

The revenues and income attributable to Rent and Recruit and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2007	2006	2005

Revenues	$3,546	$3,827	$3,330
Income from discontinued operations, net of tax	122	260	194

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

5.	Discontinued Operations — (Continued)

The following assets and liabilities of Rent and Recruit to be sold are reported as assets and liabilities held for sale in the accompanying consolidated balance sheets for the fiscal years ended June 30:

	2007	2006

Accounts receivable	$535	$915
Unbilled receivables	28	125
Prepaid expenses and other current assets	17	140
Property, plant and equipment, net	50	62
Goodwill	396	396
Deferred tax assets	48	59

Assets held for sale	$1,074	$1,697

Accounts payable	$(212)	$(221)
Accrued expenses	(57)	(55)
Deferred revenue	(61)	(69)

Liabilities held for sale	$(330)	$(345)

Japanese Operations

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

On May 19, 2005, the Company sold HI Japan to Mr. Minoru Aoo, HI Japan’s former president, for an aggregate purchase price consisting of a cash payment to the Company of $768 and Mr. Aoo’s surrender to the Company of 243,811 shares of the Company’s common stock with an estimated fair value of $1,108, based on the average closing price of the Company’s common stock for the three day period ending May 21, 2005. All of the shares were subsequently retired by the Company. The final loss on disposal as a result of the sale was $2,684 and resulted in a capital loss for tax purposes of $3,305. The Company did not realize an income tax benefit as a result of the loss on disposal, as the loss was a capital loss, and the Company had no significant capital gains against which the capital loss could have been offset. At the time, the Company recorded a full valuation allowance against the related deferred tax asset, as more fully described in Note 15, “Income Taxes”.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

5.	Discontinued Operations — (Continued)

reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

The revenues and income (loss) attributable to HI Japan and reported in discontinued operations were as follows for the fiscal year ended June 30:

2005

Revenues	$4,938
Income (loss) from discontinued operations (excluding loss on disposal of $2,684 in 2005)	(271)

6.	Marketable Securities

At June 30, marketable securities consisted of the following:

	2007		2006
	Cost	Fair Value	Cost	Fair Value

Type of issue:
Auction rate securities	$3,000	$3,000	$28,800	$28,800
Corporate bonds	920	919	11,269	11,219
Government securities	500	499	5,156	5,126

Total available-for-sale securities	$4,420	$4,418	$45,225	$45,145

Gross unrealized gains and losses on available-for-sale securities at June 30, 2007 were $0 and $1, respectively. Gross unrealized gains and losses on available-for-sale securities at June 30, 2006 were $0 and $80, respectively.

The cost and fair value of available-for-sale securities at June 30, by contractual maturity, were as follows:

	2007		2006
	Cost	Fair Value	Cost	Fair Value

Maturity date:
Due in one year or less	$1,420	$1,418	$42,313	$42,263
Due after one year through three years	—	—	2,912	2,882
Due after greater than three years	3,000	3,000	—	—

Total available-for-sale securities	$4,420	$4,418	$45,225	$45,145

There were no realized gains or losses from sales of available-for-sale securities during the fiscal years ended June 30, 2007 and 2006.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

7.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2007	2006

Furniture and fixtures	$5,466	$4,990
Equipment	28,494	26,289
Leasehold improvements	8,870	8,219

	42,830	39,498
Accumulated depreciation	(32,928)	(29,801)

	$9,902	$9,697

Depreciation expense on property, plant and equipment amounted to $3,966, $4,217 and $4,570 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

8.	Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2005, 2006 and 2007 were as follows:

Balance at June 30, 2004	$63,906
Acquisition of Wirthlin Worldwide, Inc. during the quarter ended September 30, 2004 (Note 3)	37,164
Cumulative purchase accounting adjustments in connection with the acquisition of Wirthlin (Note 3)	2,625
Impairment of goodwill attributable to Japanese subsidiaries (Note 5)	(2,954)
First installment of Novatris contingent consideration — net profit target	546

Balance at June 30, 2005	$101,287

First quarter Wirthlin goodwill adjustment	(47)
Second installment of Novatris contingent consideration — net profit target	534
Novatris contingent consideration — panel growth target	1,640
Second installment of Wirthlin contingent consideration (Note 3)	40

Balance at June 30, 2006	$103,454

Acquisition of MediaTransfer AG during the quarter ended June 30, 2007 (Note 3)	8,391
Goodwill attributable to Rent and Recruit business (Note 5)	(396)
Prior period purchase accounting adjustment of deferred taxes	105

Balance at June 30, 2007	$111,554

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

9.	Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets Contract-based intangibles	$1,761	$1,751	$10	$1,750	$1,708	$42
Internet respondent database	2,341	783	1,558	2,000	519	1,481
Customer relationships	8,430	2,271	6,159	7,230	1,468	5,762
Trade names	5,033	972	4,061	5,015	652	4,363

Total	$17,565	$5,777	$11,788	$15,995	$4,347	$11,648

	For the Fiscal Years Ended
	June 30,
	2007	2006	2005

Aggregate amortization expense:
For the fiscal year ended	$1,430	$1,742	$1,660

Estimated amortization expense for the fiscal years ending June 30,:
2008	$1,592

2009	$1,539

2010	$1,396

2011	$1,374

2012	$1,374

10.	Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2007	2006

HIpoints accrual	$4,305	$3,470
Bonuses	3,353	4,761
Payroll and withholding expenses	2,688	3,043
Accrued vacation	1,544	1,390
Other	10,308	8,854

	$22,198	$21,518

“Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

11.	Line and Letters of Credit

On August 15, 2006, the Company entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank N.A. (the “Bank”) for a line of credit which enabled it to borrow up to a maximum of $15,000 at any one time outstanding through May 31, 2007 (the “Credit Facility”). Borrowings under the Credit Facility were repayable as set forth in a Line of Credit Note (the “Note”) executed concurrently with the Agreement. Under the Agreement, the Bank agreed to issue letters of credit under the line of credit at the Company’s request in an aggregate amount not to exceed the amount of the Credit Facility. Availability under the line of credit is reduced by the face amount of outstanding letters of credit. Upon termination of the line of credit, the Company must cash collateralize outstanding letters of credit. The Company entered into amendments to the Agreement and Note on April 3, 2007 that increased the Credit Facility from $15,000 to $25,000 and extended the maturity date of the Note from May 31, 2007 to April 1, 2008. The Credit Agreement and Note were further amended on July 23, 2007 to increase the Credit Facility to $37,000.

The Note, as amended, bears interest at either the Prime Rate, LIBOR plus 75 basis points or the Federal Funds rate plus 75 basis points, based upon instructions provided by the Company as to whether advances are Prime Rate, LIBOR or Federal Funds Rate advances. Accrued interest is payable monthly, or in the case of LIBOR rate loans, at the end of LIBOR rate periods but at least every three months, and all accrued interest and outstanding principal is payable in full on April 1, 2008.

The Credit Facility contains affirmative covenants that require the Company to maintain insurance, maintain its existence, provide financial information to the Bank, and provide the Bank with notice of material claims against the Company and defaults under the Credit Facility. It also contains covenants that, among other things, limit the Company’s ability to change the nature of our business, cease operations, merge, acquire or consolidate with any other entity (unless the Company is the surviving entity in such a merger, acquisition or consolidation), change its name, or sell a material part of our assets outside of the ordinary course of business, which sale would have a material adverse effect on it. The Company also agrees not to grant security interests in its accounts, its payment intangibles and its general intangibles relating to the payment of money.

12.	Stockholders’ Equity

Common Stock

In fiscal 2000, the Company amended its Certificate of Incorporation to increase the number of shares of its authorized common stock to 100,000,000 shares. At June 30, 2007, 2006 and 2005, the Company had no outstanding stock warrants.

Share Repurchase Program

In May 2006, the Company’s Board of Directors (the “Board”) authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25,000 could be used by the Company, in the discretion of its Board of Directors from time to time, to acquire the Company’s common stock during the twelve months following the date the program was authorized. On January 31, 2007, the Board approved expanding the capacity of the Repurchase Program by $30,000 and extending its duration through December 31, 2007. On May 2, 2007, the Board further expanded the capacity of the Repurchase Program by $25,000. The expiration date of the Repurchase

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

12.	Stockholders’ Equity — (Continued)

Program remains December 31, 2007. Purchases may be made in the open market or in any private transaction, in accordance with applicable laws, rules, and regulations.

Under the Repurchase Program, the Company repurchased 9,048,570 shares of its common stock at an average price per share of $5.59 for an aggregate purchase price of $50,540, during the fiscal year ended June 30, 2007. Since the Repurchase Program’s inception, the Company has repurchased 10,323,970 shares of its common stock at an average price per share of $5.52 for an aggregate purchase price of $57,000. All repurchased shares were subsequently retired.

At June 30, 2007, the Repurchase Program had $23,000 in remaining capacity.

Decisions under the Repurchase Program on amounts of repurchases and their timing have been and will continue to be based on factors such as the stock price and availability, as well as general Company, economic and market conditions. The Company has made and may make broker, open market and privately negotiated block purchases from time to time.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

12.	Stockholders’ Equity — (Continued)

adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the surviving entity’s common stock.

The Rights are not exercisable until a Distribution Date occurs and will expire on March 11, 2015, unless earlier redeemed by the Company in accordance with the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including without limitation the right to vote or receive dividends. The Rights Agreement will be reviewed and evaluated at least once every three years by a “TIDES Committee” of independent directors. During fiscal 2007, the TIDES Committee reviewed the Rights Agreement and recommended no changes to it.

13.	Stock-Based Compensation

As discussed in Note 2, the Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach. Prior to July 1, 2005, the Company accounted for stock-based awards in accordance with APB Opinion No. 25.

For the fiscal years ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (“Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the ESPP of $3,787 and $3,141, respectively. The Company’s expensing of stock-based compensation decreased both its basic and diluted net income per share by $0.07 and $0.05 for the fiscal years ended June 30, 2007 and 2006, respectively. Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2007 and 2006.

Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options, restricted stock or shares issued under the Company’s ESPP. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure for the fiscal year ended June 30:

2005

Net income, as reported	$1,583
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of related tax effect	1,490

Pro-forma net income	$93

Basic net income per share:
As reported	$0.03

Pro-forma	$0.00

Diluted net income per share:
As reported	$0.03

Pro-forma	$0.00

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

13.	Stock-Based Compensation — (Continued)

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2007	2006

Cost of services	$97	$95
Sales and marketing	195	204
General and administrative	3,495	2,842

	$3,787	$3,141

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

Long-Term Incentive Plan

The Company maintains the Incentive Plan, a nonqualified and incentive stock option and stock awards plan that enables key employees and directors of the Company to purchase and receive shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years for employees and three years for directors, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. In addition, the Incentive Plan also allows for the issuance of restricted stock awards, which the Company began issuing in fiscal 2006. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and any unvested portion forfeits upon termination of employment or service as a director. The Company has registered a total of 7,250,000 shares of common stock for issuance under the Incentive Plan. 851,774 shares were unissued and available for grant at June 30, 2007 under the Incentive Plan.

Options Issued Outside the Incentive Plan

During fiscal 2006, the Company registered an additional 350,000 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the hiring of its current Chief Financial Officer.

During fiscal 2005, the Company registered an additional 235,000 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the hiring of its former Chief Financial Officer.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

13.	Stock-Based Compensation — (Continued)

Investor Stock Options

At June 30, 2007 and 2006, the Company had outstanding investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris in March 2004. Investor options are not included as options under the Company’s Incentive Plan.

Summary of Options and Restricted Stock Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the fiscal years ended June 30:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at July 1	6,150,034	$5.41	5,928,222	$6.14	4,128,702	$5.38
Granted	652,500	5.54	851,333	4.99	3,565,300	5.68
Forfeited	(751,591)	7.31	(414,200)	6.73	(989,790)	8.36
Exercised	(474,570)	3.46	(215,321)	2.53	(775,990)	2.31

Options outstanding at June 30	5,576,373	$5.34	6,150,034	$5.41	5,928,222	$6.14

The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $1,107, $551 and $3,646, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2007	2006	2005

Risk-free interest rate	4.6%	4.6%	3.4%
Weighted-average expected life (in years)	6.3	6.3	4.0
Volatility factor	63%	80%	48%
Dividend yield	—	—	—
Weighted-average fair value	$3.50	$3.63	$2.32

Cash received from the exercise of employee stock options was $1,640, $545 and $1,792 respectively, for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

13.	Stock-Based Compensation — (Continued)

The following table summarizes stock options under the Company’s stock option plans at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
	Number	Average	Weighted-			Average	Weighted
	Outstanding	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	at June 30,	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	2007	Life (In Years)	Price	Value	Options	Life (In Years)	Price	Value

$ 0.47 – 0.47	116,000	0.3	$0.47		116,000	0.3	$0.47
1.26 – 2.42	480,958	4.7	2.25		480,958	4.7	2.25
3.00 – 4.98	1,588,844	6.9	4.28		900,005	6.0	4.16
5.00 – 6.38	1,969,571	8.5	5.56		716,373	7.7	5.68
6.56 – 8.96	1,369,887	6.8	7.39		1,098,880	6.7	7.47
11.00	140,000	2.7	11.00		140,000	2.7	11.00

	5,665,260	7.0	$5.39	$947	3,452,216	6.1	$5.42	$493

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the fiscal years ended June 30:

	2007		2006
		Weighted		Weighted
		Average		Average
		Fair Value at		Fair Value at
	Shares	Date of Grant	Shares	Date of Grant

Restricted shares outstanding at July 1	116,333	$5.05	—	$—
Granted	209,135	6.00	140,500	5.07
Forfeited	(5,028)	6.53	—	—
Vested	(119,818)	5.67	(24,167)	5.15

Restricted shares outstanding at June 30	200,622	$5.63	116,333	$5.05

At June 30, 2007, unamortized stock-based compensation expense for stock options and restricted stock awards issued and outstanding at June 30, 2007 will be recognized during the fiscal years ending June 30 as follows:

		Restricted
	Stock	Stock
	Options	Awards	Total

2008	$2,756	$416	$3,172
2009	2,054	265	2,319
2010	1,017	259	1,276
2011	427	166	593

Total	$6,254	$1,106	$7,360

Weighted-average vesting period (in years)	3.0	3.6	3.1

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

13.	Stock-Based Compensation — (Continued)

Employee Stock Purchase Plan

The Company registered 500,000 shares of common stock in March 2000, and an additional 500,000 shares in November 2004, for issuance under the Company’s 1999 ESPP. The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPP, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2007, 2006 and 2005, employees purchased 142,310, 142,126 and 108,690 shares of common stock through the ESPP, respectively.

The ESPP is considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July and January ESPP offerings is included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2007 and 2006.

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

The following weighted-average assumptions were used to value ESPP rights for the July and January offerings for the fiscal years ended June 30:

	2007	2006

Risk-free interest rate	5.0%	3.9%
Weighted-average expected life (in years)	0.5	0.5
Volatility factor	40%	51%
Dividend yield	—	—
Weighted-average fair value	$1.37	$1.32

14.	401(k) Plan

The Company established a 401(k) Plan (the “Plan”) effective January 1, 1995. Eligible employees may begin to participate in the Plan the first of the month following their date of hire, but are not eligible to receive employer matching contributions, if any, until the first of the calendar quarter following one anniversary year of service during which they have worked at least 1,000 hours.

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary and are generally made in the form of Company stock. Non-cash matching contribution expense incurred by the Company during the fiscal years ended June 30, 2007, 2006 and 2005 was $1,298, $1,166 and $1,032, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

15.	Income Taxes

For the fiscal years ended June 30, the U.S. and Foreign components of income (loss) from continuing operations before income taxes were as follows:

	2007	2006	2005

U.S.	$11,410	$15,065	$9,940
Foreign	2,863	340	(618)

	$14,273	$15,405	$9,322

For the fiscal years ended June 30, the provision (benefit) for income taxes for continuing operations consisted of the following:

	2007	2006	2005

Current:
Federal	$1,273	$279	$136
State	802	402	290
Foreign	583	306	—

	$2,658	$987	$426
Deferred:
Federal	$2,459	$6,225	$3,371
State	156	(235)	1,291
Foreign	46	(772)	(110)

	$2,661	$5,218	$4,552

	$5,319	$6,205	$4,978

The provision for income taxes for continuing operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	2007	2006	2005

Provision at federal statutory rate	$4,996	$5,392	$3,263
State income tax provision net of federal effect	817	921	1,478
Unremitted earnings and rate differential of foreign subsidiaries	(275)	221	106
Stock-based compensation	386	539	—
Valuation allowance reversal	(998)	(1,036)	—
Other	393	168	131

	$5,319	$6,205	$4,978

The state income tax provision for fiscal 2005 includes the effects of a change in estimate associated with state tax apportionment factors, partially attributable to the Company’s acquisition of Wirthlin during fiscal 2005, as more fully described in Note 3, “Business Combinations.”

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

15.	Income Taxes — (Continued)

At June 30, deferred tax assets (liabilities) consisted of the following:

	2007	2006

Operating loss carryforwards	$14,059	$17,877
Internet database development expenses	1,133	1,243
Stock-based compensation	1,338	784
HIpoints accrual	1,724	1,392
Capital loss carryforward	835	1,326
Minimum tax credits	11	771
Property, plant and equipment	760	422
Accrued expenses	204	354
Other	584	441

Gross deferred tax assets	20,648	24,610
Valuation allowance	(796)	(1,794)

	19,852	22,816
Goodwill	(1,561)	(1,304)
Other intangibles	(1,768)	(1,773)

Gross deferred tax liabilities	(3,329)	(3,077)

Net deferred tax assets	$16,523	$19,739

As of June 30, 2007, the Company has federal and various state net operating loss carryforwards of approximately $35,398 that will begin to expire in 2020.

Under existing Federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2007, of the Company’s total federal operating loss carryover, approximately $5,097 is subject to an annual limitation under Internal Revenue Code Section 382.

Harris Interactive Europe, the Company’s wholly owned subsidiary, had operating loss carryforwards in the United Kingdom of approximately $2,016, all of which have no expiration. A valuation allowance of approximately $605 was recorded against the portion of the deferred tax asset related to the United Kingdom operating loss carryforwards for which management believes that it is not more likely than not that the related deferred tax asset will be realized. In accordance with SFAS No. 109, to the extent acquired tax benefits (such as operating loss carryforwards) are not recognized at the acquisition date, the subsequent recognition of those benefits are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Acquired tax benefits of $670 associated with operating loss carryforwards of Wirthlin and Telegen have not yet been recognized.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

15.	Income Taxes — (Continued)

$655 and $229 were reversed in the fourth quarter of fiscal 2007 and 2006, respectively, as a result of utilization and tax planning measures taken at that time. A valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised. The remaining capital loss at June 30, 2007 is $2,386.

Deferred tax assets have been recognized to the extent management believes it is more likely than not that the asset will be realized. Changes in facts, circumstances and projections may have an effect on the amount of the asset recognized in future periods.

Undistributed earnings of foreign subsidiaries of $2,703 at June 30, 2007 are considered to be permanently reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. If such earnings were remitted to the U.S., the Company may be subject to U.S. income taxes and foreign withholding taxes, net of allowable foreign tax credits.

16.	Net Income per Share

The following table presents the shares used in computing basic and diluted net income per share for the fiscal years ended June 30, 2007, 2006 and 2005. Unvested restricted stock and unexercised stock options to purchase 2,500,831, 3,660,271 and 2,834,919 shares of the Company’s common stock for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, at weighted-average prices per share of $7.02, $6.83 and $8.08, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock for fiscal 2007, 2006 and 2005, respectively.

	For the Years Ended June 30,
	2007	2006	2005

Weighted-average outstanding common shares for basic net income per share	56,133,355	61,511,031	60,264,152
Dilutive effect of outstanding stock options and restricted stock	264,245	174,746	973,912

Shares for diluted net income per share	56,397,600	61,685,777	61,238,064

The following table sets forth the computation of basic and diluted net income per share for the fiscal years ended June 30:

	2007	2006	2005

Numerator:
Net income	$9,076	$9,460	$1,583

Denominator for basic net income per share — weighted-average shares	56,133,355	61,511,031	60,264,152

Basic net income per share	$0.16	$0.15	$0.03

Denominator for diluted net income per share — weighted-average shares	56,397,600	61,685,777	61,238,064

Diluted net income per share	$0.16	$0.15	$0.03

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

17.	Enterprise-Wide Disclosures

The Company is comprised principally of operations in the United States and Europe, and to a more limited extent, Asia. Non-U.S. market research is comprised principally of operations in the United Kingdom, Germany and France, and to a more limited extent, Hong Kong and China. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation. All information has been revised as applicable to reflect results from continuing operations only and therefore excludes the results of the Company’s discontinued operations (see Note 5, “Discontinued Operations”).

The Company’s business model for offering custom market research is consistent across the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. However, the Company maintains global leaders for the majority of its critical business processes, and the most significant performance evaluations and resources allocations made by the Company’s chief operating decision-maker are made on a global basis. Accordingly, the Company has concluded that it has one reportable segment.

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	U.S.	Europe	Asia	Total

2007:
Revenue from services	$159,843	$51,960	$—	$211,803
Operating income (loss)	9,802	2,734	(219)	12,317
Long-lived assets	7,298	2,604	—	9,902
Deferred tax assets	16,815	(541)	249	16,523
2006:
Revenue from services	$166,228	$45,956	$—	$212,184
Operating income (loss)	13,837	293	(239)	13,891
Long-lived assets	7,691	2,005	1	9,697
Deferred tax assets	19,682	(105)	162	19,739
2005:
Revenue from services	$146,589	$46,523	$523	$193,635
Operating income (loss)	9,530	(636)	(164)	8,730
Long-lived assets	9,302	2,399	4	11,705
Deferred tax assets	25,758	(877)	66	24,947

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

18.	Commitments and Contingencies

The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 20, “Related Party Transactions”. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases at June 30, 2007 are as follows:

Fiscal Years Ending June 30:

2008	$5,558
2009	4,843
2010	4,453
2011	2,624
2012	1,915
2013 and thereafter	4,294

Total rental expense for operating leases during the fiscal years ended June 30, 2007, 2006 and 2005 was $7,536, $7,439 and $7,416, respectively.

19.	Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations. At June 30, 2007 and through the date of the filing of this report on Form 10-K, the Company has no threatened or pending legal actions or proceedings to report.

20.	Related Party Transactions

Pursuant to the Agreement and Plan of Merger dated September 8, 2004 among the Company, Capital Merger Sub, LLC, and the stockholders of Wirthlin Worldwide, Inc. (“Wirthlin”), Wirthlin became a wholly owned subsidiary of the Company and Dr. Richard B. Wirthlin was elected to the Company’s Board. Dr. Wirthlin resigned from the Board on January 31, 2007.

Dr. Wirthlin is a member in Richard B. Wirthlin Family LLC (the “Wirthlin LLC”), in which he holds a 34.3% direct interest and 100% beneficial interest. The Wirthlin LLC is the landlord under a Lease Agreement with Wirthlin, dated April 23, 2002 (the “Wirthlin LLC Lease”), as amended pursuant to a First Amendment dated May 10, 2007 (the “Amendment”), covering facilities used by Wirthlin located at 1920 Association Drive, Reston, Virginia. Under the terms of the Wirthlin LLC Lease, Wirthlin paid base rent in the amount of $47 per month between July 1, 2006 and May 31, 2007, for an aggregate of $518. The Amendment provided for a reduction in the square footage of rented space by 5,192 square feet, a payment on June 1, 2007 of $230 by Wirthlin to the Wirthlin LLC, and a reduction in base rental payments over the remaining lease term. Pursuant to the Amendment, for the period between June 1, 2007 and April 30, 2010, the aggregate base rent under the Wirthlin LLC Lease is $1,229, payable monthly. In addition to base rent, during the entire term of the Wirthlin LLC Lease Wirthlin is obligated to reimburse Wirthlin LLC for increases in operating expenses for the premises over the amount of such expenses in calendar 2002, which increased amount resulted in a payment

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

20.	Related Party Transactions — (Continued)

of $45 for the period July 1, 2006 through June 30, 2007. For the period July 1, 2006 through the end of the lease term on April 30, 2010, Wirthlin’s obligation under the Wirthlin LLC Lease, including base rentals, the one-time payment with respect to the Amendment, and increased operating expense payments (assuming no further increase after June 30, 2007) totals an aggregate of $2,151. Dr. Wirthlin has a beneficial interest in 100% of the payments under the Wirthlin LLC Lease.

WB&H Investments, in which the Wirthlin LLC holds an 88.4% interest, is the landlord under a Lease Agreement between that entity and Wirthlin, dated September 15, 1985, and amended as of August 23, 2005 (the “WB&H Lease”), covering facilities used by Wirthlin located at 1998 Columbia Lane, Orem, Utah. Under the original terms of the WB&H Lease, Wirthlin was obligated to pay base rent in the amount of $12 per month, subject to annual adjustment based upon 60% of annual increases in the consumer price index, so that for the period from July 1, 2006 through August 31, 2006, Wirthlin paid base rent of $13 per month and for the period September 1, 2006 through June 30, 2007 Wirthlin paid base rent of $11 per month. In addition, Wirthlin is responsible for payment of its proportionate share of annual operating expenses, for the premises in which the space covered by the WB&H Lease is located, in excess of $2.56 per square usable foot, and Wirthlin’s share equaled $16 between July 1, 2006 and June 30, 2007. For the period from July 1, 2006 through the end of the term of the WB&H Lease on August 31, 2008, Wirthlin’s obligation under the WB&H Lease totals $331, including the aggregate of base rent payments and operating expense payments, which amount will increase on January 1, 2008 based upon any increases in the consumer price index and operating expenses, and Dr. Wirthlin’s beneficial interest is $292.

On July 5, 2006, Dr. Wirthlin sold 400,000 shares of the Company’s common stock in a privately-negotiated sale with the Company through its share repurchase program. The shares were held indirectly through the Wirthlin Family Trust, over which Dr. Wirthlin has sole voting and investment power, and were sold to the Company at a per share price of $5.54. The per share price was based upon the discounted average per share price of the Company’s common stock at market close for the five trading days ended July 5, 2006. The aggregate purchase price received by Dr. Wirthlin was $2,216.

21.	Supplemental Cash Flow Information

Cash paid (received) during the fiscal years ended June 30 for interest and taxes was as follows:

	2007	2006	2005

Interest	$(2,057)	$(1,571)	$(423)

Taxes	$3,153	$1,229	$389

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

22.	Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statement of operations data for the fiscal years ended June 30, 2007 and 2006 and reflects the classification of the Company’s Rent and Recruit business as a discontinued operation. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2005	2005	2006	2006	2006	2006	2007	2007
	(In thousands, except per share data)

Revenue from services	$48,169	$53,820	$51,428	$58,767	$47,213	$55,735	$51,748	$57,107
Cost of services	22,912	26,463	23,770	28,988	22,477	26,616	26,132	28,048

Gross profit	25,257	27,357	27,658	29,779	24,736	29,119	25,616	29,059
Operating expenses:
Sales and marketing	4,956	4,964	5,168	5,452	4,659	5,316	5,642	5,534
General and administrative	16,435	16,724	16,702	18,297	17,335	16,917	16,945	17,533
Depreciation and amortization	1,910	1,799	1,720	1,782	1,710	1,606	1,604	1,864
Gain on sale of assets	—	—	—	—	—	(410)	—	(378)
Restructuring charges	—	—	—	250	—	—	—	337

Total operating expenses	23,301	23,487	23,590	25,781	23,704	23,429	24,191	24,890

Operating income	1,956	3,870	4,068	3,998	1,032	5,690	1,425	4,169
Interest and other income	202	266	396	669	578	615	580	477
Interest expense	(5)	(6)	(6)	(3)	—	(5)	(5)	(284)

Income from continuing operations before income taxes	2,153	4,130	4,458	4,664	1,610	6,300	2,000	4,362
Provision for income taxes	957	1,833	1,948	1,467	673	2,719	879	1,048

Income from continuing operations	1,196	2,297	2,510	3,197	937	3,581	1,121	3,314
Income (loss) from discontinued operations	44	53	25	136	(5)	43	35	49

Net income	$1,240	$2,350	$2,535	$3,333	$932	$3,624	$1,156	$3,363

Basic net income (loss) per share*:
Continuing operations	$0.02	$0.04	$0.04	$0.05	$0.02	$0.06	$0.02	$0.06
Discontinued operations	0.00	0.00	0.00	0.00	(0.00)	0.00	0.00	0.00

Basic net income per share	$0.02	$0.04	$0.04	$0.05	$0.02	$0.06	$0.02	$0.06

Diluted net income (loss) per share*:
Continuing operations	$0.02	$0.04	$0.04	$0.05	$0.02	$0.06	$0.02	$0.06
Discontinued operations	0.00	0.00	0.00	0.00	(0.00)	0.00	0.00	0.00

Diluted net income per share	$0.02	$0.04	$0.04	$0.05	$0.02	$0.06	$0.02	$0.06

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

23.	Subsequent Events

Decima Research Acquisition

Effective on August 16, 2007, the Company, 2144798 Ontario Inc. (the Company’s wholly-owned, indirect subsidiary, “Canco”), a corporation incorporated under the laws of the Province of Ontario, Canada, and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) (such stockholders, collectively, the “Decima Sellers”) entered into a Share Purchase Agreement dated August 16, 2007 (the “Decima Purchase Agreement”) pursuant to which Canco purchased 100% of the outstanding shares (the “Decima Shares”) of Decima.

The Decima Purchase Agreement provided for an aggregate up-front purchase price for the Decima Shares of CAD$22,400 (approximately US$21,300, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate), less the amount of Decima interest bearing debt at the time of closing (“Closing Debt”), and subject to increase or decrease to the extent the working capital of Decima at closing (“Closing Working Capital”) exceeded or fell below a target of CAD$2,700. Decima interest bearing debt will be repaid promptly following closing. The up-front purchase price was payable in cash, and based upon estimated Closing Debt and Closing Working Capital, resulted in a net adjusted cash up-front payment at closing of CAD$19,100. The up-front purchase price is subject to further adjustment as the amounts of Closing Debt and Closing Working Capital are finally determined post-closing. As provided in the Decima Purchase Agreement, CAD$2,000 was withheld from the up-front purchase price payment and placed in escrow to secure the Decima Sellers’ representations, warranties, and covenants. 50% of the escrowed amount, less Canco claims, will be released to the Decima Sellers on each of August 16, 2008 and November 16, 2008.

In addition to the up-front purchase price, the Decima Purchase Agreement provided for contingent consideration in the form of (i) a short-term earn-out payment of CAD$2,000 if Decima EBITDA, subject to certain pre-closing and closing-related credits (the “Credits”), exceeds CAD$7,540 for the period between closing and February 16, 2009, and (ii) long-term earn-out payments (“Decima Long-Term Earn-Out”), uncapped, and targeted at an aggregate of CAD$15,000 based upon achievement of Decima historical growth and profitability levels. The Decima Long-Term Earn-Out is measured and paid based on performance during the periods ending on each of June 30, 2008, 2009, 2010, 2011, and 2012. The Decima Purchase Agreement provided protections intended to preserve the opportunity for the Decima Sellers to achieve the Decima Long-Term Earn-Out targets.

Marketshare Acquisition

Effective on August 16, 2007, HII, Harris Interactive Asia Limited, (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”) (such stockholders, collectively, the “Marketshare Sellers”), entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 (the “Marketshare Purchase Agreement,”), pursuant to which Harris Asia purchased 100% of the issued share capital (the “Marketshare Shares”) of Marketshare and Marketshare Pte.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2007, 2006 and 2005

23.	Subsequent Events — (Continued)

The Marketshare Purchase Agreement provided for an aggregate purchase price for the Marketshare Shares of US$2,800 of which US$2,380 was paid to the Marketshare Sellers in cash at closing, and the remaining US$420 was held back in escrow to secure the Marketshare Sellers’ representations, warranties, and covenants. The escrowed amount, less any Harris Asia claims, will be released to the Marketshare Sellers on August 16, 2008.

In addition to the up-front purchase price, the Marketshare Purchase Agreement provided for contingent consideration in the form of long-term earn-out payments (“Marketshare Long-Term Earn-Out”). Marketshare Long-Term Earn-Out payments will be due if Marketshare and Marketshare Pte achieve growth and profitability expectations with respect to periods ending June 30 of each of 2008, 2009, 2010, 2011, and 2012. Such payments are targeted to be aggregate of US$1,800 but are contingent and uncapped.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	94

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of each fiscal quarter and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of June 30, 2007, the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2007. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On September 6, 2007 the Company and each of Dee T. Allsop and George H. Terhanian entered into Employment Agreements which superseded and replaced existing Employment Agreements and Change In Control Agreements with each of them. The Employment Agreements were a result of efforts by the Compensation Committee to achieve as much uniformity as practical among the Company’s executive employment agreements, and include:

•	Continuation of Dr. Terhanian’s base salary at $299,000 and increase of his target bonus to $100,000, each subject to certain adjustments for currency fluctuations,

•	Continuation of Dr. Allsop’s base salary at $275,000 and his target bonus at $75,000,

•	Continuation of Dr. Terhanian’s benefits related to his residence in the United Kingdom,

•	Post-termination payments in the event Dr. Terhanian’s employment is terminated without cause or by him for good reason (in each case including after a change in control), equal to one-year’s base salary, one-year’s health benefits, and a pro rated bonus payment, with a requirement for delivery of a general release as a condition for the receipt of such payments,

•	Post-termination payments in the event Dr. Allsop’s employment is terminated without cause or by him for good reason equal to six month’s base salary, six-month’s health benefits and a pro rated bonus payment, and post-termination payments in the event Dr. Allsop’s employment is terminated without cause or by him for good reason in the first year after a change in control equal to one year’s base salary, one year’s health benefits and a pro rated bonus payment, in each case with a requirement for delivery of a general release as a condition for the receipt of such payments, and

•	Non-compete/non-solicitation, non-disparagement, and confidentiality terms with a claw-back of post-termination payments in the event of a violation of the terms of the agreement.

Copies of Dr. Terhanian’s and Dr. Allsop’s Employment Agreements are attached to this Annual Report on Form 10-K as Exhibits 10.4.34 and 10.4.2, respectively.

On September 6, 2007, the Company entered into a Change in Control Agreement with Eric W. Narowski, the Company’s Vice President, Corporate Controller and Principal Accounting Officer. The form of Change in Control Agreement with Mr. Narowski is the form previously used by the Company in connection with other executive officers, and was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 30, 2007 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2007. The information required by

Item 10 of Form 10-K with respect to our executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

The information required by Item 10 of Form 10-K with respect to the identification of our Audit Committee and Audit Committee financial expert is incorporated by reference from the information contained in the section captioned “Corporate Governance — Committees of the Board of Directors” in the Proxy Statement.

The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation of Executive Officers and Directors and Other Matters” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K with respect to transactions with related persons is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

The information required by Item 13 of Form 10-K with respect to director independence is incorporated by reference from the information contained in the section captioned “Corporate Governance — Committees of the Board of Directors” in the Proxy Statement.

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

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Fiscal year ended June 30, 2005
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$224	$225	$244	$205
Deferred tax valuation allowance	$1,417	$1,536	$123	$2,830

Fiscal year ended June 30, 2006
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$205	$25	$160	$70
Deferred tax valuation allowance	$2,830	$—	$1,036	$1,794

Fiscal year ended June 30, 2007
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$70	$34	$22	$82
Deferred tax valuation allowance	$1,794	$—	$998	$796

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.
Date: September 12, 2007

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

Name	Capacity	Date

/s/ Gregory T. Novak Gregory T. Novak	President and Chief Executive Officer (Principal Executive Officer) and Director	September 12, 2007

/s/ Ronald E. Salluzzo Ronald E. Salluzzo	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	September 12, 2007

/s/ Eric W. Narowski Eric W. Narowski	Vice President and Corporate Controller (Principal Accounting Officer)	September 12, 2007

/s/ Leonard R. Bayer Leonard R. Bayer	Director	September 12, 2007

/s/ George Bell George Bell	Director	September 12, 2007

/s/ David Brodsky David Brodsky	Director	September 12, 2007

/s/ Stephen D. Harlan Stephen D. Harlan	Director	September 12, 2007

/s/ James R. Riedman James R. Riedman	Director	September 12, 2007

/s/ Subrata K. Sen Subrata K. Sen	Director	September 12, 2007

/s/ Howard L. Shecter Howard L. Shecter	Director	September 12, 2007

/s/ Antoine G. Treuille Antoine G. Treuille	Director	September 12, 2007

INDEX OF EXHIBITS

Exhibit
Number		Exhibit Title
2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. (‘‘HII”) and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
2.3		Agreement and Plan of Merger, dated as of September 8, 2004, by and among the Company, Wirthlin Worldwide, Inc. (‘‘Wirthlin”), Capitol Merger Sub, LLC and the Stockholders of Wirthlin (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
2.4		Stock Purchase Agreement dated May 19, 2005, by and among Minoru Aoo, M&A Create Co., Ltd., and HII (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2005 and incorporated herein by reference).
2.5		Share Sale and Purchase Agreement, dated March 30, 2007, among the Company, HII, and the stockholders of MediaTransfer AG Netresearch & Consulting (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 and incorporated herein by reference).
2.6		Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
2.7		Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.1.2*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference)

Exhibit
Number		Exhibit Title
10	.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.6*	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference).
10	.1.7*	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.8*	Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and incorporated herein by reference).
10	.1.9*	Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference.
10	.1.10*	Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.11*	Form of Restricted Stock Agreement for Employees (2007 Performance Based Award Grants).
10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.3.1	Share Repurchase Program 10b5-1 Plan Document, dated as of June 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2006 and incorporated herein by reference).
10	.3.2	Share Repurchase Program 10b5-1 Plan Document, dated as of March 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007 and incorporated herein by reference).
10	.4.1*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.4.2*	Employment Agreement between the Company and Dee Allsop, dated September 6, 2007.
10	.4.3*	Employment Agreement dated August 16, 2007 between Decima Research Inc. and Bruce Anderson (filed as Exhibit 2.1.3 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference)
10	.4.4*	Non-Qualified Option Agreement with Bruce Anderson dated August 16, 2007 (filed as Exhibit 2.1.4 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference)
10	.4.5*	Restricted Stock Agreement with Bruce Anderson dated August 16, 2007(filed as Exhibit 2.1.5 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference)

Exhibit
Number		Exhibit Title
10	.4.6*	Amended and Restated Employment Agreement between the Company and Albert Angrisani, effective as of April 1, 2004 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 2, 2004 and incorporated herein by reference).
10	.4.7*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.8*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.9*	Amendment Number 2 to Employment Agreement between the Company and Leonard R. Bayer, dated as of June 15, 2006 and effective as of July 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2006 and incorporated herein by reference).
10	.4.10*	Employment Agreement between the Company and Leonard R. Bayer, dated as of April 30, 2007 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.11*	Employment Agreement between the Company and Gordon S. Black, dated as of December 16, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (erroneously referenced therein as Confidentiality and Non-Competition Agreement) and incorporated herein by reference).
10	.4.12*	Amendment to Employment Agreement by and between the Company and Gordon S. Black, dated July 1, 2003 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.13*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.14*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.15*	Amendment to Employment Agreement between the Company and Frank J. Connolly, Jr. dated as of April 28, 2006 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and incorporated herein by reference).
10	.4.16*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.17*	Letter agreement between the Company and Theresa A. Flanagan, dated as of April 26, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2005 and incorporated herein by reference).
10	.4.18*	Employment Agreement between the Company and Robert E. Knapp, dated as of December 31, 2003 and effective as of January 26, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference).
10	.4.19*	Amendment to Employment Agreement between the Company and Robert E. Knapp, dated as of January 1, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.20*	Separation Agreement and Mutual Release of Claims effective as of June 30, 2005 between the Company and Robert E. Knapp (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2005 and incorporated herein by reference).
10	.4.21*	Employment Agreement between the Company and Gregory T. Novak, dated April 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.4.22*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.23*	Amendment to Employment Agreement by and between the Company and Gregory T. Novak, dated as of May 24, 2005 and effective as of May 23, 2005 (filed as Exhibit 10.3.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.4.24*	Amended and Restated Employment Agreement between the Company and Gregory T. Novak, dated as of September 28, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 and incorporated herein by reference).
10	.4.25*	Modification of Salary Arrangement between the Company and Gregory T. Novak (filed as Exhibit 10.3.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.26*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.27*	Letter Agreement between the Company and David Richardson, dated September 9, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.4.28*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of February 16, 2006 and effective as of March 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).
10	.4.29*	Form of Non-Qualified Stock Option Agreement between the Company and Ronald E. Salluzzo, dated as of March 6, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).
10	.4.30*	Modification of Salary Arrangement between the Company and Ronald E. Salluzzo (filed as Exhibit 10.3.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.31*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.32*	Employment Agreement by and between the Company and George Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.33*	Modification of Salary Arrangement between the Company and George B. Terhanian (filed as Exhibit 10.3.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.34*	Employment Agreement between the Company and George H. Terhanian, dated as of September 6, 2007.
10	.4.35*	Employment Agreement between the Company and David Vaden, dated January 1, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).
10	.4.36*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).
10	.4.37*	Employment Agreement between the Company and David B. Vaden, dated as of April 30, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.4.38*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.4.39*	Salary and Termination Arrangements for Executive Officers between the Company and each of Katherine A. Binns, Richard W. Millard, Michelle F. O’Neill and Arthur E. Coles (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.40*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference):

Dennis K. Bhame	Arthur E. Coles
Gareth Davies	James E. Fredrickson
Ronald B. Knight	Peter J. Milla
Gregory T. Novak
David B. Vaden

10	.4.41*	Form of Change in Control Agreement between the Company and each of Aled Morris, David Richardson and Stephan Sigaud (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference).
10	.4.42*	Change in Control Agreements between the Company and each of Katherine A. Binns, Richard W. Millard and Michelle F. O’Neill (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.43*	Form of Change in Control Agreement between the Company and Eric W. Narowski.
10	.4.44*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.4.45*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2005 and incorporated herein by reference).
10	.4.46*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference).
10	.4.47*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive, effective as of November 1, 2006 (filed as Exhibit 10.3.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.48*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of September 6, 2007.
10	.4.49*	Description of Amended Executive Cash Bonus Plan as amended September 7, 2005 and September 8, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 3, 2005 and incorporated herein by reference).
10	.4.50*	Description of Cash Bonus Plan as amended August 21, 2006 (filed under Item 1.01 of the Company’s Current Report on Form 8-K filed August 25, 2006 and incorporated herein by reference).
10	.4.51*	Description of Executive Officer Compensation Arrangements (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 and incorporated herein by reference).
10	.4.52*	Summary of Salary Arrangements for Executive Officers (filed as Exhibit 10.3.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.4.53*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2007 and 2008.
10.5		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.6.1	Leases for 135, 155 & 60 Corporate Woods, Rochester, New York dated April 12, 1991 between Gordon S. Black Corporation and Corporate Woods Associates, together with all amendments thereto (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 and incorporated herein by reference); amendments dated February 11, 2000, March 14, 2000 and October 1, 2000 (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
10	.6.2	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York dated February 2, 2007 between the Company and Corporate Woods Associates, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).
10	.6.3	Lease for 70 Carlson Road, Rochester, New York dated July 1, 1998 between Gordon S. Black Corporation and Carlson Park Associates, together with all amendments thereto (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.4	Agreement of Sublease between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).
10	.6.5	Agreement of Sublease between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).
10	.6.6	Lease Agreement between Wirthlin (formerly known as Decima Research) and WB&H Investments, dated September 15, 1985 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.6.7	Lease Agreement Amendment Number 1 between Wirthlin Worldwide, LLC and WB&H Investments, dated as of August 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2005 and incorporated herein by reference).
10	.6.8	Lease Agreement between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.6.9	First Amendment to Lease Agreement between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).
10	.6.10	Lease between Silk Developments Limited and Business Market Research Limited, dated July 15, 1997 (filed as Exhibit 10.5.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.11	Rent Review Memorandum between Silk Developments Limited and Business Market Research Limited dated August 30, 2002 (filed as Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.12	Lease among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.6.13	Agreement for Surrender among Procter & Gamble (LLCP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and Harris Interactive Inc., dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.14	Lease between Merritt 7 Venture LLC and Harris Interactive, Inc., dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.15	Lease amendment Number 1 between Merritt 7 Venture LLC, and Harris Interactive Inc., dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.16	Lease Agreement Amendment Number 2 for 4665 Cornell Rd, Blue Ash, Ohio dated April 9, 2003 between Wirthlin Worldwide LLC and CR Blue Ash LLC. (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.17	Lease Agreement Amendment Number 8 between Harris Interactive Inc, and 5 Independence Associates Limited Partnership for 5 Independence Way, Princeton, New Jersey dated February 24, 2004 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.18	Lease between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.19	Rent Review Memorandum between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.20	Lease between Seiko UK Limited and HI Europe Limited, dated July 29, 2005 (filed as Exhibit 10.5.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.7.1	Revolving Credit Facility between Gordon S. Black Corporation and Manufacturers and Traders Trust Company dated August 18, 1999 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.7.2	Amendment to Revolving Credit Facility between the Company and Manufacturers and Traders Trust Company dated March 2, 2004 (filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference).
10	.7.3	Credit Agreement between JPMorgan Chase Bank, N.A. and the Company, dated as of August 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).
10	.7.4	Line of Credit Note between JPMorgan Chase Bank, N.A. and the Company, dated as of August 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).
10	.7.5	Amendment to Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).
10	.7.6	Amendment to Line of Credit Note by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).
10	.7.7	Amendment to Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.7.8	Amendment to Line of Credit Note by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).
10	.7.9	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007
10	.8.1	Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.8.2	Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10.9		Escrow Agreement by and among the Company, Manufacturers and Traders Trust Company, and the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.10		Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among the Company and certain of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.11		Form of Release given by each of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.12		Consent, Waiver and Amendment to Loan Agreement by and between Wirthlin and SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.13		Letter agreement by and among Wirthlin, SunTrust Bank and the guarantors party thereto dated as of February 6, 2002 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.14		Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of September 7, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.15		Commercial Note by Wirthlin in favor of SunTrust Bank, dated as of February 6, 2002 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
10.16		Promissory Note issued by Wirthlin to James Granger, dated April 29, 2004 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10.17		Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference).
10.18		Trade Mark Assignment Agreement by and between the Company and Taylor-Nelson Sofres Plc, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2006 and incorporated herein by reference).
10.20		Purchase/Sale Agreement between the Company, Charles J. Fombrun and Reputation Institute, Inc., dated as of May 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference).

Exhibit
Number	Exhibit Title
10.21	Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on page 82 of this Report).
31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.