Form 10-Q
period 2007-09-30
HARRIS INTERACTIVE INC
filed 2007-11-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________TO _________
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
Yes ☐  No ☑
     On November 2, 2007, 53,124,806 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$24,108	$28,911
Marketable securities	—	4,418
Accounts receivable, net	37,624	34,794
Unbilled receivables	12,977	9,938
Prepaid expenses and other current assets	7,061	6,964
Deferred tax assets	3,752	3,754
Assets held for sale	—	1,074

Total current assets	85,522	89,853

Property, plant and equipment, net	12,904	9,902
Goodwill	121,184	111,554
Other intangibles, net	24,509	11,788
Deferred tax assets	12,720	13,628
Other assets	2,546	1,401

Total assets	$259,385	$238,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,502	$8,079
Accrued expenses	20,123	22,198
Current portion of long-term debt	6,947	19,625
Deferred revenue	17,291	17,575
Liabilities held for sale	—	330

Total current liabilities	53,863	67,807

Long-term debt	27,678	—
Deferred tax liabilities	4,715	859
Other long-term liabilities	1,271	1,016
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and June 30, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,096,806 shares issued and outstanding at September 30, 2007 and 52,833,874 shares issued and outstanding at June 30, 2007	53	53
Additional paid-in capital	178,568	177,169
Accumulated other comprehensive income	2,283	1,480
Accumulated deficit	(9,046)	(10,258)

Total stockholders’ equity	171,858	168,444

Total liabilities and stockholders’ equity	$259,385	$238,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenue from services	$55,186	$47,213
Cost of services	27,228	22,477

Gross profit	27,958	24,736
Operating expenses:
Sales and marketing	5,687	4,659
General and administrative	18,349	17,335
Depreciation and amortization	2,290	1,710

Total operating expenses	26,326	23,704

Operating income	1,632	1,032
Interest and other income	372	578
Interest expense	(440)	—

Income from continuing operations before income taxes	1,564	1,610

Provision for income taxes	546	673

Income from continuing operations	1,018	937
Income (loss) from discontinued operations (including gain on disposal of $220 during three months ended September 30, 2007), net of provision (benefit) for income taxes of $67 and (3), respectively	124	(5)

Net income	$1,142	$932

Basic net income (loss) per share:
Continuing operations	$0.02	$0.02
Discontinued operations	0.00	(0.00)

Basic net income per share	$0.02	$0.02

Diluted net income (loss) per share:
Continuing operations	$0.02	$0.02
Discontinued operations	0.00	(0.00)

Diluted net income per share	$0.02	$0.02

Weighted-average shares outstanding — basic	52,642,117	59,325,835

Weighted-average shares outstanding — diluted	52,687,728	59,596,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,142	$932
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	2,290	1,710
Deferred taxes	733	670
Stock-based compensation	1,074	1,039
401(k) matching contribution	312	333
Amortization of discount on marketable securities	—	(38)
Gain on sale of discontinued operations	(220)	—
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	2,621	3,194
Unbilled receivables	(539)	1,569
Prepaid expenses and other current assets	253	416
Other assets	(355)	(48)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(1,553)	(1,549)
Accrued expenses	(3,579)	(3,889)
Deferred revenue	(1,001)	(1,117)
Other liabilities	(32)	(1,481)
Net cash (used in) provided by operating activities of discontinued operations	(60)	4

Net cash provided by operating activities	1,086	1,745

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(21,032)	—
Proceeds from sale of discontinued operations	219	—
Purchases of marketable securities	(15,000)	(28,281)
Proceeds from maturities and sales of marketable securities	19,418	34,434
Capital expenditures	(711)	(833)
Net cash used in investing activities of discontinued operations	(25)	(4)

Net cash (used in) provided by investing activities	(17,131)	5,316

Cash flows from financing activities:
Repurchases of common stock	—	(11,041)
Increase in borrowings, net of financing costs	14,525	—
Repayment of borrowings	(3,455)	—
Proceeds from exercise of employee stock options and employee stock purchases	4	200
Excess tax benefits from share-based payment awards	14	—

Net cash provided by (used in) financing activities	11,088	(10,841)

Effect of exchange rate changes on cash and cash equivalents	154	(47)

Net decrease in cash and cash equivalents	(4,803)	(3,827)
Cash and cash equivalents at beginning of period	28,911	11,465

Cash and cash equivalents at end of period	$24,108	$7,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The unaudited consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary to fairly state the Company’s unaudited consolidated financial statements for the periods presented.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements of the Company.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 12, 2007.
3. Accounting Pronouncements Not Yet Adopted
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 on July 1, 2008 and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
4. Recently Adopted Accounting Pronouncements
     Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements. For further discussion regarding the impact of adoption of FIN No. 48 on the Company’s consolidated financial statements, see Note 14, “Income Taxes.”

5. Business Combinations
Decima Research
     On August 16, 2007, the Company, along with 2144798 Ontario Inc. (the Company’s wholly-owned, indirect subsidiary, “Canco”), a corporation incorporated under the laws of the Province of Ontario, Canada, and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) (such stockholders, collectively, the “Decima Sellers”) entered into a Share Purchase Agreement dated August 16, 2007 (the “Decima Purchase Agreement”) pursuant to which Canco purchased 100% of the outstanding shares (the “Decima Shares”) of Decima.
     The Company believes that this acquisition will allow it to expand its presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors historically served by Decima include financial services, telecommunications, public affairs and tourism/recreation/gaming.
     The Decima Purchase Agreement provided for an aggregate up-front purchase price for the Decima Shares of CAD$22,400 (approximately US$21,300, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate), less the amount of Decima interest bearing debt at the time of closing (“Closing Debt”), and subject to increase or decrease to the extent the working capital of Decima at closing (“Closing Working Capital”) exceeded or fell below a target of CAD$2,700. Decima interest bearing debt was repaid following the closing. The up-front purchase price was payable in cash, and based upon estimated Closing Debt and Closing Working Capital, resulted in a net adjusted cash up-front payment at closing of CAD$18,039 (approximately US$16,935, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate). The up-front purchase price is subject to further adjustment as the amounts of Closing Debt and Closing Working Capital are finally determined post-closing. CAD$2,000 was withheld from the up-front purchase price payment and placed in escrow to secure the Decima Sellers’ representations, warranties, and covenants. 50% of the escrowed amount, less Canco claims, will be released to the Decima Sellers on each of August 16, 2008 and November 16, 2008. Total transaction costs amounted to $857.
     In addition to the up-front purchase price, the Decima Purchase Agreement provided for contingent consideration in the form of (i) a short-term earn-out payment of CAD$2,000 (approximately US$2,016, based on the September 30, 2007 Canadian to U.S. Dollar conversion rate), if Decima EBITDA, subject to certain pre-closing and closing-related credits (the “Credits”), exceeds CAD$7,540 (approximately US$7,601, based on the September 30, 2007 Canadian to U.S. Dollar conversion rate), for the period between closing and February 16, 2009, and (ii) long-term earn-out payments (“Decima Long-Term Earn-Out”), uncapped, and targeted at an aggregate of CAD$15,000 (approximately US$15,122, based on the September 30, 2007 Canadian to U.S. Dollar conversion rate), based upon achievement of Decima historical growth and profitability levels. The Decima Long-Term Earn-Out is measured and paid based on performance during the periods ending on each of June 30, 2008, 2009, 2010, 2011, and 2012. Contingent payments under the earn-out arrangements described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made.
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and was included in the Company’s consolidated financial statements effective August 1, 2007. The Company recorded $7,751 in goodwill, $12,280 in intangible assets and a deferred tax liability of $4,055 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, Internet panel, and trade names with assigned values of $12,039, $145, and $96, respectively, and useful lives (in years) of 10, 2 and 1, respectively.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$6,401
Property, plant and equipment	3,011
Goodwill	7,751
Intangible assets	12,280
Deferred tax assets	198

Total assets acquired	29,641

Current liabilities	(7,747)
Other liabilities	(47)
Deferred tax liability	(4,055)

Total liabilities assumed	(11,849)

Net assets acquired	$17,792

     Unaudited pro forma results of operations of the Company for the three months ended September 30, 2007 are not presented to give effect to the Decima acquisition as if it had occurred on July 1, 2007, as it is not significant.
Marketshare
     On August 16, 2007, Harris Interactive International (“HII”), Harris Interactive Asia Limited, (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”) (such stockholders, collectively, the “Marketshare Sellers”), entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 (the “Marketshare Purchase Agreement,”), pursuant to which Harris Asia purchased 100% of the issued share capital (the “Marketshare Shares”) of Marketshare and Marketshare Pte.
     The Company believes that this acquisition will provide access into the rapidly growing Asia/Pacific market and serve as a platform for continued acquisitive growth in the region. Key sectors historically served by Marketshare include retail, financial services, technology and travel/tourism.
     The Marketshare Purchase Agreement provided for an aggregate purchase price for the Marketshare Shares of $2,800 of which $2,380 was paid to the Marketshare Sellers in cash at closing, and the remaining $420 was held back in escrow to secure the Marketshare Sellers’ representations, warranties, and covenants. The escrowed amount, less any Harris Asia claims, will be released to the Marketshare Sellers on August 16, 2008. Total transaction costs amounted to $198.
     In addition to the up-front purchase price, the Marketshare Purchase Agreement provided for contingent consideration in the form of long-term earn-out payments (“Marketshare Long-Term Earn-Out”). Marketshare Long-Term Earn-Out payments will be due if Marketshare and Marketshare Pte achieve growth and profitability expectations with respect to periods ending June 30 of each of 2008, 2009, 2010, 2011, and 2012. Such payments are targeted to be aggregate of $1,800 but are contingent and uncapped. Contingent payments under the earn-out arrangement described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made.
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141 and was included in the Company’s consolidated financial statements effective August 1, 2007. The Company recorded $2,100 in goodwill, $775 in intangible assets and a deferred tax liability of $138 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships and trade names with assigned values of $729 and $46, respectively, and useful lives (in years) of 10 and 0.5, respectively.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$355
Property, plant and equipment	140
Goodwill	2,100
Intangible assets	775
Other long-term assets	46

Total assets acquired	3,416

Current liabilities	(280)
Deferred tax liability	(138)

Total liabilities assumed	(418)

Net assets acquired	$2,998

     Unaudited pro forma results of operations of the Company for the three months ended September 30, 2007 are not presented to give effect to the Marketshare acquisition as if it had occurred on July 1, 2007, as it is not significant.
6. Restructuring Charges
Fiscal 2007
     During the fourth quarter of fiscal 2007, the Company recorded $337 in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of its cost structure with the operational needs of the business. The Company negotiated an amendment to the lease agreement for its Reston,

Virginia office, which resulted in a reduction of the square footage of rented space at that office by 5,192 square feet in exchange for a payment of $230 to the landlord, and contingent upon the landlord entering into a lease for the aforementioned space, which subsequently occurred in June 2007. As a result of the amendment, the Company’s lease obligation over the remaining term of the lease will be reduced by approximately $500 from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $300 over the remaining lease term.
     The Company also reduced the staff of its U.S. operations by 6 full-time equivalents and incurred $107 in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007.
     The following table summarizes activity with respect to the fiscal 2007 restructuring plan for the three months ended September 30, 2007:

		Lease
	Severance	Commitments	Total
Remaining reserve at July 1, 2007	$62	$—	$62
Cash payments during fiscal 2008	(50)	—	(50)

Remaining reserve at September 30, 2007	$12	$—	$12

     All actions in the plan were completed by June 30, 2007. Cash payments in connection with the plan will be completed by December 2007.
Fiscal 2006
     During the fourth quarter of fiscal 2006, the Company recorded $250 in restructuring charges directly related to certain actions designed to align the cost structure of its U.K. operations with the operational needs of that business. Management developed a formal plan that included the closure of two facilities in Macclesfield and Stockport and consolidation of those operations into the Company’s Hazel Grove location. This facilities consolidation was completed by June 30, 2006 at a cost of $59, the majority of which represented cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, the Company classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On December 29, 2006, the Company completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1,273, which resulted in a gain of $410. The gain was recorded under “Gain on sale of assets” in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2007.
     In connection with the facilities consolidation discussed above, the Company reduced the staff of the affected operations by 15 full-time equivalents and as a result, incurred $191 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2006.
     The following table summarizes activity with respect to the fiscal 2006 restructuring plan for the three months ended September 30, 2007:

		Lease
	Severance	Commitments	Total
Remaining reserve at July 1, 2007	$—	$25	$25
Cash payments during fiscal 2008	—	(25)	(25)

Remaining reserve at September 30, 2007	$—	$—	$—

     All actions in the plan were completed by June 30, 2006. Cash payments in connection with the plan were completed in August 2007.

7. Discontinued Operations
Rent and Recruit
     During the fourth quarter of fiscal 2007, the Company committed to a plan to sell its Rent and Recruit business (“Rent and Recruit”). The Company classified Rent and Recruit as a discontinued operation, consistent with the provisions of SFAS No. 144. At June 30, 2007, the Company was in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. On August 23, 2007, the sale of Rent and Recruit was completed and resulted in a gain of $220.
     The results of operations, net of taxes, and the carrying value of the assets and liabilities of Rent and Recruit are reflected in the accompanying unaudited consolidated financial statements as discontinued operations, assets held for sale and liabilities held for sale, respectively. All prior periods presented were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.
     The revenues and income attributable to the operations of Rent and Recruit and reported in discontinued operations were as follows for the three months ended September 30:

	2007	2006
Revenues	$479	$818
Loss from discontinued operations, net of tax	(29)	(5)
     The following assets and liabilities of Rent and Recruit were reported as assets and liabilities held for sale in the accompanying consolidated balance sheet for the fiscal year ended June 30:

2007
Accounts receivable, net	$535
Unbilled receivables, net	28
Prepaid expenses and other current assets	17
Property, plant and equipment	50
Goodwill	396
Deferred tax assets	48

Assets held for sale	$1,074

Accounts payable	$(212)
Accrued expenses	(57)
Deferred revenue	(61)

Liabilities held for sale	$(330)

8. Goodwill
     The changes in the carrying amount of goodwill for the three months ended September 30, 2007 were as follows:

Balance at July 1, 2007	$111,554
Acquisition of Decima Research, Inc. (Note 5)	7,751
Acquisition of Marketshare (Note 5)	2,100
Purchase accounting adjustments related to April 2007 acquisition of MediaTransfer	(221)

Balance at September 30, 2007	$121,184

9. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization consisted of the following:

	September 30, 2007			June 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Contract-based intangibles	$1,764	$1,753	$11	$1,761	$1,751	$10
Internet respondent database	2,576	916	1,660	2,341	783	1,558
Customer relationships	21,499	2,733	18,766	8,430	2,271	6,159
Trade names	5,285	1,212	4,073	5,033	972	4,061

Total	$31,124	$6,614	$24,510	$17,565	$5,777	$11,788

	For the Three Months
	Ended September 30,
	2007	2006
Aggregate amortization expense:	$721	$388

Estimated amortization expense for the fiscal years ending June 30:
2008	$3,121

2009	$2,946

2010	$2,706

2011	$2,701

2012	$2,701

10. Borrowings
     On September 21, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the Credit Agreement, the Lenders made available $100,000 in credit facilities (the “Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan”), and a multiple advance term loan commitment (“Multiple Advance Commitment”). Some of the Lenders and/or their affiliates have other business relationships with the Company involving the provision of financial and banking-related services, including cash management, foreign exchange services, and investment banking and trust services.
     The Revolving Line enables the Company to borrow, repay, and re-borrow up to $25,000 principal outstanding at any one time, with a $10,000 sub-limit for issuance of letters of credit. The full amount of the Term Loan (“Term Loan A”) was made in a single advance of $12,000 at the time of closing of the Credit Facilities. The Multiple Advance Commitment enables the Company to borrow up to an aggregate of $63,000 in one or more advances, and $19,825 (“Term Loan B”) and $2,800 (“Term Loan C”) were advanced at closing. Existing letters of credit in the face amount of $196 also were treated as if issued under the Revolving Line. In addition, the Credit Agreement permits the Company to request increases in the Revolving Line up to an additional $25,000 of availability, subject to discretionary commitments by the then Lenders and, if needed, additional lenders. The Credit Facilities replaced existing credit arrangements with JPMorgan.
     Outstanding amounts under the Credit Facilities accrue interest, as elected by the Company, at either (a) the greater of the Administrative Agent’s Prime Rate or the Federal Funds Rate plus 0.5%, or (b) the Adjusted LIBOR interest rate plus a spread of between 0.625% and 1.00% depending upon the Company’s leverage ratio as measured quarterly. In addition, the Lenders receive a commitment fee ranging from 0.10% to 0.175%, depending upon the Company’s leverage ratio, quarterly in arrears based on average unused portions of the full committed amount of the Credit Facilities. Accrued interest is payable quarterly in arrears, or at the end of each applicable LIBOR interest rate period, but at least every three months, with respect to borrowings for which the Adjusted LIBOR interest rate applies.

     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). Commencing on December 31, 2007 and quarterly thereafter, principal payments of $600 each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. At September 30, 2007, the required principal repayments of Term Loans A, B and C for the remaining nine months of fiscal 2008 and for each of the five succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Term Loan C	Total
2008	$1,800	$2,974	$420	$5,194
2009	2,400	3,965	560	6,925
2010	2,400	3,965	560	6,925
2011	2,400	3,965	560	6,925
2012	2,400	3,965	560	6,925
2013	600	991	140	1,731

	$12,000	$19,825	$2,800	$34,625

     The Company has elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At September 30, 2007 the applicable LIBOR interest rate was 5.24%. Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The additional spread applicable to the interest rates at September 30, 2007 was 0.875%.
     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At September 30, 2007, the Company was in compliance with all covenants under the Credit Agreement.
     The Company may freely transfer assets and incur obligations among its domestic subsidiaries that are guarantors of its obligations related to the Credit Facilities, and its first tier foreign subsidiaries with respect to which it has delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. On the date of closing of the Credit Facilities, the Company’s domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. guaranteed the Company’s obligations under the Credit Facilities.
11. Stockholders’ Equity
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
     Under the Repurchase Program, the Company did not repurchase any shares of its common stock during the three months ended September 30, 2007. Since the Repurchase Program’s inception, the Company has repurchased

10,323,970 shares of its common stock at an average price per share of $5.52 for an aggregate purchase price of $57,000. All repurchased shares were subsequently retired.
     At September 30, 2007, the Repurchase Program had $23,000 in remaining capacity.
     Decisions under the Repurchase Program on amounts of repurchases and their timing have been and will continue to be based on factors such as the stock price and availability, alternatives for use of cash, and general Company, economic and market conditions. The Company has made and may make broker, open market and privately negotiated block purchases from time to time.
12. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). For the three months ended September 30, 2007 and 2006, the Company recognized $1,074 and $1,039, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (the “Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).
     The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s unaudited consolidated statements of operations for the three months ended September 30:

	2007	2006
Cost of services	$28	$27
Sales and marketing	55	53
General and administrative	991	959

	$1,074	$1,039

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the three months ended September 30, 2007:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	5,576,373	$5.34
Granted	710,314	4.25
Forfeited	(25,000)	5.27
Exercised	(8,000)	0.47

Options outstanding at September 30	6,253,687	$5.22

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2007:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	200,622	$5.63
Granted	275,017	4.25
Forfeited	(92,427)	4.12
Vested	(21,171)	6.25

Restricted shares outstanding at September 30	362,041	$4.13

     At September 30, 2007, there was $8,934 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plan, outside the Incentive Plan and under the ESPP. That expense is expected to be recognized over a weighted-average period of 3.2 years.

13. Comprehensive Income
     The components of the Company’s total comprehensive income for the three months ended September 30 were as follows:

	2007	2006
Net income, as reported	$1,142	$932
Foreign currency translation adjustments	805	41
Unrealized (loss) gain on marketable securities	(2)	98

Total comprehensive income	$1,945	$1,071

14. Income Taxes
     As indicated in Note 4, effective July 1, 2007, the Company adopted FIN No. 48. The Company had a $70 cumulative effect adjustment to retained earnings as a result of the adoption of FIN No. 48. Upon adoption, the liability for income taxes associated with uncertain tax positions was $437, of which $191 relate to unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The Company reclassified $156 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current liabilities are recorded in the “Other liabilities” line in the Company’s unaudited consolidated balance sheet.
     It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
     In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. As of the date of adoption, $18, net of tax benefit, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.
     The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to June 30, 2000.
15. Net Income Per Share
     The following table presents the share counts used in computing basic and diluted net income per share for the three months ended September 30, 2007 and 2006. Unvested restricted stock and unexercised stock options to purchase 3,627,291 and 2,023,687 shares of the Company’s common stock for the three months ended September 30, 2007 and 2006, respectively, at weighted-average prices per share of $6.43 and $7.41, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods.

	2007	2006
Weighted-average outstanding common shares for basic net income per share	52,642,117	59,325,835
Dilutive effect of outstanding stock options and unvested restricted stock	45,611	270,584

Outstanding common shares for diluted net income per share	52,687,728	59,596,419

16. Enterprise-Wide Disclosures
     The Company is comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong and Singapore and to a more limited extent, China. The Company currently has one reportable segment. There were no inter-company transactions that materially affected the unaudited consolidated financial statements, and all inter-company sales have been eliminated upon consolidation.
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

     Geographic information for the three months ended September 30 was as follows:

	2007	2006
Revenue from services
United States	$37,863	$35,830
United Kingdom	9,500	9,927
Canada	4,126	—
Other European countries	3,348	1,456
Asia	349	—

Total revenue from services	$55,186	$47,213

Operating income (loss)
United States	$1,788	$739
United Kingdom	(125)	324
Canada	9	—
Other European countries	143	(6)
Asia	(183)	(25)

Total operating income	$1,632	$1,032

Long-lived assets
United States	$7,044	$7,597
Canada	3,134	—
United Kingdom	2,198	1,841
Other European countries	390	164
Asia	138	1

Total long-lived assets	$12,904	$9,603

Deferred tax assets
United States	$16,146	$19,034
Canada	(3,761)	—
United Kingdom	326	365
Other European countries	(821)	(535)
Asia	(133)	171

Total deferred tax assets	$11,757	$19,035

17. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 21, “Related Party Transactions,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to the financial obligations for such leases during the three months ended September 30, 2007 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
18. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as our Annual Report on Form 10-K filed on September 12, 2007 for the fiscal year ended June 30, 2007. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the SEC should also be reviewed.
Overview
     Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
Year-to-Date
     In August 2007, we took two significant steps toward expanding our global research capabilities by acquiring Decima Research, a leading Canadian research firm, and Marketshare, a private Asian research firm with co-located headquarters in Hong Kong and Singapore. Adding the strengths of these firms will improve our global service offering and provide increased access into two fast-growing regions that, according to ESOMAR, represent about a $4 billion market opportunity. By adding these firms, we now have a presence in six of the top ten global research markets that among them represent two-thirds of the global market, increasing our access to the global research market from approximately one-half six months ago. In line with our global expansion goals, we will continue to look for suitable partners in other sizable and high-growth regions around the world.
     From a financial perspective, for the three months ended September 30, 2007:
•	Total revenue increased 16.9% and organic revenue increased 4.0%, both compared with the same prior year period.

•	Gross margin decreased to 50.7%, compared with 52.4% for the same prior year period.

•	Operating margin was 3.0%, an increase from 2.2% for the same prior year period.

•	Net income increased 22.5%, compared with the same prior year period.

•	Total North American revenue increased 17.2% and organic North American revenue increased 5.7%, both compared with the same prior year period.

•	Total European revenue increased 12.9% while organic European revenue declined 1.5%, both compared with the same prior year period.

•	Total Internet-based revenue increased 15.3% and organic Internet-based revenue increased 7.9%, both compared with the same prior year period.

•	North American Internet-based revenue increased 13.7% and organic North American Internet-based revenue increased 11.0%, both compared with the same prior year period.

•	European Internet-based revenue increased 23.5% while organic European Internet-based revenue declined

9.2%, both compared with the same prior year period.
     Our first quarter results have given us a strong start to the fiscal year. Additionally, our three recent acquisitions, MediaTransfer (now, Harris Germany), Decima (now, Harris/Decima) and Marketshare, made positive sales and revenue contributions to the quarter, and the majority of our U.S. research groups showed strong growth during the quarter. We are especially encouraged by the performance of our Healthcare group during the three months ended September 30, 2007, which showed revenue growth for the first time since the fourth quarter of fiscal 2006.
     Harmonization efforts with Decima, MediaTransfer and Marketshare are going smoothly, given complimentary cultures and common desire to be part of a global company. Through September 30, 2007, no client or personnel attrition has occurred at these companies as a direct result of the acquisitions.
Business Combinations
Decima Research
     On August 16, 2007, we, along with 2144798 Ontario Inc. (the Company’s wholly-owned, indirect subsidiary, “Canco”), a corporation incorporated under the laws of the Province of Ontario, Canada, and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) (such stockholders, collectively, the “Decima Sellers”) entered into a Share Purchase Agreement dated August 16, 2007 (the “Decima Purchase Agreement”) pursuant to which Canco purchased 100% of the outstanding shares (the “Decima Shares”) of Decima.
     We believe that this acquisition will allow us to expand our presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors historically served by Decima include financial services, telecommunications, public affairs and tourism/recreation/gaming.
Marketshare
     On August 16, 2007, Harris Interactive International (“HII”), Harris Interactive Asia Limited, (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”) entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 (the “Marketshare Purchase Agreement,”), pursuant to which Harris Asia purchased 100% of the issued share capital (the “Marketshare Shares”) of Marketshare and Marketshare Pte.
     We believe that this acquisition will provide access into the rapidly growing Asia/Pacific market and serve as a platform for continued acquisitive growth in the region. Key sectors historically served by Marketshare include retail, financial services, technology and travel/tourism.
     The acquisitions of Decima and Marketshare were accounted for under the purchase method in accordance with SFAS No. 141 and were included in our consolidated financial statements effective August 1, 2007. Further financial information about these business combinations is included in Note 5, “Business Combinations,” to our unaudited consolidated financial statements contained in this Form 10-Q.
Restructuring
Fiscal 2007
     During the fourth quarter of fiscal 2007, we recorded $0.3 million in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of our cost structure with the operational needs of the business. We negotiated an amendment to the lease agreement for our Reston, Virginia office, which resulted in a reduction of the square footage of rented space at that office by 5,192 square feet in exchange for a payment of $0.2 million to the landlord, and contingent upon the landlord entering into a lease for the aforementioned space, which subsequently occurred in June 2007. As a result of the amendment, our lease obligation over the remaining term of the lease will be reduced by approximately $0.5 million from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $0.3 million over the remaining lease term.
     We also reduced the staff of our U.S. operations by 6 full-time equivalents and incurred $0.1 million in severance charges, all of which will involve cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007.
     The following table summarizes activity with respect to the restructuring charges for the fiscal 2007 plan during the three months ended September 30, 2007 (amounts in thousands):

		Lease
	Severance	Commitments	Total
Remaining reserve at July 1, 2007	$62	$—	$62
Cash payments during fiscal 2008	(50)	—	(50)

Remaining reserve at September 30, 2007	$12	$—	$12

Discontinued Operations
     During the fourth quarter of fiscal 2007, we committed to a plan to sell our Rent and Recruit business. We classified Rent and Recruit as a discontinued operation, consistent with the provisions of SFAS No. 144. At June 30, 2007, we were in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. On August 23, 2007, the sale of Rent and Recruit was completed and resulted in a gain of $0.2 million.
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
     Further financial information regarding discontinued operations is included in Note 7, “Discontinued Operations,” to our unaudited consolidated financial statements contained in this Form 10-Q.
Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2008 include:
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
     During the three months ended September 30, 2007, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007.
Results of Operations
Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2007
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2007 and 2006, respectively:

	2007	%	2006	%
Revenue from services	$55,186	100.0%	$47,213	100.0%
Cost of services	27,228	49.3	22,477	47.6

Gross profit	27,958	50.7	24,736	52.4
Operating expenses:
Sales and marketing	5,687	10.3	4,659	9.9
General and administrative	18,349	33.2	17,335	36.7
Depreciation and amortization	2,290	4.1	1,710	3.6

Operating income	1,632	3.0	1,032	2.2
Interest and other income	372	0.7	578	1.2
Interest expense	(440)	(0.8)	—	—

Income from continuing operations before taxes	1,564	2.8	1,610	3.4

Provision for income taxes	546	1.0	673	1.4

Income from continuing operations	1,018	1.8	937	2.0
Income (loss) from discontinued operations, net of tax	124	0.2	(5)	0.0

Net income	$1,142	2.1	$932	2.0

     Revenue from services. Revenue from services increased by $8.0 million to $55.2 million for the three months ended September 30, 2007, an increase of 16.9% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     North American revenue increased by $6.2 million to $42.0 million for the three months ended September 30, 2007, an increase of 17.2% over the same prior year period. This increase in North American revenue was principally due to our acquisition of Decima in August 2007, as well as revenue increases in the following U.S. research groups:
•	Technology, as a result of this group’s focus on deep account penetration, addition of sales resources and new sales leadership within the group;

•	Public Affairs and Policy, as a result of this group’s focus on performing more global studies;

•	Financial Services, as a result of a timing shift for a large, recurring project that was performed in the second quarter of fiscal 2007 into the first quarter of fiscal 2008.
     By country, North American revenue for the three months ended September 30, 2007 was comprised of:
•	Revenue from U.S. operations of $37.9 million, up 5.7% when compared with $35.8 million for the same prior year period.

•	Revenue from Canadian operations of $4.1 million as a result of our August 2007 acquisition of Decima.

     European revenue increased by $1.5 million to $12.8 million for the three months ended September 30, 2007, an increase of 12.9% over the same prior year period. The increase is principally the result of:
•	$1.6 million in revenue from MediaTransfer, acquired in April 2007, and

•	A favorable impact of $0.8 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.
     European revenue for the three months ended September 30, 2007 included $9.5 million from our U.K operations and $3.3 million from our French and German operations, compared with $9.9 million from our U.K. operations and $1.5 million from our French operations for the same prior year period. While total European revenue increased when compared with the same prior year period, revenue from our U.K. operations declined as a result of shifts in timing for the performance of two large, recurring projects which had previously been performed in the first quarter of fiscal 2007, along with a significant project performed during the same prior year period that was non-repeat business.
     Revenue from Internet-based services was $33.3 million or 60.3% of total revenue for the three months ended September 30, 2007, compared with $28.9 million or 61.2% of total revenue for the same prior year period. On a geographic basis:
•	North American Internet-based revenue was $27.7 million or 66.1% of total North American revenue for the three months ended September 30, 2007, compared with $24.4 million or 68.1% of total North American revenue for the same prior year period. North American Internet-based revenue was comprised of the following:
•	U.S. Internet-based revenue of $27.1 million or 71.5% of total U.S. revenue for the three months ended September 30, 2007, compared with $24.4 million or 68.1% of total U.S. revenue for the same prior year period. The increase from the same prior year period is the result of our focus on winning larger tracking studies which can be performed online.

•	Canadian Internet-based revenue of $0.6 million or 15.6% of total Canadian revenue for the three months ended September 30, 2007. While not currently a significant portion of their business, our Canadian operations are focused on growing Internet-based revenues throughout the remainder of fiscal 2008 and beyond.
•	European Internet-based revenue was $5.5 million or 43.1% of total European revenue for the three months ended September 30, 2007, compared with $4.5 million or 39.4% of total European revenue for the same prior year period. European Internet-based revenue was comprised of the following:
•	U.K. Internet-based revenue of $2.5 million or 26.5% of total U.K. revenue for the three months ended September 30, 2007, compared with $3.2 million or 31.9% of total U.K. revenue for the same prior year period. The decrease from the same prior year period is consistent with the decline in revenue from U.K. operations noted above.

•	French and German Internet-based revenue of $3.0 million or 90.0% of total French and German revenue for the three months ended September 30, 2007. For the same prior year period, French Internet-based revenue was $1.3 million or 90.0% of total revenue.
     Gross profit. Gross profit was $28.0 million or 50.7% of total revenue for the three months ended September 30, 2007, compared with $24.7 million or 52.4% of total revenue for the same prior year period. Gross profit was principally impacted by an approximately two point decline in the direct purchases component of cost of services as a percentage of total revenue as a result of the mix of projects during the quarter when compared with the same prior year period.
     Sales and marketing. Sales and marketing expense was $5.7 million or 10.3% of total revenue for the three months ended September 30, 2007, compared with $4.7 million or 9.9% of total revenue for the same prior year period. The increase in sales and marketing expense was principally due to:

•	$0.3 million in incremental sales and marketing expenses attributable to the operations of MediaTransfer, Decima and Marketshare; and

•	a $0.7 million increase in sales and marketing expense, principally attributable to salesforce headcount growth, which is up 15% compared with the same prior year period.
     Sales and marketing expense includes labor costs for project personnel during period when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts.
     General and administrative. General and administrative expense increased to $18.3 million or 33.2% of total revenue for the three months ended September 30, 2007, compared with $17.3 million or 36.7% of total revenue for the same prior year period. General and administrative expense was principally impacted by the following:
•	$1.7 million in incremental general and administrative expenses attributable to the operations of our MediaTransfer, Decima and Marketshare acquisitions;

•	$0.7 million decrease in overall general administrative expenses as a result of our continued focus on controlling costs.
     General and administrative expense includes the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.
     Depreciation and amortization. Depreciation and amortization was $2.3 million or 4.1% of total revenue for the three months ended September 30, 2007, compared with $1.7 million or 3.6% of total revenue for the same prior year period. The increase in depreciation and amortization is principally the result of $0.6 million in incremental depreciation and amortization expense as a result of our MediaTransfer, Decima and Marketshare acquisitions.
     Interest and other income. Interest and other income was $0.4 million or 0.7% of total revenue for the three months ended September 30, 2007, compared with $0.6 million or 1.2% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a decrease in cash and marketable securities from $46.8 million at September 30, 2006 to $24.1 million at September 30, 2007.
     Interest expense. Interest expense was $0.4 million or 0.8% of total revenue for the three months ended September 30, 2007, compared with no interest expense for the same prior year period. The increase in interest expense is the result of our outstanding debt at the end of the quarter compared with the same prior year period, in which we did not have any outstanding debt.
     Income taxes. We recorded an income tax provision of $0.5 million for the three months ended September 30, 2007, compared with $0.7 million for the same prior year period. Our effective tax rate for the three months ended September 30, 2007 was 34.9%, compared with 41.8% for the same prior year period. While our effective tax rate for the full year is anticipated to be 41.8%, our effective tax rate for the quarter is lower as a result of a $0.1 million in favorable discrete items as a result of tax rate changes in certain of our foreign jurisdictions.
Significant Factors Affecting Our Performance
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
     For the three months ended September 30, 2007 and the last four fiscal quarters, key operating metrics for continuing operations were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1
	FY2007	FY2007	FY2007	FY2007	FY2008
Internet Revenue (% of total revenue)	61%	58%	60%	63%	60%
North American Internet Revenue (% of North American revenue)	68%	67%	68%	73%	66%
European Internet Revenue (% of European revenue)	39%	30%	30%	36%	43%
Cash & Marketable Securities	$46.8	$54.0	$29.1	$33.3	$24.1
Bookings	$42.9	$65.7	$57.6	$50.9	$50.8
Ending Sales Backlog	$54.6	$64.6	$70.4	$64.9	$67.4
Average Billable Full Time Equivalents (FTEs)	720	719	728	712	766
Days of Sales Outstanding (DSO)	47 days	43 days	35 days	43 days	49 days
Utilization	61%	61%	64%	68%	62%
Bookings to Revenue Ratio	0.91	1.18	1.11	0.89	0.92
     Since our business has moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at September 30, 2007, and at the last four fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Sep 06	Dec 06	Mar 07	Jun 07	Sep 07

Consolidated Revenue	$211.2	$213.1	$213.5	$211.8	$219.8
Internet Revenue (% of total revenue)	60%	59%	59%	61%	60%
North American Internet Revenue (% of North American revenue)	68%	67%	67%	69%	69%
European Internet Revenue (% of European revenue)	32%	32%	32%	34%	35%
Total Bookings	$213.6	$220.7	$213.0	$217.1	$225.0
Average Billable Full Time Equivalents (FTEs)	716	715	720	720	731
Utilization	63%	63%	63%	63%	64%
Bookings to Revenue Ratio	1.01	1.04	1.00	1.03	1.02
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
     Bookings for the three months ended September 30, 2007 were $50.8 million, compared with $42.9 million for the same prior year period. The increase in bookings is principally the result of $6.2 million in bookings for Decima, MediaTransfer and Marketshare during the quarter. In addition, our Public Affairs and Policy group contributed incremental bookings in the quarter of $1.4 million attributable to both new projects and project renewals.
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
     Ending sales backlog of $67.4 million at September 30, 2007 represented a 23.4% increase compared with the ending sales backlog for the same prior year period. The increase in sales backlog is partially the result of $8.3 million in sales backlog from Decima, MediaTransfer and Marketshare. In addition, U.S. sales backlog is up $4.2 million from the same prior year period, driven by growth in backlog for our Healthcare, Brand and Strategy and Loyalty research groups.
     Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.
     Billable FTE’s for the three months ended September 30, 2007 were 766, compared with 720 billable FTE’s reported for the same prior year period. The 6% increase in billable FTEs when compared with the same prior year period is entirely the result of our recent acquisitions. While revenue increased 17%, billable FTE’s increased only 6%, which is indicative of efficiency within our project delivery teams.
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
     DSO for the three months ended September 30, 2007 was 49 days, essentially flat with 47 days for the same prior year period.
     Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.
     Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Utilization for the three months ended September 30, 2007 was 62%, essentially flat with 61% for the same prior year period.
Financial Condition, Liquidity and Capital Resources
Financial Condition
     Material changes in financial condition from June 30, 2007 to September 30, 2007 included changes in:
•	current assets, property, plant and equipment, goodwill, intangibles, and current liabilities and deferred tax liabilities primarily attributable to acquired businesses as more fully described in Note 5, “Business Combinations”, to our unaudited consolidated financial statements contained in this Form 10-Q, and

•	current portion of long-term debt attributable to new credit facilities described below in the “Credit Facilities” section of “Financial Condition, Liquidity and Capital Resources.”

Cash and Cash Equivalents
     The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities and net cash (used in) provided by financing activities, for the three months ended September 30 (amounts in thousands):

	2007	2006
Net cash provided by operating activities	$1,086	$1,745
Net cash (used in) provided by investing activities	(17,131)	5,316
Net cash provided by (used in) financing activities	11,088	(10,841)
     Net cash provided by operating activities. Net cash provided by operating activities decreased by $0.7 million to $1.1 million for the three months ended September 30, 2007, compared with $1.7 million for the same prior year period. The decrease is principally the result of timing of cash receipts for outstanding receivables during the quarter compared with the same prior year period.
     Net cash (used in) provided by investing activities. Net cash used in investing activities was $17.1 million for the three months ended September 30, 2007, compared with $5.3 million provided by investing activities for the same prior year period. This change is the result of $21.0 million in net cash paid in connection with our Decima and Marketshare acquisitions, offset by $4.4 million in net cash generated from maturities and sales of marketable securities.
     Net cash provided by (used in) financing activities. Net cash provided by financing activities was $11.1 million for the three months ended September 30, 2007, compared with $10.8 million used in financing activities for the same prior year period. This change is the result of $11.5 million in net proceeds from borrowings, which were used to fund a portion of the consideration for our acquisitions of Decima and Marketshare, compared with the same prior year period, when $10.8 million was used to fund repurchases of our common stock under the Repurchase Program.
Working Capital
     At September 30, 2007, we had cash and cash equivalents of $24.1 million, a decrease of 27.6% from $33.3 million in cash, cash equivalents and marketable securities at June 30, 2007, as a result of the reasons described above. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. In addition, if we acquire additional businesses, we likely will be required to seek additional funding through public or private financing or other arrangements. Based upon our current credit facilities, relationships with financial institutions and financial condition, we believe that adequate funds will be available to support our acquisition activities on reasonable terms, but if sufficient funds are not available when needed or on favorable terms, it could have a material adverse effect on our business and results of operations.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2008, our capital expenditures are expected to range between $4.5 and $5.0 million. We believe that cash generated from our operations and the cash and cash equivalents we held at September 30, 2007 will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
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

Share Repurchase Program
     Since the inception of the Repurchase Program authorized by our Board on May 3, 2006, as amended on January 31 and May 2, 2007, we have repurchased 10.3 million shares of our common stock at an average price per share of $5.52 for an aggregate purchase price of $57.0 million. All repurchased shares were subsequently retired.
     At September 30, 2007, the Repurchase Program had $23.0 million in remaining capacity. Purchases may be made in the open market or in any private transaction, and in accordance with applicable laws, rules, and regulations. The Board, in its discretion, may continue to make purchases prior to the Program’s expiration on December 31, 2007, subject to the conditions described above. The Repurchase Program and related activity are more fully described below in Part II, Item 2 — “Unregistered Sales of Equity and Use of Proceeds.”
Credit Facilities
     On September 21, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the Credit Agreement, the Lenders made available $100.0 million in credit facilities (the “Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan”), and a multiple advance term loan commitment (“Multiple Advance Commitment”). Some of the Lenders and/or their affiliates have other business relationships with us involving the provision of financial and banking-related services, including cash management, foreign exchange services, and investment banking and trust services.
     The Revolving Line enables us to borrow, repay, and re-borrow up to $25.0 million principal outstanding at any one time, with a $10.0 million sub-limit for issuance of letters of credit. The full amount of the Term Loan (“Term Loan A”) was made in a single advance of $12.0 million at the time of closing of the Credit Facilities. The Multiple Advance Commitment enables us to borrow up to an aggregate of $63.0 million in one or more advances, and $19.8 million (“Term Loan B”) and $2.8 million (“Term Loan C”) were advanced at closing. Existing letters of credit in the face amount of $0.2 million also were treated as if issued under the Revolving Line. In addition, the Credit Agreement permits us to request increases in the Revolving Line up to an additional $25.0 million of availability, subject to discretionary commitments by the then Lenders and, if needed, additional lenders. The Credit Facilities replaced existing credit arrangements with JPMorgan.
     Outstanding amounts under the Credit Facilities accrue interest, as elected by us, at either (a) the greater of the Administrative Agent’s Prime Rate or the Federal Funds Rate plus 0.5%, or (b) the Adjusted LIBOR interest rate plus a spread of between 0.625% and 1.00% depending upon our leverage ratio as measured quarterly. In addition, the Lenders receive a commitment fee ranging from 0.10% to 0.175%, depending upon our leverage ratio, quarterly in arrears based on average unused portions of the full committed amount of the Credit Facilities. Accrued interest is payable quarterly in arrears, or at the end of each applicable LIBOR interest rate period, but at least every three months, with respect to borrowings for which the Adjusted LIBOR interest rate applies.
     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). Commencing on December 31, 2007 and quarterly thereafter, principal payments of $0.6 million each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. The required principal repayments of Term Loans A, B and C for the remaining nine months of fiscal 2008 and for each of the five succeeding fiscal years are set forth in Note 10, “Borrowings,” to our unaudited consolidated financial statements contained in this Form 10-Q.
     We have elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At September 30, 2007, the applicable LIBOR interest rate was 5.24%. Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The additional spread applicable to the interest rates at September 30, 2007 was 0.875%.
     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires us to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At September 30, 2007, we were in compliance with all covenants under the Credit Agreement.
     We may freely transfer assets and incur obligations among its domestic subsidiaries that are guarantors of its obligations related to the Credit Facilities, and its first tier foreign subsidiaries with respect to which it has delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. On the date of closing of the Credit Facilities, our domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. guaranteed our obligations under the Credit Facilities.
Off-Balance Sheet Arrangements and Contractual Obligations
     At September 30, 2007, we did not have any transaction, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended September 30, 2007 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007, other than those described in “Credit Facilities” above.
Recent Accounting Pronouncements Not Yet Adopted
     See Note 3, “Recent Accounting Pronouncements Not Yet Adopted”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2007, for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.
     As we continue to increase our debt and expand globally, the risk of interest rate and foreign currency exchange rate fluctuation may increase. We will continue to assess the need to, and will as appropriate, utilize interest rate swaps and financial instruments to hedge interest rate and foreign currency exposures on an ongoing basis to mitigate such risks.
Interest Rate Exposure
     At September 30, 2007, we had outstanding debt under our Credit Facilities of $34.6 million. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR rate at 5.08% through September 21, 2012.
Foreign Currency Exposure
     As a result of operating in foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates. We have international sales and operations in Europe, North America, and Asia. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in a foreign currency.

     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits of our international operations increase and we continue to expand globally, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
     We performed a sensitivity analysis at September 30, 2007. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A — Risk Factors
     There have been no material changes to the risk factors that we disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 8,000 shares of our common stock during the three months ended September 30, 2007, upon the exercise of options granted under our 1997 stock option plan, for an aggregate cash consideration of less than $0.1 million. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701(b) under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted.

     We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended September 30, 2007.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.
Item 6 — Exhibits

10.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, National Association, as Administrative Agent, the Lenders Parties Thereto and Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.3	Form of Master Securities Pledge Agreement to be delivered at option of Harris Interactive Inc. or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.4	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007.

10.5*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2007	Harris Interactive Inc.
	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, National Association, as Administrative Agent, the Lenders Parties Thereto and Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.3	Form of Master Securities Pledge Agreement to be delivered at option of Harris Interactive Inc. or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.4	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007.

10.5*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement