Form 10-Q
period 2007-12-31
HARRIS INTERACTIVE INC
filed 2008-02-11
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2007
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     On February 8, 2008, 53,299,427 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2007

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,299	$28,911
Marketable securities	—	4,418
Accounts receivable, net	43,768	34,794
Unbilled receivables	8,293	9,938
Prepaid expenses and other current assets	6,974	6,964
Deferred tax assets	3,749	3,754
Assets held for sale	—	1,074

Total current assets	96,083	89,853

Property, plant and equipment, net	12,528	9,902
Goodwill	127,010	115,466
Other intangibles, net	24,736	11,788
Deferred tax assets	11,244	13,628
Other assets	2,640	1,401

Total assets	$274,241	$242,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,988	$8,079
Accrued expenses	20,749	22,198
Current portion of long-term debt	6,925	19,625
Deferred revenue	22,558	17,575
Liabilities held for sale	—	330

Total current liabilities	60,220	67,807

Long-term debt	25,969	—
Deferred tax liabilities	4,574	859
Other long-term liabilities	2,102	1,016
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and June 30, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,299,427 shares issued and outstanding at December 31, 2007 and 52,833,874 shares issued and outstanding at June 30, 2007	53	53
Additional paid-in capital	180,228	177,169
Accumulated other comprehensive income	8,117	5,392
Accumulated deficit	(7,022)	(10,258)

Total stockholders’ equity	181,376	172,356

Total liabilities and stockholders’ equity	$274,241	$242,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue from services	$62,715	$55,735	$117,902	$102,948
Cost of services	30,468	26,616	57,696	49,093

Gross profit	32,247	29,119	60,206	53,855
Operating expenses:
Sales and marketing	6,151	5,316	11,838	9,975
General and administrative	20,128	16,917	38,477	34,252
Depreciation and amortization	2,614	1,606	4,904	3,316
Gain on sale of assets	—	(410)	—	(410)

Total operating expenses	28,893	23,429	55,219	47,133

Operating income	3,354	5,690	4,987	6,722
Interest and other income	307	615	679	1,193
Interest expense	(523)	(5)	(962)	(5)

Income from continuing operations before income taxes	3,138	6,300	4,704	7,910

Provision for income taxes	1,112	2,719	1,658	3,392

Income from continuing operations	2,026	3,581	3,046	4,518
Income from discontinued operations (including gain on disposal of $220 during six months ended December 31, 2007), net of provision for income taxes	—	43	124	38

Net income	$2,026	$3,624	$3,170	$4,556

Basic net income per share:
Continuing operations	$0.04	$0.06	$0.06	$0.08
Discontinued operations	—	0.00	0.00	0.00

Basic net income per share	$0.04	$0.06	$0.06	$0.08

Diluted net income per share:
Continuing operations	$0.04	$0.06	$0.06	$0.08
Discontinued operations	—	0.00	0.00	0.00

Diluted net income per share	$0.04	$0.06	$0.06	$0.08

Weighted-average shares outstanding — basic	52,765,738	58,725,751	52,703,928	59,025,793

Weighted-average shares outstanding — diluted	52,863,437	59,003,309	52,812,896	59,292,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,170	$4,556
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	4,904	3,316
Deferred taxes	2,211	3,032
Stock-based compensation	2,187	1,959
401(k) matching contribution	540	557
Amortization of deferred financing costs	46	—
Amortization of discount on marketable securities	—	(44)
Gain on sale of discontinued operations and assets held for sale	(220)	(410)
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	(3,529)	(5,464)
Unbilled receivables	3,995	2,570
Prepaid expenses and other current assets	2	(222)
Other assets	(478)	(261)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(1,080)	(2,396)
Accrued expenses	(3,332)	(279)
Deferred revenue	4,289	4,920
Other liabilities	124	(1,739)
Net cash (used in) provided by operating activities of discontinued operations	(60)	164

Net cash provided by operating activities	12,769	10,259

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(21,032)	—
Proceeds from sale of discontinued operations and assets held for sale	219	1,273
Purchases of marketable securities	(15,000)	(39,485)
Proceeds from maturities and sales of marketable securities	19,419	62,231
Capital expenditures	(1,598)	(1,969)
Net cash used in investing activities of discontinued operations	(21)	—

Net cash (used in) provided by investing activities	(18,013)	22,050

Cash flows from financing activities:
Repurchases of common stock	—	(13,284)
Increase in borrowings, net of financing costs	14,525	—
Repayment of borrowings	(5,186)	—
Proceeds from exercise of employee stock options and employee stock purchases	296	829
Excess tax benefits from share-based payment awards	33	—

Net cash provided by (used in) financing activities	9,668	(12,455)

Effect of exchange rate changes on cash and cash equivalents	(36)	175

Net increase in cash and cash equivalents	4,388	20,029
Cash and cash equivalents at beginning of period	28,911	11,465

Cash and cash equivalents at end of period	$33,299	$31,494

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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 12, 2007.
     The consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements of the Company. However, during the three months ended December 31, 2007, the Company identified an error related to the impact of translating goodwill attributable to its foreign acquisitions from its functional currency into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. The Company assessed the materiality of this item on its fiscal year ended June 30, 2007, and all prior and subsequent periods, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Company also concluded that had the error been adjusted within its financial statements for the three months ended December 31, 2007, the impact of such an adjustment would have been material to its financial statements for the period then ended and it would expect the error to be material to its full year fiscal 2008 results. Accordingly, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the June 30, 2007 balance sheet herein has been revised to correct the immaterial error and to reflect the corrected balances of goodwill and accumulated other comprehensive income as of that date. This correction resulted in an increase to goodwill and accumulated other comprehensive income of $3,912. The Company will make corresponding adjustments as appropriate to its other affected annual and quarterly financial statements the next time it files those statements.
3. Summary of Significant Accounting Policies
     During the six months ended December 31, 2007, the Company had no changes to the significant accounting policies disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, except as follows:
Panelist Incentives
     In July 2001, the Company initiated HIpoints, a loyalty program designed to reward respondents who register for its panel, complete online surveys and refer others to join its online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product portfolio at any time prior to expiration. The Company maintains a reserve for obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on the Company’s actual redemption rates since the inception of the program.
     Prior to December 2007, points under the HIpoints program expired after one year of account inactivity. In December 2007, the Company modified the expiration parameters of the program such that points now expire after nine months of account inactivity and tightened the rules around expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in an approximately $800 reduction in our reserve for obligations with respect to future redemption of outstanding points during the three months ended December 31, 2007, which was recorded in the “Cost of services” line item of the Company’s unaudited consolidated statement of operations.
     All other aspects of the HIpoints program as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 remain unchanged.
4. Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
FIN No. 48
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
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will adopt SFAS No. 141(R) on July 1, 2009, and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on the Company’s consolidated financial statements.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company will adopt SFAS No. 160 on July 1, 2009, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
SAB No. 110
     In December 2007, the SEC issued SAB No. 110, Share-Based Payment. SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the “simplified” method to estimate the expected term for share option grants, as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB No. 110. SAB No. 110 was effective for the Company on January 1, 2008.
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
     The Company believes that this acquisition will allow it to expand its presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors served by Decima include financial services, telecommunications, public affairs and tourism/recreation/gaming.
     The Decima Purchase Agreement provided for an aggregate up-front purchase price for the Decima Shares of CAD$22,400 (approximately US$21,300, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate), less the amount of Decima interest bearing debt at the time of closing (“Closing Debt”), and subject to increase or decrease to the extent the working capital of Decima at closing (“Closing Working Capital”) exceeded or fell below a target of CAD$2,700. The Closing Debt was repaid following the closing. The up-front purchase price was payable in cash, and based upon estimated Closing Debt and Closing Working Capital, resulted in a net adjusted cash up-front payment at closing of CAD$18,039 (approximately US$16,935, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate). The up-front purchase price is subject to further adjustment as the amounts of Closing Debt and Closing Working Capital are finally determined post-closing. CAD$2,000 (approximately US$2,024, based on the December 31, 2007 Canadian to U.S. Dollar conversion rate) was withheld from the up-front purchase price payment and placed in escrow to secure the Decima Sellers’ representations, warranties, and covenants. 50% of the escrowed amount, less Canco claims, will be released to the Decima Sellers on each of August 16, 2008 and November 16, 2008. Total transaction costs amounted to $947.
     In addition to the up-front purchase price, the Decima Purchase Agreement provided for contingent consideration in the form of (i) a short-term earn-out payment of CAD$2,000 (approximately US$2,024, based on the December 31, 2007 Canadian to U.S. Dollar conversion rate), if Decima EBITDA, subject to certain pre-closing and closing-related credits (the “Credits”), exceeds CAD$7,540 (approximately US$7,630, based on the December 31, 2007 Canadian to U.S. Dollar conversion rate), for the period between closing and February 16, 2009, and (ii) long-term earn-out payments (“Decima Long-Term Earn-Out”), uncapped, and targeted at an aggregate of CAD$15,000 (approximately US$15,180, based on the December 31, 2007 Canadian to U.S. Dollar conversion rate), based upon achievement of Decima historical growth and profitability levels. The Decima Long-Term Earn-Out is measured and paid based on performance during the periods ending on each of June 30, 2008, 2009, 2010, 2011, and 2012. Contingent payments under the earn-out arrangements described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made.
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and was included in the Company’s consolidated financial statements effective August 1, 2007. The Company recorded $8,084 in goodwill, $11,858 in intangible assets and a deferred tax liability of $3,915 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, an Internet respondent database, and trade names with assigned values of $11,617, $145, and $96, respectively, and useful lives (in years) of 10, 2 and 1, respectively.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$6,441
Property, plant and equipment	3,011
Goodwill	8,084
Intangible assets	11,858
Deferred tax assets	198

Total assets acquired	29,592

Current liabilities	$(7,838)
Other liabilities	(47)
Deferred tax liability	(3,915)

Total liabilities assumed	(11,800)

Net assets acquired	$17,792

     Unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2007 are not presented to give effect to the Decima acquisition as if it had occurred on July 1, 2007, as it is not significant.
Marketshare
     On August 16, 2007, Harris Interactive International (“HII”), Harris Interactive Asia Limited, (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”) (such stockholders, collectively, the “Marketshare Sellers”), entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 (the “Marketshare Purchase Agreement”), pursuant to which Harris Asia purchased 100% of the issued share capital (the “Marketshare Shares”) of Marketshare and Marketshare Pte.
     The Company believes that this acquisition will provide access into the rapidly growing Asia/Pacific market and serve as a platform for continued acquisitive growth in the region. Key sectors served by Marketshare include retail, financial services, technology and travel/tourism.
     The Marketshare Purchase Agreement provided for an aggregate purchase price for the Marketshare Shares of $2,800 of which $2,380 was paid to the Marketshare Sellers in cash at closing, and the remaining $420 was held back in escrow to secure the Marketshare Sellers’ representations, warranties, and covenants. The escrowed amount, less any Harris Asia claims, will be released to the Marketshare Sellers on August 16, 2008. Total transaction costs amounted to $206.
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
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141 and was included in the Company’s consolidated financial statements effective August 1, 2007. The Company recorded $2,117 in goodwill, $766 in intangible assets and a deferred tax liability of $136 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships and trade names with assigned values of $720 and $46, respectively, and useful lives (in years) of 10 and 0.5, respectively.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$355
Property, plant and equipment	140
Goodwill	2,117
Intangible assets	766
Other long-term assets	44

Total assets acquired	3,422

Current liabilities	$(288)
Deferred tax liability	(136)

Total liabilities assumed	(424)

Net assets acquired	$2,998

     Unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2007 are not presented to give effect to the Marketshare acquisition as if it had occurred on July 1, 2007, as it is not significant.
6. Restructuring Charges
Fiscal 2007
     During the fourth quarter of fiscal 2007, the Company recorded $337 in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of its cost structure with the operational needs of the business. The Company negotiated an amendment to the lease agreement for its Reston, Virginia office, which resulted in a reduction of the square footage of rented space at that office by 5,192 square feet in exchange for a payment of $230 to the landlord, and contingent upon the landlord entering into a lease for the aforementioned space, which subsequently occurred in June 2007. As a result of the amendment, the Company’s lease obligation over the remaining term of the lease was reduced by approximately $500 from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $300 over the remaining lease term.
     The Company also reduced the staff of its U.S. operations by 6 full-time equivalents and incurred $107 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007.
     The following table summarizes activity with respect to the fiscal 2007 restructuring plan for the six months ended December 31, 2007:

	Severance	Lease	Total
		Commitments
Remaining reserve at July 1, 2007	$62	$—	$62
Cash payments during fiscal 2008	(62)	—	(62)

Remaining reserve at December 31, 2007	$—	$—	$—

     All actions in the plan were completed by June 30, 2007. Cash payments in connection with the plan were completed in December 2007.
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
     The revenue and income attributable to the operations of Rent and Recruit and reported in discontinued operations were as follows for the three and six months ended December 31:

	For the Three Months		For the Six Months Ended
	Ended December 31,		December 31,
	2007	2006	2007	2006
Revenue from services	$—	$827	$479	$1,645

Income (loss) from discontinued operations before income taxes	$—	$66	$(29)	$59
Gain on sale of discontinued operations before income taxes	—	—	220	—
Provision for income taxes	—	23	67	21

Income from discontinued operations, net of provision for income taxes	$—	$43	$124	$38

     The following assets and liabilities of Rent and Recruit were reported as assets and liabilities held for sale in the accompanying consolidated balance sheet for the fiscal year ended June 30:

2007
Accounts receivable, net	$535
Unbilled receivables, net	28
Prepaid expenses and other current assets	17
Property, plant and equipment	50
Goodwill	396
Deferred tax assets	48

Assets held for sale	$1,074

Accounts payable	$(212)
Accrued expenses	(57)
Deferred revenue	(61)

Liabilities held for sale	$(330)

8. Goodwill
     The changes in the carrying amount of goodwill for the six months ended December 31, 2007 were as follows:

Balance at July 1, 2007	$115,466
Acquisition of Decima Research, Inc. (Note 5)	8,034
Acquisition of Marketshare (Note 5)	2,109
Foreign currency translation adjustments	1,715
Purchase accounting adjustments related to April 2007 acquisition of MediaTransfer	(355)
Purchase accounting adjustments related to August 2007 acquisition of Decima Research, Inc.	50
Purchase accounting adjustments related to August 2007 acquisition of Marketshare	8
Prior period purchase accounting adjustment of deferred taxes	(17)

Balance at December 31, 2007	$127,010

9. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization consisted of the following:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book	Weighted-Average
	Amount	Amortization	Value	Amortization Period
Contract-based intangibles	$1,769	$1,757	$12	3.4 years
Internet respondent database	3,055	1,238	1,817	7.2 years
Customer relationships	22,382	3,406	18,976	9.6 years
Trade names	5,347	1,416	3,931	16.3 years

Total	$32,553	$7,817	$24,736

	June 30, 2007
	Gross		Net
	Carrying	Accumulated	Book	Weighted-Average
	Amount	Amortization	Value	Amortization Period
Contract-based intangibles	$1,761	$1,751	$10	3.4 years
Internet respondent database	2,341	783	1,558	8.0 years
Customer relationships	8,430	2,271	6,159	9.2 years
Trade names	5,033	972	4,061	17.1 years

Total	$17,565	$5,777	$11,788

	For the Three Months		For the Six Months Ended
	Ended December 31,		December 31,
	2007	2006	2007	2006
Aggregate amortization expense	$979	$322	$1,700	$709

Estimated future amortization expense for the fiscal years ending June 30:
2008	$1,581

2009	$2,958

2010	$2,680

2011	$2,674

2012	$2,674

Thereafter	$12,169

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
     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $600 each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. At December 31, 2007, the required principal repayments of Term Loans A, B and C for the remaining six months of fiscal 2008 and for each of the five succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Term Loan C	Total
2008	$1,200	$1,983	$280	$3,463
2009	2,400	3,965	560	6,925
2010	2,400	3,965	560	6,925
2011	2,400	3,965	560	6,925
2012	2,400	3,965	560	6,925
2013	600	991	140	1,731

	$11,400	$18,834	$2,660	$32,894

     The Company has elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At December 31, 2007 the applicable LIBOR interest rate was 4.83%. Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The Company anticipates that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At December 31, 2007, the Company recorded a liability of $888 in the “Other liabilities” line item of its unaudited consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the six months ended December 31, 2007. The additional spread applicable to the interest rates based on the Company’s leverage ratio at December 31, 2007 was 0.875%, resulting in an aggregate interest rate at December 31, 2007 of 5.955%.
     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At December 31, 2007, the Company was in compliance with all covenants under the Credit Agreement.
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
11. Stockholders’ Equity
Share Repurchase Program
     In May 2006, the Company’s Board of Directors (the “Board”) authorized a Share Repurchase Program (the “Repurchase Program”). Under the Repurchase Program, up to $25,000 could be used by the Company, in the discretion of the Board from time to time, to acquire the Company’s common stock during the twelve months following the date the program was authorized. On January 31, 2007, the Board approved expanding the capacity of the Repurchase Program by $30,000 and extending its duration through December 31, 2007. On May 2, 2007, the Board further expanded the capacity of the Repurchase Program by $25,000. The Repurchase Program expired on December 31, 2007.
     The Company did not repurchase any shares of its common stock under the Repurchase Program during the six months ended December 31, 2007. During the period the Repurchase Program was in effect, the Company repurchased 10,323,970 shares of its common stock at an average price per share of $5.52 for an aggregate purchase price of $57,000. All repurchased shares were subsequently retired.
12. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (the “Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”) included in the Company’s unaudited consolidated statements of operations:

			Six Months Ended
	Three Months Ended December 31,		December 31,
	2007	2006	2007	2006
Cost of services	$29	$24	$57	$51
Sales and marketing	57	47	112	100
General and administrative	1,027	849	2,018	1,808

	$1,113	$920	$2,187	$1,959

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the six months ended December 31, 2007:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	5,576,373	$5.34
Granted	742,814	4.24
Forfeited	(166,361)	2.79
Exercised	(36,000)	0.47

Options outstanding at December 31	6,116,826	$5.31

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2007:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	200,622	$5.63
Granted	448,925	4.17
Forfeited	(100,520)	4.13
Vested	(37,561)	5.77

Restricted shares outstanding at December 31	511,466	$4.63

     At December 31, 2007, there was $8,274 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plan, outside the Incentive Plan and under the ESPP. That expense is expected to be recognized over a weighted-average period of 3.2 years.

13. Comprehensive Income
      The components of the Company’s total comprehensive income for the three and six months ended December 31 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income, as reported	$2,026	$3,624	$3,170	$4,556
Foreign currency translation adjustments	1,300	1,298	4,354	1,453
Change in fair value of interest rate swap	(888)	—	(888)	—
Unrealized gain (loss) on marketable securities	(2)	(5)	(3)	93

Total comprehensive income	$2,436	$4,917	$6,633	$6,102

14. Income Taxes
     As indicated in Note 4, effective July 1, 2007 the Company adopted FIN No. 48. The Company recorded a $70 cumulative effect adjustment to retained earnings as a result of the adoption of FIN No. 48. Upon adoption, the liability for income taxes associated with uncertain tax positions was $437, of which $191 relate to unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The Company reclassified $156 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current liabilities are recorded in the “Other liabilities” line in the Company’s unaudited consolidated balance sheet. There were no material changes to the Company’s FIN No. 48 liabilities during the six months ended December 31, 2007.
     It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
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
15. Net Income Per Share
     The following table presents the share counts used in computing basic and diluted net income per share for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Weighted-average outstanding common shares for basic net income per share	52,765,738	58,725,751	52,703,928	59,025,793
Dilutive effect of outstanding stock options and unvested restricted stock	97,699	277,558	108,968	267,119

Outstanding common shares for diluted net income per share	52,863,437	59,003,309	52,812,896	59,292,912

     Unvested restricted stock and unexercised stock options to purchase 5,457,704 and 1,961,187 shares of the Company’s common stock for the three months ended December 31, 2007 and 2006, respectively, at weighted-average prices per share of $5.76 and $7.38, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods. Unvested restricted stock and unexercised stock options to purchase 4,582,082 and 1,961,187 shares of the Company’s common stock for the six months ended December 31, 2007 and 2006, respectively, at weighted-average prices per share of $6.06 and $7.38, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods.
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
     Geographic information for the three and six months ended December 31 was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue from services
United States	$40,224	$42,345	$78,088	$78,175
United Kingdom	11,063	11,587	20,563	21,514
Canada	6,479	—	10,605	—
Other European countries	3,972	1,803	7,320	3,259
Asia	977	—	1,326	—

Total revenue from services	$62,715	$55,735	$117,902	$102,948

Operating income (loss)
United States	$3,458	$4,433	$5,248	$5,172
United Kingdom	392	1,426	266	1,750
Canada	(671)	—	(663)	—
Other European countries	242	(101)	386	(107)
Asia	(67)	(68)	(250)	(93)

Total operating income	$3,354	$5,690	$4,987	$6,722

Long-lived assets
United States	$6,843	$7,385	$6,843	$7,385
Canada	3,079	—	3,079	—
United Kingdom	2,035	2,261	2,035	2,261
Other European countries	370	153	370	153
Asia	201	1	201	1

Total long-lived assets	$12,528	$9,800	$12,528	$9,800

Deferred tax assets
United States	$14,685	$16,861	$14,685	$16,861
Canada	(3,541)	—	(3,541)	—
United Kingdom	310	284	310	284
Other European countries	(904)	(457)	(904)	(457)
Asia	(131)	—	(131)	—

Total deferred tax assets	$10,419	$16,688	$10,419	$16,688

17. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with related parties as discussed in Note 20, “Related Party Transactions,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to the financial obligations for such leases during the six months ended December 31, 2007 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as our Annual Report on Form 10-K filed on September 12, 2007 for the fiscal year ended June 30, 2007. In addition, general market factors and economic trends, such as interest rates, the U.S. and world economy, the financial stability of world markets and the financial condition and outlook of our customers and potential customers should also be considered. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the SEC should also be reviewed.
Overview
     Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
     Year-to-Date
     In August 2007, we took two significant steps toward expanding our global research capabilities by acquiring Decima Research, a leading Canadian research firm, and Marketshare, a private Asian research firm with co-located headquarters in Hong Kong and Singapore. Adding the strengths of these firms improved our global service offering and provided increased access into two fast-growing regions that, according to ESOMAR, represent about a $4 billion market opportunity. By adding these firms, we now have a presence in six of the top ten global research markets that among them represent two-thirds of the global market, increasing our access to the global research market from approximately half six months ago. In line with our global expansion goals, we will continue to look for suitable partners in other sizable and high-growth regions around the world.
     From a financial perspective:
•	Total revenue increased 12.5% for the second fiscal quarter and 14.5% for the fiscal year-to-date, when compared with the same prior year periods. Organic revenue decreased 4.5% for the second fiscal quarter and 0.6% for the fiscal year-to-date, when compared with the same prior year periods.

•	Gross margin decreased to 51.4% for the second fiscal quarter and 51.1% for the fiscal year-to-date, when compared with 52.2% and 52.3% for the same respective prior year periods.

•	Operating margin decreased to 5.3% for the second fiscal quarter and 4.2% for the fiscal year-to-date, when compared with 10.2% and 6.5% for the same respective prior year periods. Operating margin for the same prior year periods included a $0.4 million gain from the sale of certain assets by our U.K. business.

•	Net income decreased 44.1% for the second fiscal quarter and 30.4% for the fiscal year-to-date, when compared with the same prior year periods.

•	Total North American revenue increased 10.3% for the second fiscal quarter and 13.5% for the fiscal year-to-date, when compared with the same prior year periods. Organic North American revenue decreased 5.0% for the second fiscal quarter and 0.1% for the fiscal year-to-date, when compared with the same prior year periods.

•	Total European revenue increased 12.3% for the second fiscal quarter and 12.6% for the fiscal year-to-date, when compared with the same prior year periods. Organic European revenue decreased 3.0% for the second fiscal quarter and 2.3% for the fiscal year-to-date, when compared with the same prior year periods.

•	Total Internet-based revenue increased 20.7% for the second fiscal quarter and 19.6% for the fiscal year-to-date, when compared with the same prior year periods. Organic Internet-based revenue increased 10.2% for the second fiscal quarter and 10.5% for the fiscal year-to-date, when compared with the same prior year periods.

•	North American Internet-based revenue increased 10.6% for the second fiscal quarter and 12.0% for the fiscal year-to-date, when compared with the same prior year periods. Organic North American Internet-based revenue increased 5.0% for the second fiscal quarter and 7.8% for the fiscal year-to-date, when compared with the same prior year periods.

•	European Internet-based revenue increased 92.5% for the second fiscal quarter and 66.0% for the fiscal year-to-date, when compared with the same prior year periods. Organic European Internet-based revenue increased 47.0% for the second fiscal quarter and 27.3% for the fiscal year-to-date, when compared with the same prior year periods.
     The ongoing deterioration of macro economic conditions in North America and Europe negatively affected bookings, revenue and profitability in the quarter. Solid year-to-date bookings growth in the vast majority of our business units was not enough to offset the nearly 25% decline in bookings for two of our larger industry groups, Healthcare and Financial Services.
     Healthcare bookings have declined as our clients within the industry are reconsidering their business models and strategies for the U.S. market and as they do so, are focusing on cost containments including reductions in market research budgets. We expect this trend to continue to impact us throughout the remainder of the fiscal year. In Financial Services, we believe the decline in bookings has been directly impacted by sub-prime lending issues at a series of our clients, a trend which we expect will continue to impact us throughout the remainder of the fiscal year.
     Lastly, a surge in the Canadian Dollar caused the loss of approximately $1.0 million in U.S. telephone survey work during the quarter for our Canadian operations, as their U.S. customers shifted telephone data collection to less costly off-shore sources. We expect that this trend will reverse itself during the remainder of the fiscal year if the U.S. Dollar continues to strengthen relative to the Canadian Dollar.
     On the positive side, the transition to Internet-based research continues on a worldwide basis, driving strong organic Internet-based revenue growth in all regions. This growth was most evident in our European operations, where organic Internet-based revenue grew 47% for the quarter when compared with the same prior year period.
     Harmonization efforts in connection with our recent acquisitions in Germany, Canada and Asia continue smoothly as evidenced by growth within those areas. Although these acquisitions all occurred within the last twelve months, the short-

term results appear to confirm the viability of our globalization strategy.
Business Combinations
     Decima Research
     On August 16, 2007, we, along with 2144798 Ontario Inc. (our wholly-owned, indirect subsidiary, “Canco”), a corporation incorporated under the laws of the Province of Ontario, Canada, and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) entered into a Share Purchase Agreement dated August 16, 2007 pursuant to which Canco purchased 100% of the outstanding shares of Decima.
     We believe that this acquisition will allow us to expand our presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors served by Decima include financial services, telecommunications, public affairs and tourism/recreation/gaming.
     Marketshare
     On August 16, 2007, Harris Interactive International (“HII”), Harris Interactive Asia Limited, (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”) entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007, pursuant to which Harris Asia purchased 100% of the issued share capital of Marketshare and Marketshare Pte.
     We believe that this acquisition will provide access into the rapidly growing Asia/Pacific market and serve as a platform for continued acquisitive growth in the region. Key sectors served by Marketshare include retail, financial services, technology and travel/tourism.
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
Restructuring
      Fiscal 2007
     During the fourth quarter of fiscal 2007, we recorded $0.3 million in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of our cost structure with the operational needs of the business. We negotiated an amendment to the lease agreement for our Reston, Virginia office, which resulted in a reduction of the square footage of rented space at that office by 5,192 square feet in exchange for a payment of $0.2 million to the landlord, and contingent upon the landlord entering into a lease for the aforementioned space, which subsequently occurred in June 2007. As a result of the amendment, our lease obligation over the remaining term of the lease was reduced by approximately $0.5 million from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $0.3 million over the remaining lease term.
     We also reduced the staff of our U.S. operations by 6 full-time equivalents and incurred $0.1 million in severance charges, all of involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007.

     The following table summarizes activity with respect to the restructuring charges for the fiscal 2007 plan during the six months ended December 31, 2007 (amounts in thousands):

		Lease
	Severance	Commitments	Total
Remaining reserve at July 1, 2007	$62	$—	$62
Cash payments during fiscal 2008	(62)	—	(62)

Remaining reserve at December 31, 2007	$—	$—	$—

     Further financial information regarding our fiscal 2007 plan is included in Note 6, “Restructuring Charges,” to our unaudited consolidated financial statements contained in this Form 10-Q.
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

     During the six months ended December 31, 2007, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007, except as follows:
      HIpoints Loyalty Program
     In July 2001, we initiated HIpoints, a loyalty program designed to reward respondents who register for our panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product portfolio at any time prior to expiration. We maintain a reserve for obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on our actual redemption rates since the inception of the program. An actual rate that differs from the expected redemption rate could have a material impact on the results of our operations.
     Prior to December 2007, points under the HIpoints program expired after one year of account inactivity. In December 2007, we modified the expiration parameters of the program such that points now expire after nine months of account inactivity and tightened the rules around expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in a $0.8 million reduction in our reserve for obligations with respect to future redemption of outstanding points during the three months ended December 31, 2007, which was recorded in the “Cost of services” line item of our unaudited consolidated statement of operations.
     All other aspects of the HIpoints program as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 remain unchanged.
Results of Operations
     Three Months Ended December 31, 2007 Versus Three Months Ended December 31, 2006
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2007 and 2006, respectively:

	2007	%	2006	%
Revenue from services	$62,715	100.0%	$55,735	100.0%
Cost of services	30,468	48.6	26,616	47.8

Gross profit	32,247	51.4	29,119	52.2
Operating expenses:
Sales and marketing	6,151	9.8	5,316	9.5
General and administrative	20,128	32.1	16,917	30.4
Depreciation and amortization	2,614	4.2	1,606	2.9
Gain on sale of assets	—	—	(410)	0.7

Operating income	3,354	5.3	5,690	10.2
Interest and other income	307	0.5	615	1.1
Interest expense	(523)	(0.8)	(5)	0.0

Income from continuing operations before taxes	3,138	5.0	6,300	11.3

Provision for income taxes	1,112	1.8	2,719	4.9

Income from continuing operations	2,026	3.2	3,581	6.4
Income from discontinued operations, net of tax	—	—	43	0.1

Net income	$2,026	3.2	$3,624	6.5

     Revenue from services. Revenue from services increased by $7.0 million to $62.7 million for the three months ended December 31, 2007, an increase of 12.5% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     North American revenue increased by $4.4 million to $46.7 million for the three months ended December 31, 2007, an increase of 10.3% over the same prior year period. For the three months ended December 31, 2007, North American revenue was comprised of:

•	Revenue from U.S. operations of $40.2 million, down 5.0% compared with $42.3 million for the same prior year period. The decline in U.S. revenue was impacted by revenue declines in the following industry groups:
•	Technology, as a result of shifts in timing of performance for certain projects and a contract reduction with a large client,

•	Public Affairs and Policy, as a result of prior year projects that did not reoccur in the current year, which were partially offset by new business, and

•	Healthcare, as a result of the same factors discussed above that caused the decline in bookings during the quarter.
•	Revenue from Canadian operations of $6.5 million, all of which was attributable to our August 2007 acquisition of Decima.
     European revenue increased by $1.6 million to $15.0 million for the three months ended December 31, 2007, an increase of 12.3% over the same prior year period. For the three months ended December 31, 2007, European revenue was comprised of:
•	$11.1 million from our U.K operations, compared with $11.6 million for the same prior year period. The decline in U.K. revenue was principally due to prior year projects that were not renewed in the current year, and

•	$4.0 million from our French and German operations, compared with $1.8 million from our French operations for the same prior year period. The increase in revenue from these operations was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $2.0 million in incremental revenue in the second fiscal quarter.
European revenue for the three months ended December 31, 2007 included a favorable impact of $0.9 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.
     Revenue from Internet-based services was $39.2 million or 62.5% of total revenue for the three months ended December 31, 2007, compared with $32.4 million or 58.2% of total revenue for the same prior year period. On a geographic basis:
•	North American Internet-based revenue was $31.4 million or 67.3% of total North American revenue for the three months ended December 31, 2007, compared with $28.4 million or 67.1% of total North American revenue for the same prior year period. North American Internet-based revenue was comprised of the following:
•	U.S. Internet-based revenue of $29.8 million or 74.2% of total U.S. revenue for the three months ended December 31, 2007, compared with $28.4 million or 67.1% of total U.S. revenue for the same prior year period. The increase from the same prior year period is due to our focus on winning large studies which can be performed online.

•	Canadian Internet-based revenue of $1.6 million or 24.5% of total Canadian revenue for the three months ended December 31, 2007, all attributable to our August 2007 acquisition of Decima. We will continue to focus on growing Internet-based revenue in our Canadian operations throughout the remainder of fiscal 2008 and beyond.
•	European Internet-based revenue was $7.7 million or 51.5% of total European revenue for the three months ended December 31, 2007, compared with $4.0 million or 30.0% of total European revenue for the same prior year period. European Internet-based revenue was comprised of the following:
•	U.K. Internet-based revenue of $4.2 million or 37.8% of total U.K. revenue for the three months ended December 31, 2007, compared with $2.4 million or 20.7% of total U.K. revenue for the same prior year period. The increase in U.K. Internet-based revenue was driven by our continued emphasis on marketing and selling Internet-based research, as well as the ongoing transition to Internet-based research throughout Europe.
•	French and German Internet-based revenue of $3.6 million or 90.0% of total French and German revenue for the three months ended December 31, 2007, compared with $1.6 million or 90.0% of total French revenue for the same prior year period. The increase in French and German Internet-based revenue was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $1.8 million in incremental Internet-based revenue in the quarter.
     Gross profit. Gross profit was $32.2 million or 51.4% of total revenue for the three months ended December 31, 2007, compared with $29.1 million or 52.2% of total revenue for the same prior year period. Gross profit was principally impacted by the mix of projects during the quarter when compared with the same prior year period. Additionally, gross profit was favorably impacted by the $0.8 million reduction in our reserve for obligations with respect to future redemption of outstanding points under our HIpoints program discussed above. We expect that the changes made to the program will provide additional ongoing savings.
     Sales and marketing. Sales and marketing expense was $6.2 million or 9.8% of total revenue for the three months ended December 31, 2007, compared with $5.3 million or 9.5% of total revenue for the same prior year period. Sales and marketing expense was principally impacted by:
•	$0.6 million in incremental sales and marketing expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions, and

•	$0.3 million in incremental expense as a result of an increase in the time spent by our sales and professional staff on selling and proposal generation.
     Sales and marketing expense includes labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts.
     General and administrative. General and administrative expense increased to $20.1 million or 32.1% of total revenue for the three months ended December 31, 2007, compared with $16.9 million or 30.4% of total revenue for the same prior year period. General and administrative expense increased due to $3.9 million in incremental general and administrative expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions.
     General and administrative expense includes the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.
     Depreciation and amortization. Depreciation and amortization was $2.6 million or 4.2% of total revenue for the three months ended December 31, 2007, compared with $1.6 million or 2.9% of total revenue for the same prior year period. The increase in depreciation and amortization was principally the result of $0.8 million in incremental depreciation and amortization expense attributable to our MediaTransfer, Decima and Marketshare acquisitions.
     Gain on sale of assets. There were no gains on the sale of assets for the three months ended December 31, 2007. Gain on sale of assets held for sale for the same prior year period consisted solely of a $0.4 million gain realized on the December 2006 sale of our Stockport facility.
     Interest and other income. Interest and other income was $0.3 million or 0.5% of total revenue for the three months ended December 31, 2007, compared with $0.6 million or 1.1% of total revenue for the same prior year period. The decrease in interest and other income was due to a decrease in cash and marketable securities from $54.0 million at December 31, 2006 to $33.3 million at December 31, 2007.
     Interest expense. Interest expense was $0.5 million or 0.8% of total revenue for the three months ended December 31, 2007, compared with essentially no interest expense for the same prior year period. The increase in interest expense is the result of our outstanding debt at the end of the quarter compared with the same prior year period, in which we did not have any outstanding debt.

     Income taxes. We recorded an income tax provision of $1.1 million for the three months ended December 31, 2007, compared with $2.7 million for the same prior year period. Our effective tax rate for the three months ended December 31, 2007 was 35.4%, compared with 43.2% for the same prior year period. While our effective tax rate for the full year is anticipated to be 44.2%, our effective tax rate for the quarter was lower as a result of $0.3 million of favorable discrete items due to tax rate changes in certain of our foreign jurisdictions.
     Our effective tax rate may be impacted in the future by several factors including, but not limited to, changes in our legal entity structure, expansion of our global footprint and the nature of future investment decisions.
     Six Months Ended December 31, 2007 Versus Six Months Ended December 31, 2006
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2007 and 2006, respectively:

	2007	%	2006	%
Revenue from services	$117,902	100.0%	$102,948	100.0%
Cost of services	57,696	48.9	49,093	47.7

Gross profit	60,206	51.1	53,855	52.3
Operating expenses:
Sales and marketing	11,838	10.0	9,975	9.7
General and administrative	38,477	32.6	34,252	33.3
Depreciation and amortization	4,904	4.2	3,316	3.2
Gain on sale of assets	—	—	(410)	0.4

Operating income	4,987	4.2	6,722	6.5
Interest and other income	679	0.6	1,193	1.2
Interest expense	(962)	(0.8)	(5)	0.0

Income from continuing operations before taxes	4,704	4.0	7,910	7.7

Provision for income taxes	1,658	1.4	3,392	3.3

Income from continuing operations	3,046	2.6	4,518	4.4
Income from discontinued operations, net of tax	124	0.1	38	0.0

Net income	$3,170	2.7	$4,556	4.4

     Revenue from services. Revenue from services increased by $15.0 million to $117.9 million for the six months ended December 31, 2007, an increase of 14.5% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     North American revenue increased by $10.5 million to $88.7 million for the six months ended December 31, 2007, an increase of 13.5% over the same prior year period. For the six months ended December 31, 2007, North American revenue was comprised of:
•	Revenue from U.S. operations of $78.1 million, essentially flat with $78.2 million for the same prior year period.

•	Revenue from Canadian operations of $10.6 million as a result of our August 2007 acquisition of Decima.
     European revenue increased by $3.1 million to $27.9 million for the six months ended December 31, 2007, an increase of 12.6% over the same prior year period. For the six months ended December 31, 2007, European revenue was comprised of:
•	$20.6 million from our U.K operations, compared with $21.5 million for the same prior year period. The decline in U.K. revenue was principally due to prior year projects that were not renewed in the current year.

•	$7.3 million from our French and German operations, compared with $3.3 million for the same prior year period. The increase in revenue from these operations was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $3.7 million in incremental revenue.
European revenue for the six months ended December 31, 2007 included a favorable impact of $1.7 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.

     Revenue from Internet-based services was $73.3 million or 62.2% of total revenue for the six months ended December 31, 2007, compared with $61.3 million or 59.6% of total revenue for the same prior year period. On a geographic basis:
•	North American Internet-based revenue was $59.2 million or 66.7% of total North American revenue for the six months ended December 31, 2007, compared with $52.8 million or 67.6% of total North American revenue for the same prior year period. North American Internet-based revenue was comprised of the following:
•	U.S. Internet-based revenue of $56.9 million or 72.9% of total U.S. revenue for the six months ended December 31, 2007, compared with $52.8 million or 67.6% of total U.S. revenue for the same prior year period. The increase from the same prior year period is due to our focus on winning large studies which can be performed online.

•	Canadian Internet-based revenue of $2.2 million or 21.0% of total Canadian revenue for the six months ended December 31, 2007. We will continue to focus on growing Internet-based revenue in our Canadian operations throughout the remainder of fiscal 2008 and beyond.
•	European Internet-based revenue was $14.1 million or 50.6% of total European revenue for the six months ended December 31, 2007, compared with $8.5 million or 34.3% of total European revenue for the same prior year period. European Internet-based revenue was comprised of the following:
•	U.K. Internet-based revenue of $7.5 million or 36.7% of total U.K. revenue for the six months ended December 31, 2007, compared with $5.6 million or 25.9% of total U.K. revenue for the same prior year period. The increase in U.K. Internet-based revenue was driven by our continued emphasis on marketing and selling Internet-based research in Europe, as well as the ongoing transition to Internet-based research in the European market.

•	French and German Internet-based revenue of $6.6 million or 90.0% of total French and German revenue for the six months ended December 31, 2007, compared with $2.9 million or 90% of total French revenue for the same prior year period. The increase in French and German Internet-based revenue was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $3.3 million in incremental Internet-based revenue for the first six months of fiscal 2008.
     Gross profit. Gross profit was $60.2 million or 51.1% of total revenue for the six months ended December 31, 2007, compared with $53.9 million or 52.3% of total revenue for the same prior year period. Gross profit was principally impacted by the mix of projects during the quarter when compared with the same prior year period. Additionally, gross profit was favorably impacted by the $0.8 million reduction in our reserve for obligations with respect to future redemption of outstanding points under our HIpoints program discussed above. We expect that the changes made to the program will provide additional ongoing savings.
     Sales and marketing. Sales and marketing expense was $11.8 million or 10.0% of total revenue for the six months ended December 31, 2007, compared with $10.0 million or 9.7% of total revenue for the same prior year period. The increase in sales and marketing expense was principally due to:
•	$0.9 million in incremental sales and marketing expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions; and

•	$0.9 million in incremental expense as a result of an increase in the time spent by our sales and professional staff on selling and proposal generation.
     Sales and marketing expense includes labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts.
     General and administrative. General and administrative expense increased to $38.5 million or 32.6% of total revenue for the six months ended December 31, 2007, compared with $34.3 million or 33.3% of total revenue for the same prior year period. General and administrative expense was principally impacted by the following:

•	$5.7 million in incremental general and administrative expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions;

•	$1.5 million decrease in overall general administrative expenses as a result of our continued focus on controlling costs.
     General and administrative expense includes the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.
     Depreciation and amortization. Depreciation and amortization was $4.9 million or 4.2% of total revenue for the six months ended December 31, 2007, compared with $3.3 million or 3.2% of total revenue for the same prior year period. The increase in depreciation and amortization was principally the result of $1.4 million in incremental depreciation and amortization expense attributable to our MediaTransfer, Decima and Marketshare acquisitions.
     Gain on sale of assets. There were no gains on the sale of assets for the six months ended December 31, 2007. Gain on sale of assets held for sale for the same prior year period consisted solely of a $0.4 million gain realized on the December 2006 sale of our Stockport facility.
     Interest and other income. Interest and other income was $0.7 million or 0.6% of total revenue for the six months ended December 31, 2007, compared with $1.2 million or 1.2% of total revenue for the same prior year period. The decrease in interest and other income was due to a decrease in cash and marketable securities from $54.0 million at December 31, 2006 to $33.3 million at December 31, 2007.
     Interest expense. Interest expense was $1.0 million or 0.8% of total revenue for the six months ended December 31, 2007, compared with essentially no interest expense for the same prior year period. The increase in interest expense was the result of our outstanding debt at the end of the quarter compared with the same prior year period, in which we did not have any outstanding debt.
     Income taxes. We recorded an income tax provision of $1.7 million for the six months ended December 31, 2007, compared with $3.4 million for the same prior year period. Our effective tax rate for the six months ended December 31, 2007 was 35.2%, compared with 42.9% for the same prior year period. While our effective tax rate for the full year is anticipated to be 44.2%, our effective tax rate for the fiscal year-to-date was lower as a result of a $0.4 million of favorable discrete items due to tax rate changes in certain of our foreign jurisdictions.
     Our effective tax rate may be impacted in the future by several factors including, but not limited to, changes in our legal entity structure, expansion of our global footprint and the nature of future investment decisions.
Significant Factors Affecting Our Performance
     Our Revenue Mix and Gross Profitability
     We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects contain three specific phases: survey design, data collection and data analysis. Generally, the costs of a project are spread evenly across those three phases.
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
     Seasonality
     Being project-based, our business has historically exhibited moderate seasonality. Revenue generally tends to ramp upward during the fiscal year, with fiscal Q1 (ending September 30), particularly the vacation-heavy months of July and August, generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly below Q2 revenue. Fiscal Q4 (ending June 30) typically yields the highest revenue of the year. Although trends in any particular year may vary from the norm, given our historic seasonality, we manage our business based on an annual business cycle. Consistent with this thinking, trailing twelve-month data for certain of our key operating metrics is presented in the table below in “Our Ability to Measure Our Performance”. These data are derived from the quarterly key operating metrics data presented in the current and prior periods.
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
     For the three months ended December 31, 2007 and the last four fiscal quarters, key operating metrics for continuing operations were as follows (U.S. Dollar amounts in millions):

	Q2	Q3	Q4	Q1	Q2
	FY2007	FY2007	FY2007	FY2008	FY2008
Internet Revenue (% of total revenue)	58%	60%	63%	62%	62%
North American Internet Revenue (% of North American revenue)	67%	68%	73%	66%	67%
European Internet Revenue (% of European revenue)	30%	30%	35%	50%	51%
Cash & Marketable Securities	$54.0	$29.1	$33.3	$24.1	$33.3
Bookings	$65.7	$57.6	$50.9	$50.8	$68.2
Ending Sales Backlog	$64.6	$70.4	$64.9	$67.4	$72.8
Average Billable Full Time Equivalents (FTEs)	719	728	712	766	821
Days of Sales Outstanding (DSO)	43 days	35 days	43 days	49 days	43 Days
Utilization	61%	64%	68%	62%	62%
Bookings to Revenue Ratio	1.18	1.11	0.89	0.92	1.09
     Since our business has moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at December 31, 2007, and at the last four fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Dec 06	Mar 07	Jun 07	Sep 07	Dec 07
Consolidated Revenue	$213.1	$213.5	$211.8	$219.8	$226.8
Internet Revenue (% of total revenue)	59%	59%	60%	61%	62%
North American Internet Revenue (% of North American revenue)	67%	67%	69%	69%	69%
European Internet Revenue (% of European revenue)	32%	32%	34%	36%	42%
Total Bookings	$220.7	$213.0	$217.1	$225.0	$227.4
Average Billable Full Time Equivalents (FTEs)	715	720	720	731	757
Utilization	63%	63%	63%	64%	64%
Bookings to Revenue Ratio	1.04	1.00	1.03	1.02	1.00

     Additional information regarding each of the key operating metrics noted above is as follows:
     Bookings are defined as the contract value of revenue-generating projects expected to take place during the next four fiscal quarters for which a firm client commitment was received during the current period, less any adjustments to prior period bookings due to contract value adjustments or project cancellations during the current period.
     Bookings for the three months ended December 31, 2007 were $68.2 million, compared with $65.7 million for the same prior year period. The increase in bookings is principally the result of $9.5 million in bookings from Decima, MediaTransfer and Marketshare, offset by the declines in Healthcare and Financial Services bookings noted above.
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
     Ending sales backlog of $72.8 million at December 31, 2007 represented a 12.7% increase compared with the ending sales backlog for the same prior year period. The increase in sales backlog is entirely the result of $8.4 million in sales backlog contributed by our Decima, MediaTransfer and Marketshare operations.
     Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time, and improve utilization and profitability.
     Billable FTE’s for the three months ended December 31, 2007 were 821, compared with 719 billable FTE’s reported for the same prior year period. The 14.2% increase in billable FTEs when compared with the same prior year period is directly related to the 12.5% increase over the same prior year period in revenue from services.
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
     DSO for the three months ended December 31, 2007 was 43 days, consistent with the same prior year period.
     Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.
     Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Utilization for the three months ended December 31, 2007 was 62%, essentially flat when compared with 61% for the same prior year period.

Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Material changes in financial condition from June 30, 2007 to December 31, 2007 included changes in:
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
     Cash and Cash Equivalents
     The following table sets forth net cash provided by operating activities, net cash (used in) provided by investing activities and net cash provided by (used in) financing activities, for the six months ended December 31 (amounts in thousands):

	2007	2006
Net cash provided by operating activities	$12,769	$10,259
Net cash (used in) provided by investing activities	(18,013)	22,050
Net cash provided by (used in) financing activities	9,668	(12,455)
     Net cash provided by operating activities. Net cash provided by operating activities increased by $2.5 million to $12.8 million for the six months ended December 31, 2007, compared with $10.3 million for the same prior year period. The increase is principally the result of timing of cash receipts for outstanding receivables during the quarter compared with the same prior year period.
     Net cash (used in) provided by investing activities. Net cash used in investing activities was $18.0 million for the six months ended December 31, 2007, compared with $22.1 million provided by investing activities for the same prior year period. This change is the result of $21.0 million in net cash paid in connection with our Decima and Marketshare acquisitions, offset by $4.4 million in net cash generated from maturities and sales of marketable securities.
     Net cash provided by (used in) financing activities. Net cash provided by financing activities was $9.7 million for the six months ended December 31, 2007, compared with $12.5 million used in financing activities for the same prior year period. This change is the result of $14.5 million in net proceeds from borrowings, which were used to fund a portion of the consideration for our acquisitions of Decima and Marketshare, offset by $5.2 million in payments on outstanding borrowings. Comparatively, $13.3 million was used during the same prior year period to fund repurchases of our common stock under the Repurchase Program.
     Working Capital
     At December 31, 2007, we had cash and cash equivalents of $33.3 million, consistent with $33.3 million in cash, cash equivalents and marketable securities at June 30, 2007. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our investments and planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. In addition, if we acquire additional businesses, we likely will be required to seek additional funding through public or private financing or other arrangements. Based upon our current credit facilities, relationships with financial institutions and financial condition, we believe that adequate funds will be available to support all of our investments and activities, including acquisitions, on reasonable terms, but if sufficient funds are not available when needed or on favorable terms, it could have a material adverse effect on our business and results of operations.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2008, our capital expenditures are expected to be approximately $5.0 million. We believe that cash generated from our operations and the cash and cash equivalents we held at December 31, 2007 will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
     In order to continue to generate revenue, we must continually develop new business, both for growth and to replace non-renewed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, if economic conditions decline in any of our markets, our ability to generate revenue may be adversely impacted.
     Share Repurchase Program
     Pursuant to the Repurchase Program authorized by our Board on May 3, 2006, as amended on January 31 and May 2, 2007, we repurchased 10.3 million shares of our common stock at an average price per share of $5.52 for an aggregate purchase price of $57.0 million. All repurchased shares were subsequently retired. The Repurchase Program expired on December 31, 2007. We did not repurchase any shares of our common stock under the Repurchase Program during the six months ended December 31, 2007.
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
     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $0.6 million each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. The required principal repayments of Term Loans A, B and C for the remaining six months of fiscal 2008 and for each of the five succeeding fiscal years are set forth in Note 10, “Borrowings,” to our unaudited consolidated financial statements contained in this Form 10-Q.

     We have elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At December 31, 2007, the applicable LIBOR interest rate was 4.83%. Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. We anticipate that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At December 31, 2007, we recorded a liability of $0.9 million in the “Other liabilities” line item of our unaudited consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the six months ended December 31, 2007. The additional spread applicable to the interest rates at December 31, 2007 was 0.875%, resulting in an aggregate interest rate at December 31, 2007 of 5.955%.
     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires us to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At December 31, 2007, we were in compliance with all covenants under the Credit Agreement.
     We may freely transfer assets and incur obligations among its domestic subsidiaries that are guarantors of its obligations related to the Credit Facilities, and its first tier foreign subsidiaries with respect to which it has delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. Our domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. have guaranteed our obligations under the Credit Facilities.
Off-Balance Sheet Arrangements and Contractual Obligations
     At December 31, 2007, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     On July 1, 2007, we adopted FIN No. 48. It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Further financial information regarding our unrecognized tax benefits is included in Note 14, “Income Taxes,” to our unaudited consolidated financial statements contained in this Form 10-Q.
     There have been no material changes outside the ordinary course of business during the three months ended December 31, 2007 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007, other than those described in “Credit Facilities” above.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
     See Note 4, “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently adopted and recently issued but not yet adopted accounting pronouncements on our unaudited consolidated financial statements at December 31, 2007, for the six months then ended, as well as the expected impact on our consolidated financial statements for future periods.
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
Interest Rate Exposure
     At December 31, 2007, we had outstanding debt under our Credit Facilities of $32.9 million. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21,

2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is adjusted quarterly based upon the Company’s leverage ratio.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, the approximate increase in cash required for interest at December 31, 2007 is $0.3 million. Each 1% increase from prevailing interest rates at December 31, 2007 would have increased the fair value of the interest rate swap by $0.7 million and each 1% decrease from prevailing interest rates at December 31, 2007 would have decreased the fair value of the interest rate swap by $0.7 million.
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
     Foreign exchange transaction gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of transaction gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size and profitability of our foreign operations in comparison to our consolidated operations. However, if the size and operating profits of our international operations increase and we continue to expand globally, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
     We performed a sensitivity analysis at December 31, 2007. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We issued and sold an aggregate of 28,000 shares of our common stock during the three months ended December 31, 2007, upon the exercise of options granted under our 1997 stock option plan, for an aggregate cash consideration of less than $0.1 million. As to persons who were issued the common stock described in this paragraph, we relied on the exemption from registration provided by Rule 701(b) under the Securities Act of 1933, as amended. Each person was granted an option to purchase shares of our common stock pursuant to a written contract between such person and us, and we were eligible to use Rule 701 at the time the options herein reported as exercised were originally granted.
     We did not repurchase any shares of our common stock, under the Repurchase Program or otherwise, during the three months ended December 31, 2007.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     The 2007 annual meeting of stockholders was held on October 30, 2007. The following matters were voted upon and received the votes set forth below:
     The individuals named below were re-elected to three-year terms as directors.

	Votes Cast
		Withheld
Director	For	Authority
Mr. Stephen D. Harlan	45,058,654	1,662,287
Mr. Howard L. Shecter	44,831,190	1,889,751
Mr. Antoine G. Treuille	45,015,925	1,705,016
Directors continuing in office and not up for election were Leonard R. Bayer, George Bell, David Brodsky, Gregory T. Novak and James R. Riedman.
     A proposal to approve the Company’s 2007 Long Term Incentive Plan was approved. The voting results for this proposal were as follows:

For	42,411,227	Against	4,233,080	Abstain	76,721
     A proposal to approve the Company’s 2007 Employee Stock Purchase Plan was approved. The voting results for this proposal were as follows:

For	37,587,112	Against	1,135,146	Abstain	19,551

     A proposal to ratify PricewaterhouseCoopers as the Company’s independent auditors was approved. The voting results for this proposal were as follows:

For	45,549,039	Against	1,138,542	Abstain	33,447
Item 5 — Other Information
     On February 8, 2008, the Company entered into Employment Agreement Amendment 1 with its President and Chief Executive Officer, Gregory T. Novak. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4. Changes to the agreement include modification of the severance paid to Mr. Novak, to include two times his then base salary plus two times his then target performance bonus, if his employment is terminated without cause or for good reason within one year after a change in control (a so-called double trigger event). Mr. Novak also will receive an amount equal to any related excise tax payable pursuant to Section 280G of the Internal Revenue Code (“IRC”) as well as a gross-up amount necessary to offset all taxes incurred by reason of the excise tax reimbursement. The Amendment additionally includes technical changes to make clear that the various circumstances for payments to Mr. Novak under his agreement will not result in imposition of excise taxes under Section 409A of the IRC.
     On February 8, 2008, the Company entered into Employment Agreement Amendment 1 with its Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, Ronald E. Salluzzo. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5. Changes to the agreement include modification of the severance paid to Mr. Salluzzo, to include one and one-half times his then base salary plus one and one-half times his then target performance bonus, if his employment is terminated without cause or for good reason within one year after a change in control (a so-called double trigger event). The Amendment additionally includes technical changes to make clear that the various circumstances for payments to Mr. Salluzzo under his agreement will not result in imposition of excise taxes under Section 409A of the IRC.
Item 6 — Exhibits

10.1*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.2*	Form of Restricted Stock Agreement — Non-Employee Directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.3*	Form of Restricted Stock Agreement — Employees (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.4*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008.

10.5*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2008	Harris Interactive Inc.
	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.2*	Form of Restricted Stock Agreement — Non-Employee Directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.3*	Form of Restricted Stock Agreement — Employees (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.4*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008.

10.5*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement