Form 10-Q
period 2008-03-31
HARRIS INTERACTIVE INC
filed 2008-05-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     On May 5, 2008, 53,663,479 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,234	$28,911
Marketable securities	—	4,418
Accounts receivable, net	34,570	34,794
Unbilled receivables	10,883	9,938
Prepaid expenses and other current assets	9,341	6,964
Deferred tax assets	3,633	3,754
Assets held for sale	—	1,074

Total current assets	89,661	89,853

Property, plant and equipment, net	12,001	9,902
Goodwill	129,331	115,466
Other intangibles, net	24,048	11,788
Deferred tax assets	11,137	13,628
Other assets	2,531	1,401

Total assets	$268,709	$242,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,972	$8,079
Accrued expenses	22,143	22,198
Current portion of long-term debt	6,925	19,625
Deferred revenue	19,207	17,575
Liabilities held for sale	—	330

Total current liabilities	55,247	67,807

Long-term debt	24,238	—
Deferred tax liabilities	4,379	859
Other long-term liabilities	3,074	1,016
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2008 and June 30, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,670,829 shares issued and outstanding at March 31, 2008 and 52,833,874 shares issued and outstanding at June 30, 2007	53	53
Additional paid-in capital	181,534	177,169
Accumulated other comprehensive income	9,339	5,392
Accumulated deficit	(9,155)	(10,258)

Total stockholders’ equity	181,771	172,356

Total liabilities and stockholders’ equity	$268,709	$242,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue from services	$57,322	$51,748	$175,224	$154,696
Operating expenses:
Cost of services	28,914	26,511	87,373	76,324
Sales and marketing	5,806	5,642	17,643	15,617
General and administrative	21,172	16,945	59,651	51,197
Depreciation and amortization	2,161	1,225	6,304	3,821
Gain on sale of assets	—	—	—	(410)
Restructuring charges	1,138	—	1,138	—

Total operating expenses	59,191	50,323	172,109	146,549

Operating income (loss)	(1,869)	1,425	3,115	8,147
Interest and other income	230	580	909	1,773
Interest expense	(514)	(5)	(1,477)	(10)

Income (loss) from continuing operations before income taxes	(2,153)	2,000	2,547	9,910
Provision (benefit) for income taxes	(20)	879	1,638	4,271

Income (loss) from continuing operations	(2,133)	1,121	909	5,639
Income from discontinued operations (including gain on disposal of $220 during nine months ended March 31, 2008), net of provision for income taxes	—	35	124	73

Net income (loss)	$(2,133)	$1,156	$1,033	$5,712

Basic net income (loss) per share:
Continuing operations	$(0.04)	$0.02	$0.02	$0.10
Discontinued operations	—	0.00	0.00	0.00

Basic net income (loss) per share	$(0.04)	$0.02	$0.02	$0.10

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.02	$0.02	$0.10
Discontinued operations	—	0.00	0.00	0.00

Diluted net income (loss) per share	$(0.04)	$0.02	$0.02	$0.10

Weighted-average shares outstanding — basic	52,923,113	57,438,567	52,776,473	58,504,441

Weighted-average shares outstanding — diluted	52,923,113	57,707,097	52,989,003	58,760,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,033	$5,712
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	7,447	4,936
Deferred taxes	2,096	1,861
Stock-based compensation	3,142	2,849
401(k) matching contribution	951	969
Amortization of deferred financing costs	80	—
Amortization of discount on marketable securities	—	(36)
Gain on sale of discontinued operations and assets held for sale	(220)	(410)
Non-cash restructuring charges	927	—
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	5,654	3,586
Unbilled receivables	1,410	1,993
Prepaid expenses and other current assets	(2,602)	(2,053)
Other assets	(304)	(39)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(4,073)	(3,408)
Accrued expenses	(3,273)	(3,284)
Deferred revenue	923	2,138
Other liabilities	313	(1,855)
Net cash (used in) provided by operating activities of discontinued operations	(61)	58

Net cash provided by operating activities	13,443	13,017

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(21,727)	—
Proceeds from sale of discontinued operations and assets held for sale	219	1,273
Purchases of marketable securities	(15,000)	(58,651)
Proceeds from maturities and sales of marketable securities	19,420	99,594
Capital expenditures	(2,417)	(2,914)
Net cash used in investing activities of discontinued operations	(21)	—

Net cash (used in) provided by investing activities	(19,526)	39,302

Cash flows from financing activities:
Repurchases of common stock	—	(40,752)
Increase in borrowings, net of financing costs	14,525	—
Repayment of borrowings	(6,917)	—
Proceeds from exercise of employee stock options and employee stock purchases	296	1,229
Excess tax benefits from share-based payment awards	33	253

Net cash provided by (used in) financing activities	7,937	(39,270)

Effect of exchange rate changes on cash and cash equivalents	469	223

Net increase in cash and cash equivalents	2,323	13,272
Cash and cash equivalents at beginning of period	28,911	11,465

Cash and cash equivalents at end of period	$31,234	$24,737

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
     Previously, cost of services did not include amortization of internally developed software, as such amounts were included in depreciation and amortization. Such amounts are included in cost of services in the accompanying unaudited consolidated statements of operations for the three and nine months ended March 31, 2008, and previously reported amounts for the three and nine months ended March 31, 2007 have been reclassified in the accompanying unaudited consolidated statements of operations to conform to the current presentation with the following effect:

	Three Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2007
Cost of services:
Previously reported	$26,132	$75,225
Reclassification	379	1,099

As reclassified	$26,511	$76,324

Depreciation and amortization:
Previously reported	$1,604	$4,920
Reclassification	(379)	(1,099)

As reclassified	$1,225	$3,821
3. Summary of Significant Accounting Policies
     During the nine months ended March 31, 2008, the Company had no changes to the significant accounting policies disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, except as follows:
      HIpoints Loyalty Program
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
     Prior to December 2007, points under the HIpoints program expired after one year of account inactivity. In December 2007, the Company modified the expiration parameters of the program such that points now expire after nine months of account inactivity and tightened the rules around expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in an approximately $800 reduction in the Company’s reserve for obligations with respect to future redemption of outstanding points during the three months ended December 31, 2007, which was recorded in the “Cost of services” line item of the Company’s unaudited consolidated statement of operations.
     All other aspects of the HIpoints program as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 remain unchanged.
4. Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
     FIN No. 48
     Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements. For further discussion regarding the impact of adoption of FIN No. 48 on the Company’s consolidated financial statements, see Note 13, “Income Taxes.”
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company will adopt SFAS No. 157 on July 1, 2008 for its financial assets and liabilities and on July 1, 2009 for its non-financial assets and non-financial liabilities, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
     SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.
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
5. Business Combinations
     Decima Research
     On August 16, 2007, the Company, along with 2144798 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (the Company’s wholly-owned, indirect subsidiary, “Canco”), and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) (such stockholders, collectively, the “Decima Sellers”) entered into a Share Purchase Agreement dated August 16, 2007 (the “Decima Purchase Agreement”) pursuant to which Canco purchased 100% of the outstanding shares (the “Decima Shares”) of Decima.
     This acquisition has allowed the Company to expand its presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors served by Decima include financial services, telecommunications, public affairs and tourism/recreation/gaming.
     The Decima Purchase Agreement provided for an aggregate up-front purchase price for the Decima Shares of CAD$22,400 (approximately US$21,300, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate), less the amount of Decima interest bearing debt at the time of closing (“Closing Debt”), and subject to increase or decrease to the extent the working capital of Decima at closing (“Closing Working Capital”) exceeded or fell below a target of CAD$2,700. The Closing Debt was repaid following the closing. The up-front purchase price was payable in cash, and based upon estimated Closing Debt and Closing Working Capital, resulted in a net adjusted cash up-front payment at closing of CAD$18,039 (approximately US$16,935, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate). The up-front purchase price was subject to further adjustment as the amounts of Closing Debt and Closing Working Capital are finally determined post-closing. Final determination of Closing Working Capital resulted in additional purchase price of US$272. CAD$2,000 (approximately US$1,948, based on the March 31, 2008 Canadian to U.S. Dollar conversion rate) was withheld from the up-front purchase price payment and placed in escrow to secure the Decima Sellers’ representations, warranties, and covenants. 50% of the escrowed amount, less Canco claims, will be released to the Decima Sellers on each of August 16, 2008 and November 16, 2008. Total transaction costs amounted to $952.
     In addition to the up-front purchase price, the Decima Purchase Agreement provided for contingent consideration in the form of (i) a short-term earn-out payment of CAD$2,000 (approximately US$1,948, based on the March 31, 2008 Canadian to U.S. Dollar conversion rate), if Decima EBITDA, subject to certain pre-closing and closing-related credits (the “Credits”), exceeds CAD$7,540 (approximately US$7,344, based on the March 31, 2008 Canadian to U.S. Dollar conversion rate), for the period between closing and February 16, 2009, and (ii) long-term earn-out payments (“Decima Long-Term Earn-Out”), uncapped, and targeted at an aggregate of CAD$15,000 (approximately US$14,610, based on the March 31, 2008 Canadian to U.S. Dollar conversion rate), based upon achievement of Decima historical growth and profitability levels. The Decima Long-Term Earn-Out is measured and paid based on performance during the periods ending on each of June 30, 2008, 2009, 2010, 2011, and 2012. Contingent payments under the earn-out arrangements described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made.
     This acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations, and was included in the Company’s consolidated financial statements effective August 1, 2007. The Company recorded $8,361 in goodwill, $11,858 in intangible assets and a deferred tax liability of $3,915 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, an Internet respondent database, and trade names with assigned values of $11,617, $145, and $96, respectively, and useful lives (in years) of 10, 2 and 1, respectively.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$6,441
Property, plant and equipment	3,011
Goodwill	8,361
Intangible assets	11,858
Deferred tax assets	198

Total assets acquired	$29,869

Current liabilities	$(7,842)
Other liabilities	(47)
Deferred tax liability	(3,915)

Total liabilities assumed	$(11,804)

Net assets acquired	$18,065

     Unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2008 are not presented to give effect to the Decima acquisition as if it had occurred on July 1, 2007, as the acquisition was not significant.
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
     This acquisition has provided access into the rapidly growing Asia/Pacific market and will serve as a platform for continued acquisitive growth in the region. Key sectors served by Marketshare include retail, financial services, technology and travel/tourism.

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
     In addition to the up-front purchase price, the Marketshare Purchase Agreement provided for contingent consideration in the form of long-term earn-out payments (“Marketshare Long-Term Earn-Out”). Marketshare Long-Term Earn-Out payments will be due if Marketshare and Marketshare Pte achieve growth and profitability expectations with respect to periods ending June 30 of each of 2008, 2009, 2010, 2011, and 2012. Such payments are targeted to total $1,800 but are contingent and uncapped. Contingent payments under the earn-out arrangement described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made.
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
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$355
Property, plant and equipment	140
Goodwill	2,117
Intangible assets	766
Other long-term assets	44

Total assets acquired	$3,422

Current liabilities	$(288)
Deferred tax liability	(136)

Total liabilities assumed	$(424)

Net assets acquired	$2,998

     Unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2008 are not presented to give effect to the Marketshare acquisition as if it had occurred on July 1, 2007, as the acquisition was not significant.
6. Restructuring Charges
     During the third quarter of fiscal 2008, the Company recorded $1,138 in restructuring charges directly related to its decisions made at various times during the quarter to close its telephone center in Orem, Utah by March 2008, strategically reduce headcount, and reduce leased space at its Grandville, Michigan and Norwalk, Connecticut offices. Each decision was designed to better align the Company’s cost structure with the evolving operational needs of the business.
     In connection with the Orem closure, the Company reduced its headcount by 26 full-time equivalents and incurred $166 in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in January 2008. Additionally, the Company incurred $120 in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions were completed by March 31, 2008. Cash payments in connection with the Orem closure will be completed in August 2008.
     An additional headcount reduction of 15 full-time equivalents occurred in February 2008 and resulted in $334 in one-time termination benefits, all of which involve cash payments. All actions associated with this headcount reduction were completed in February 2008, and cash payments in connection with the one-time termination benefits will be completed by September 2008.

     In connection with the leased space reductions in Grandville and Norwalk, the Company incurred $518 in contract termination charges related to the remaining operating lease obligations, all of which involve cash payments. All actions associated with the space reductions were completed in March 2008. Cash payments in connection with the remaining lease obligations will be completed by April 2015.
     The following table summarizes activity with respect to the fiscal 2008 restructuring activities for the nine months ended March 31, 2008:

	Balance,				Balance,
	July 1,	Costs	Cash	Non-Cash	March 31,
	2007	Incurred	Payments	Settlements	2008
Severance payments	$—	$500	$(207)	$—	$293
Lease obligations	—	638	(4)	(42)	592

	$—	$1,138	$(211)	$(42)	$885

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
     The revenue and income attributable to the operations of Rent and Recruit and reported in discontinued operations were as follows for the three and nine months ended March 31:

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue from services	$—	$806	$479	$2,451

Income (loss) from discontinued operations before income taxes	$—	$53	$(29)	$112
Gain on sale of discontinued operations before income taxes	—	—	220	—
Provision for income taxes	—	19	67	39

Income from discontinued operations, net of provision for income taxes	$—	$34	$124	$73

     The following assets and liabilities of Rent and Recruit were reported as assets and liabilities held for sale in the accompanying consolidated balance sheet for the fiscal year ended June 30:

2007
Accounts receivable, net	$535
Unbilled receivables, net	28
Prepaid expenses and other current assets	17
Property, plant and equipment	50
Goodwill	396
Deferred tax assets	48

Assets held for sale	$1,074

Accounts payable	$(212)

2007
Accrued expenses	(57)
Deferred revenue	(61)

Liabilities held for sale	$(330)

8. Goodwill
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2008 were as follows:

Balance at July 1, 2007	$115,466
Acquisition of Decima Research, Inc. (Note 5)	8,034
Acquisition of Marketshare (Note 5)	2,109
Foreign currency translation adjustments	3,598
Purchase accounting adjustments related to April 2007 acquisition of MediaTransfer	(306)
Purchase accounting adjustments related to August 2007 acquisition of Decima Research, Inc.	439
Purchase accounting adjustments related to August 2007 acquisition of Marketshare	8
Prior period purchase accounting adjustment of deferred taxes	(17)

Balance at March 31, 2008	$129,331

9. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization consisted of the following:

	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Book	Weighted-Average
	Amount	Amortization	Value	Amortization Period
Contract-based intangibles	$1,770	$1,760	$10	3.4 years
Internet respondent database	3,611	1,503	2,108	7.0 years
Customer relationships	22,127	4,007	18,120	9.5 years
Trade names	5,362	1,552	3,810	16.1 years

Total	$32,870	$8,822	$24,048

	June 30, 2007
	Gross		Net
	Carrying	Accumulated	Book	Weighted-Average
	Amount	Amortization	Value	Amortization Period
Contract-based intangibles	$1,761	$1,751	$10	3.4 years
Internet respondent database	2,341	783	1,558	8.0 years
Customer relationships	8,430	2,271	6,159	9.2 years
Trade names	5,033	972	4,061	17.1 years

Total	$17,565	$5,777	$11,788

	For the Three Months		For the Nine Months Ended
	Ended March 31,		March 31,
	2008	2007	2008	2007
Aggregate amortization expense	$868	$315	$2,828	$1,024

Estimated future amortization expense for the fiscal years ending June 30:
2008	$831

2009	$3,174

2010	$2,859

2011	$2,852

2012	$2,852

Thereafter	$11,480

10. Borrowings
     On September 21, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the Credit Agreement, the Lenders made available $100,000 in credit facilities (the “Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan”), and a multiple advance term loan commitment (“Multiple Advance Commitment”).
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
     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $600 each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. At March 31, 2008, the required principal repayments of Term Loans A, B and C for the remaining three months of fiscal 2008 and for each of the five succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Term Loan C	Total

2008	$600	$991	$140	$1,731
2009	2,400	3,965	560	6,925
2010	2,400	3,965	560	6,925
2011	2,400	3,965	560	6,925
2012	2,400	3,965	560	6,925
2013	600	992	140	1,732

	$10,800	$17,843	$2,520	$31,163

     The Company has elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At March 31, 2008, the applicable LIBOR interest rate was 2.70%. Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The additional spread applicable to the interest rates based on the Company’s leverage ratio at March 31, 2008 was 0.875%, resulting in an aggregate interest rate at March 31, 2008 of 5.955%. The Company anticipates that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At March 31, 2008, the Company recorded a liability of $1,673 in the “Other liabilities” line item of its unaudited consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the nine months ended March 31, 2008.

     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At March 31, 2008, the Company was in compliance with all covenants under the Credit Agreement.
     The Company may freely transfer assets and incur obligations among its domestic subsidiaries that are guarantors of its obligations related to the Credit Facilities, and its first tier foreign subsidiaries with respect to which it has delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. On the date of closing of the Credit Facilities, the Company’s domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C., guaranteed the Company’s obligations under the Credit Facilities.
11. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment. The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plan (the “Incentive Plan”), stock options issued to new employees outside the Incentive Plan and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”) included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of services	$25	$23	$82	$74
Sales and marketing	49	45	160	145
General and administrative	880	822	2,900	2,630

	$954	$890	$3,142	$2,849

     The following table provides a summary of the status of the Company’s employee and non-employee director stock options (including options issued under the Incentive Plan and options issued outside the Incentive Plan to new employees) for the nine months ended March 31, 2008:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	5,576,373	$5.34
Granted	775,314	4.17
Forfeited	(328,986)	4.17
Exercised	(36,000)	0.47

Options outstanding at March 31	5,986,701	$5.28

     The following table provides a summary of the status of the Company’s employee and non-employee director restricted stock awards for the nine months ended March 31, 2008:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	200,622	$5.63
Granted	673,925	3.61
Forfeited	(143,570)	4.18
Vested	(61,747)	5.15

Restricted shares outstanding at March 31	669,230	$3.95

     At March 31, 2008, there was $7,166 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plan, outside the Incentive Plan and under the ESPP. That expense is expected to be recognized over a weighted-average period of 3.0 years.
12. Comprehensive Income
     The components of the Company’s total comprehensive income for the three and nine months ended March 31 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss), as reported	$(2,133)	$1,156	$1,033	$5,712
Foreign currency translation adjustments	2,007	208	6,361	1,663
Change in fair value of interest rate swap	(785)	—	(1,673)	—
Unrealized gain (loss) on marketable securities	—	2	(4)	96

Total comprehensive income	$(911)	$1,366	$5,717	$7,471

13. Income Taxes
     As indicated in Note 4, effective July 1, 2007 the Company adopted FIN No. 48. The Company recorded a $70 cumulative effect adjustment to retained earnings as a result of the adoption of FIN No. 48. Upon adoption, the liability for income taxes associated with uncertain tax positions was $437, of which $191 related to unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The Company reclassified $156 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current liabilities are recorded in the “Other liabilities” line in the Company’s unaudited consolidated balance sheet. There were no material changes to the Company’s FIN No. 48 liabilities during the nine months ended March 31, 2008.
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
     During the quarter ended March 31, 2008, the Company recorded an additional valuation allowance of $510 with respect to its deferred tax asset associated with its capital loss carryover of $1,458. This capital loss carryover now has a full valuation allowance against it as it is not more likely than not that any portion of the carryover will be realized during the carryover period. The change in judgment during this quarter is primarily due to a change in market conditions which will limit the Company’s ability to generate capital gain income. Adjustments to this valuation allowance may be necessary in the future if estimates of capital gain income are revised.
14. Net Income Per Share
     The following table presents the share counts used in computing basic and diluted net income per share for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Weighted-average outstanding common shares for basic net income per share	52,923,113	57,438,567	52,776,473	58,504,441
Dilutive effect of outstanding stock options and unvested restricted stock	—	268,530	212,530	255,713

Outstanding common shares for diluted net income per share	52,923,113	57,707,097	52,989,003	58,760,154

     Unvested restricted stock and unexercised stock options to purchase 5,918,209 and 2,409,191 shares of the Company’s common stock for the three months ended March 31, 2008 and 2007, respectively, at weighted-average prices per share of $5.50 and $7.06, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods. Unvested restricted stock and unexercised stock options to purchase 5,599,677 and 2,356,691 shares of the Company’s common stock for the nine months ended March 31, 2008 and 2007, respectively, at weighted-average prices per share of $5.60 and $7.10, respectively, were not included in the computations of diluted net income per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods.
15. Enterprise-Wide Disclosures
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
     Geographic information for the three and nine months ended March 31 was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue from services
United States	$36,066	$40,237	$114,154	$118,412
United Kingdom	9,756	9,934	30,319	31,448
Canada	7,552	—	18,157	—
Other European countries	3,425	1,577	10,745	4,836
Asia	523	—	1,849	—

Total revenue from services	$57,322	$51,748	$175,224	$154,696

Operating income (loss)
United States	$(1,222)	$1,376	$4,132	$6,548
United Kingdom	(122)	279	118	2,030
Canada	128	—	(569)	—
Other European countries	(104)	(162)	234	(270)
Asia	(549)	(68)	(800)	(161)

Total operating income	$(1,869)	$1,425	$3,115	$8,147

Long-lived assets
United States	$6,598	$7,424	$6,598	$7,424
Canada	2,823	—	2,823	—

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
United Kingdom	1,963	2,272	1,963	2,272
Other European countries	383	147	383	147
Asia	234	—	234	—

Total long-lived assets	$12,001	$9,843	$12,001	$9,843

Deferred tax assets
United States	$14,292	$18,021	$14,292	$18,021
Canada	(3,299)	—	(3,299)	—
United Kingdom	478	308	478	308
Other European countries	(949)	(468)	(949)	(468)
Asia	(131)	—	(131)	—

Total deferred tax assets	$10,391	$17,861	$10,391	$17,861

16. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space, vehicles and equipment, including certain leases with former related parties as discussed in Note 20, “Related Party Transactions,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to the financial obligations for such leases during the nine months ended March 31, 2008 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
17. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed on September 12, 2007. In addition, general market factors and economic trends, such as interest rates, the U.S. and world economy, the financial stability of world markets and the financial condition and outlook of our customers and potential customers should also be considered. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the SEC should also be reviewed.
Overview
     Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
Year-to-Date
     In August 2007, we took two significant steps to expand our global research capabilities by acquiring Decima Research, a leading Canadian research firm, and Marketshare, a private Asian research firm with co-located headquarters in Hong Kong and Singapore. Adding the strengths of these firms improved our global service offering and provided increased access into two fast-growing regions that, according to ESOMAR, represent about a $4.0 billion market opportunity. By adding these firms, we now have a presence in six of the top ten global research markets that among the ten represent two-thirds of the global market, increasing our access to the global research market from approximately half nine months ago. In line with our global expansion goals, we will continue to look for suitable partners in other sizable and high-growth regions around the world.
     From a financial perspective:
•	Total revenue increased 10.8% for the third fiscal quarter and 13.3% for the fiscal year-to-date, when compared with the same prior year periods. Organic revenue (defined as revenue from current operations owned at least one year) decreased 7.9% for the third fiscal quarter and 3.1% for the fiscal year-to-date, when compared with the same prior year periods.

•	Operating margin decreased to (3.3)% for the third fiscal quarter and 1.8% for the fiscal year-to-date, when compared with 2.8% and 5.3% for the same respective prior year periods.

•	The net loss for the third fiscal quarter was $(2.1) million and net income for the fiscal year-to-date was $1.0 million, compared with net income of $1.2 million and $5.7 million for the same respective prior year periods.

•	Total North American revenue increased 8.4% for the third fiscal quarter and 11.7% for the fiscal year-to-date, when compared with the same prior year periods. Organic North American revenue decreased 10.4% for the third fiscal quarter and 3.6% for the fiscal year-to-date, when compared with the same prior year periods.

•	Total European revenue increased 14.5% for the third fiscal quarter and 13.2% for the fiscal year-to-date, when compared with the same prior year periods. Organic European revenue was essentially flat for the third fiscal quarter and decreased 1.3% for the fiscal year-to-date, when compared with the same prior year periods.

•	Total Internet-based revenue increased 15.8% for the third fiscal quarter and 18.3% for the fiscal year-to-date, when compared with the same prior year periods. Organic Internet-based revenue increased 6.8% for the third fiscal quarter and 9.3% for the fiscal year-to-date, when compared with the same prior year periods.

•	North American Internet-based revenue decreased 1.9% for the third fiscal quarter and increased 7.3% for the fiscal year-to-date, when compared with the same prior year periods. Organic North American Internet-based revenue decreased 6.8% for the third fiscal quarter and increased 2.8% for the fiscal year-to-date, when compared with the same prior year periods.

•	European Internet-based revenue increased 155.1% for the second fiscal quarter and 91.9% for the fiscal year-to-date, when compared with the same prior year periods. Organic European Internet-based revenue increased 114.3% for the third fiscal quarter and 52.6% for the fiscal year-to-date, when compared with the same prior year periods.
     Through the first nine months of the fiscal year, our revenue has declined mainly due to issues within the U.S. economy and our Healthcare business. In response to the economic issues, we have rescaled our business to support sustainable revenue and deliver acceptable profitability. Our Healthcare business has experienced both external market and internal management issues and as a result, we’ve appointed new leadership within that business.
     Our profitability has fallen short of expectations for the fiscal year due to our inability to lower our fixed costs rapidly enough in response to decreased revenue and our resulting retention of excess direct labor capacity. As a result, we’ve taken the actions more fully described under “Restructuring” below.

Business Combinations
     Decima Research
     On August 16, 2007, we, along with 2144798 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (our wholly-owned, indirect subsidiary, “Canco”), and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) entered into a Share Purchase Agreement dated August 16, 2007 pursuant to which Canco purchased 100% of the outstanding shares of Decima.
     This acquisition has allowed us to expand our presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors served by Decima include financial services, telecommunications, public affairs and tourism/recreation/gaming.
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
     This acquisition has provided access into the rapidly growing Asia/Pacific market and will serve as a platform for continued acquisitive growth in the region. Key sectors served by Marketshare include retail, financial services, technology and travel/tourism.
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
Restructuring
     During the third quarter of fiscal 2008, we recorded $1.1 million in restructuring charges directly related to our decisions made at various times during the quarter to close our telephone center in Orem, Utah by March 2008, strategically reduce headcount, and reduce leased space at our Grandville, Michigan and Norwalk, Connecticut offices. Each decision was designed to better align our cost structure with the evolving operational needs of the business.
     In connection with the Orem closure, we reduced our headcount by 26 full-time equivalents and incurred $0.2 million in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in January 2008. Additionally, we incurred $0.1 million in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions were completed by March 31, 2008. Cash payments in connection with the Orem closure will be completed in August 2008.
     An additional headcount reduction of 15 full-time equivalents occurred in February 2008 and resulted in $0.3 million in one-time termination benefits, all of which involve cash payments. All actions associated with this headcount reduction were completed in February 2008, and cash payments in connection with the one-time termination benefits will be completed by September 2008.
     In connection with the leased space reductions in Grandville and Norwalk, we incurred $0.5 million in contract termination charges related to the remaining operating lease obligations, all of which involve cash payments. All actions associated with the space reductions were completed in March 2008. Cash payments in connection with the remaining lease obligations will be completed by April 2015.

     The following table summarizes activity with respect to the fiscal 2008 restructuring activities for the nine months ended March 31, 2008 (amounts in 000s):

	Balance,				Balance,
	July 1,	Costs	Cash	Non-Cash	March 31,
	2007	Incurred	Payments	Settlements	2008
Severance payments	$—	$500	$(207)	$—	$293
Lease obligations	—	638	(4)	(42)	592

	$—	$1,138	$(211)	$(42)	$885

Discontinued Operations
     During the fourth quarter of fiscal 2007, we committed to a plan to sell our Rent and Recruit business. We classified Rent and Recruit as a discontinued operation, consistent with the provisions of SFAS No. 144. At June 30, 2007, we were in the process of identifying potential buyers or other interested parties and discussing a possible transaction with them. The sale of Rent and Recruit was completed on August 23, 2007 and resulted in a gain of $0.2 million.
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

     During the nine months ended March 31, 2008, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007, except as follows:
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
Results of Operations
     Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2008 and 2007, respectively (amounts in 000s):

	2008	%	2007	%
Revenue from services	$57,322	100.0%	$51,748	100.0%
Operating expenses:
Cost of services	28,914	50.4	26,511	51.2
Sales and marketing	5,806	10.1	5,642	10.9
General and administrative	21,172	36.9	16,945	32.7
Depreciation and amortization	2,161	3.8	1,225	2.4
Restructuring charges	1,138	2.0	—	—

Operating (loss) income	(1,869)	(3.3)	1,425	2.8
Interest and other income	230	0.4	580	1.1
Interest expense	(514)	(0.9)	(5)	(0.0)

Income from continuing operations before taxes	(2,153)	(3.8)	2,000	3.9

(Benefit) provision for income taxes	(20)	(0.0)	879	1.7

(Loss) income from continuing operations	(2,133)	(3.7)	1,121	2.2
Income from discontinued operations, net of tax	—	—	35	0.1

Net income	$(2,133)	(3.7)	$1,156	2.2

     Revenue from services. Revenue from services increased by $5.6 million to $57.3 million for the three months ended March 31, 2008, an increase of 10.8% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     North American revenue increased by $3.4 million to $43.6 million for the three months ended March 31, 2008, an increase of 8.4% over the same prior year period. For the three months ended March 31, 2008, North American revenue was comprised of:

•	$36.1 million from U.S. operations, down 10.4% compared with $40.2 million for the same prior year period. The decrease in U.S. revenue was impacted by revenue declines in the following industry groups:
•	Healthcare, as a result of budget cuts in the pharmaceutical industry as well as the internal management issues noted above,

•	Consumer Goods, as a result of losing a significant client, and

•	Emerging and General Markets, as a result of this group narrowing its sales focus.
•	$7.6 million from Canadian operations, all of which was attributable to our August 2007 acquisition of Decima.
     European revenue increased by $1.7 million to $13.2 million for the three months ended March 31, 2008, an increase of 14.5% over the same prior year period. For the three months ended March 31, 2008, European revenue was comprised of:
•	$9.8 million from our U.K operations, essentially flat when compared with $9.9 million for the same prior year period, and

•	$3.4 million from our French and German operations, compared with $1.6 million from our French operations for the same prior year period. The increase in revenue from these operations was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $1.6 million in incremental revenue in the third fiscal quarter.
European revenue for the three months ended March 31, 2008 included a favorable impact of $0.3 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.
     Revenue from Internet-based services was $35.8 million or 62.5% of total revenue for the three months ended March 31, 2008, compared with $30.9 million or 59.8% of total revenue for the same prior year period. On a geographic basis:
•	North American Internet-based revenue was $26.9 million or 61.8% of total North American revenue for the three months ended March 31, 2008, compared with $27.5 million or 68.3% of total North American revenue for the same prior year period. North American Internet-based revenue was comprised of the following:
•	U.S. Internet-based revenue of $25.6 million or 71.0% of total U.S. revenue for the three months ended March 31, 2008, compared with $27.5 million or 68.3% of total U.S. revenue for the same prior year period. The increase in U.S. Internet-based revenue as a percentage of total U.S. revenue from the same prior year period is due to our focus on winning larger tracking studies which can be performed online.

•	Canadian Internet-based revenue of $1.3 million or 17.8% of total Canadian revenue for the three months ended March 31, 2008, all attributable to our August 2007 acquisition of Decima. We will continue to focus on growing Internet-based revenue in our Canadian operations throughout the remainder of fiscal 2008 and beyond.
•	European Internet-based revenue was $8.9 million or 67.4% of total European revenue for the three months ended March 31, 2008, compared with $3.5 million or 30.3% of total European revenue for the same prior year period. European Internet-based revenue was comprised of the following:
•	U.K. Internet-based revenue of $5.8 million or 59.5% of total U.K. revenue for the three months ended March 31, 2008, compared with $2.1 million or 20.8% of total U.K. revenue for the same prior year period. The increase in U.K. Internet-based revenue was driven by our continued emphasis on marketing and selling Internet-based research, as well as the ongoing transition to Internet-based research throughout Europe.

•	French and German Internet-based revenue of $3.1 million or 90.2% of total French and German revenue for the three months ended March 31, 2008, compared with $1.4 million or 90.0% of total French revenue for the same prior year period. The increase in French and German Internet-based revenue was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $1.4 million in incremental Internet-based revenue in the quarter.
     Cost of services. Cost of services was $28.9 million or 50.4% of total revenue for the three months ended March 31, 2008, compared with $26.5 million or 51.2% of total revenue for the same prior year period. Cost of services was principally impacted by the mix of projects during the quarter when compared with the same prior year period.
     Sales and marketing. Sales and marketing expense was $5.8 million or 10.1% of total revenue for the three months ended March 31, 2008, compared with $5.6 million or 10.9% of total revenue for the same prior year period. Sales and marketing expense was principally impacted by:
•	$0.8 million in incremental sales and marketing expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions, and

•	$0.6 million decline in selling expenses as a result of our decline in revenue in both the U.S. and U.K., as discussed above.
     Sales and marketing expense includes labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead are participating in our selling efforts.
     General and administrative. General and administrative expense increased to $21.2 million or 36.9% of total revenue for the three months ended March 31, 2008, compared with $16.9 million or 32.7% of total revenue for the same prior year period. General and administrative expense was principally impacted by the following:
•	$3.4 million in incremental general and administrative expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions; and

•	$0.8 million in severance charges for Leonard R. Bayer, our former Executive Vice President, Chief Scientist and Chief Technology Officer, in connection with his retirement which was effective March 31, 2008.
     General and administrative expense includes the labor costs for project personnel when they are neither working on specific revenue-generating projects nor participating in our selling efforts.
     Depreciation and amortization. Depreciation and amortization was $2.2 million or 3.8% of total revenue for the three months ended March 31, 2008, compared with $1.2 million or 2.4% of total revenue for the same prior year period. The increase in depreciation and amortization was principally the result of $0.8 million in incremental depreciation and amortization expense attributable to our MediaTransfer, Decima and Marketshare acquisitions.
     Restructuring charges. See above under “Restructuring” for further discussion regarding restructuring charges incurred during the three months ended March 31, 2008.
     Interest and other income. Interest and other income was $0.2 million or 0.4% of total revenue for the three months ended March 31, 2008, compared with $0.6 million or 1.1% of total revenue for the same prior year period. The decrease in interest and other income was due to a decrease in the average balance of cash and marketable securities for fiscal 2007 when compared with fiscal 2008.
     Interest expense. Interest expense was $0.5 million or 0.9% of total revenue for the three months ended March 31, 2008, compared with essentially no interest expense for the same prior year period. The increase in interest expense is the result of our outstanding debt during the three months ended March 31, 2008 compared with the same prior year period, during which we did not have any outstanding debt.
     Income taxes. Our income tax provision for the three months ended March 31, 2008 was nil, compared with $0.9 million for the same prior year period. The tax provision for the quarter reflects an adjustment to the annual effective tax rate as a result of lower profitability within our U.S. operations and a $0.5 million valuation allowance against a deferred tax asset whose future realizability no longer met the more-likely-than-not criteria.
     Our effective tax rate may be impacted in the future by several factors including, but not limited to, changes in our legal entity structure, expansion of our global footprint and the nature of future investment decisions.
      Nine Months Ended March 31, 2008 Versus Nine Months Ended March 31, 2007
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2008 and 2007, respectively (amounts in 000s):

	2008	%	2007	%
Revenue from services	$175,224	100.0%	$154,696	100.0%
Operating expenses:
Cost of services	87,373	49.9	76,324	49.3
Sales and marketing	17,643	10.1	15,617	10.1
General and administrative	59,651	34.0	51,197	33.1
Depreciation and amortization	6,304	3.6	3,821	2.5
Gain on sale of assets	—	—	(410)	(0.3)
Restructuring charges	1,138	0.6	—	—

Operating income	3,115	1.8	8,147	5.3
Interest and other income	909	0.5	1,773	1.1
Interest expense	(1,477)	(0.8)	(10)	(0.0)

Income from continuing operations before taxes	2,547	1.5	9,910	6.4

Provision for income taxes	1,638	0.9	4,271	2.8

Income from continuing operations	909	0.5	5,639	3.6
Income from discontinued operations, net of tax	124	0.1	73	0.0

Net income	$1,033	0.6	$5,712	3.7

     Revenue from services. Revenue from services increased by $20.5 million to $175.2 million for the nine months ended March 31, 2008, an increase of 13.3% over the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     North American revenue increased by $13.9 million to $132.3 million for the nine months ended March 31, 2008, an increase of 11.7% over the same prior year period. For the nine months ended March 31, 2008, North American revenue was comprised of:
•	$114.2 million from U.S. operations, down 3.6% compared with $118.4 million for the same prior year period. The decrease in U.S. revenue was impacted by revenue declines in the following industry groups:
•	Healthcare, as a result of budget cuts in the pharmaceutical industry as well as the internal management issues noted above, and

•	Emerging and General Markets, as a result of this group narrowing its sales focus.
•	$18.2 million from Canadian operations, all of which was attributable to our August 2007 acquisition of Decima.
     European revenue increased by $4.8 million to $41.1 million for the nine months ended March 31, 2008, an increase of 13.2% over the same prior year period. For the nine months ended March 31, 2008, European revenue was comprised of:
•	$30.3 million from our U.K operations, compared with $31.4 million for the same prior year period. The decrease in U.K. revenue was principally due to prior year projects that were not renewed in the current year, and

•	$10.7 million from our French and German operations, compared with $4.8 million from our French operations for the same prior year period. The increase in revenue from these operations was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $5.3 million in incremental revenue in the third fiscal quarter.
European revenue for the nine months ended March 31, 2008 included a favorable impact of $2.0 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.
     Revenue from Internet-based services was $109.1 million or 62.3% of total revenue for the nine months ended March 31, 2008, compared with $92.3 million or 59.6% of total revenue for the same prior year period. On a geographic basis:
•	North American Internet-based revenue was $86.1 million or 65.1% of total North American revenue for the nine months ended March 31, 2008, compared with $80.3 million or 67.8% of total North American revenue for the same prior year period. North American Internet-based revenue was comprised of the following:
•	U.S. Internet-based revenue of $82.5 million or 72.3% of total U.S. revenue for the nine months ended March 31, 2008, compared with $80.3 million or 67.8% of total U.S. revenue for the same prior year period. The increases from the same prior year period in U.S. Internet-based revenue, both as a dollar amount and as a percentage of total U.S. revenue, are due to our focus on winning larger tracking studies which can be performed online.

•	Canadian Internet-based revenue of $3.6 million or 19.7% of total Canadian revenue for the nine months ended March 31, 2008, all attributable to our August 2007 acquisition of Decima. We will continue to focus on growing Internet-based revenue in our Canadian operations throughout the remainder of fiscal 2008 and beyond.
•	European Internet-based revenue was $23.0 million or 56.0% of total European revenue for the nine months ended March 31, 2008, compared with $12.0 million or 33.0% of total European revenue for the same prior year period. European Internet-based revenue was comprised of the following:
•	U.K. Internet-based revenue of $13.3 million or 44.0% of total U.K. revenue for the nine months ended March 31, 2008, compared with $7.6 million or 24.3% of total U.K. revenue for the same prior year period. The increase in U.K. Internet-based revenue was driven by our continued emphasis on marketing and selling Internet-based research, as well as the ongoing transition to Internet-based research throughout Europe.

•	French and German Internet-based revenue of $9.7 million or 89.9% of total French and German revenue for the nine months ended March 31, 2008, compared with $4.4 million or 90.0% of total French revenue for the same prior year period. The increase in French and German Internet-based revenue was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $4.7 million in incremental Internet-based revenue in the quarter.
     Cost of services. Cost of services was $87.4 million or 49.9% of total revenue for the nine months ended March 31, 2008, compared with $76.3 million or 49.3% of total revenue for the same prior year period. Cost of services was principally impacted by the mix of projects during the quarter when compared with the same prior year period. Additionally, cost of services was favorably impacted by the $0.8 million reduction in our reserve for obligations with respect to future redemption of outstanding points under our HIpoints program discussed above. We expect that the changes made to the program will provide additional ongoing savings.
     Sales and marketing. Sales and marketing expense was $17.6 million or 10.1% of total revenue for the nine months ended March 31, 2008, compared with $15.6 million or 10.1% of total revenue for the same prior year period. The increase in sales and marketing expense was principally due to:
•	$1.4 million in incremental sales and marketing expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions; and

•	$0.6 million in incremental expense as a result of an increase in the time spent by our sales and professional staff on selling and proposal generation.
     Sales and marketing expense includes labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead are participating in our selling efforts.
     General and administrative. General and administrative expense increased to $59.7 million or 34.0% of total revenue for the nine months ended March 31, 2008, compared with $51.2 million or 33.1% of total revenue for the same prior year period. General and administrative expense was principally impacted by the following:
•	$9.4 million in incremental general and administrative expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions; and

•	$0.8 million in severance charges for Leonard R. Bayer, our former Executive Vice President, Chief Scientist and Chief Technology Officer, in connection with his retirement which was effective March 31, 2008.
     General and administrative expense includes the labor costs for project personnel when they are neither working on specific revenue-generating projects nor participating in our selling efforts.
     Depreciation and amortization. Depreciation and amortization was $6.3 million or 3.6% of total revenue for the nine months ended March 31, 2008, compared with $3.8 million or 2.5% of total revenue for the same prior year period. The increase in depreciation and amortization was principally the result of $2.2 million in incremental depreciation and amortization expense attributable to our MediaTransfer, Decima and Marketshare acquisitions.
     Gain on sale of assets. There were no gains on the sale of assets for the nine months ended March 31, 2008. Gain on sale of assets held for sale for the same prior year period consisted solely of a $0.4 million gain realized on the December 2006 sale of our Stockport facility.
     Restructuring charges. See above under “Restructuring” for further discussion regarding restructuring charges incurred during the nine months ended March 31, 2008.
     Interest and other income. Interest and other income was $0.9 million or 0.5% of total revenue for the nine months ended March 31, 2008, compared with $1.8 million or 1.1% of total revenue for the same prior year period. The decrease in interest and other income was due to a decrease in the average balance of cash and marketable securities for fiscal 2007 when compared with fiscal 2008.
     Interest expense. Interest expense was $1.5 million or 0.8% of total revenue for the nine months ended March 31, 2008, compared with essentially no interest expense for the same prior year period. The increase in interest expense was the result of our outstanding debt during the nine months ended March 31, 2008 compared with the same prior year period, during which we did not have any outstanding debt.
     Income taxes. We recorded an income tax provision of $1.6 million for the nine months ended March 31, 2008, compared with $4.3 million for the same prior year period. Our actual tax rate for the nine months ended March 31, 2008 was 62.3%, compared with our projected global effective rate of 57.8% for the year. Our actual tax rate differs from our effective tax rate as a result of lower profitability within our U.S. operations and a $0.5 million valuation allowance against a deferred tax asset whose future realizability no longer met the more-likely-than-not criteria.
     Our effective tax rate may be impacted in the future by several factors including, but not limited to, changes in our legal entity structure, expansion of our global footprint and the nature of future investment decisions.
Significant Factors Affecting Our Performance
     Our Revenue Mix and Profitability
     We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects contain three specific phases: survey design, data collection and data analysis. Generally, the costs of a project are spread evenly across those three phases.
     Internet-based data collection has certain fixed costs relating to data collection, panel incentives and database development and maintenance. When the volume of Internet-based work reaches the point where fixed costs are absorbed, increases in Internet-based revenue tend to increase profitability, assuming that project professional service components and cost of services are comparable and operating expenses are properly controlled.
     Projects designated as Internet-based may have traditional data collection components, particularly in multi-country studies where Internet databases are not fully developed. That traditional data collection component tends to decrease the profitability of the project. Profitability is also decreased by direct costs of outsourcing (programming, telephone data collection and sample sourcing) and incentive pass-through costs.
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
     For the three months ended March 31, 2008 and the last four fiscal quarters, key operating metrics for continuing operations were as follows (U.S. Dollar amounts in millions):

	Q3	Q4	Q1	Q2	Q3
	FY2007	FY2007	FY2008	FY2008	FY2008
Internet Revenue (% of total revenue)	60%	63%	62%	62%	63%
North American Internet Revenue (% of North American revenue)	68%	73%	66%	67%	62%
European Internet Revenue (% of European revenue)	30%	35%	50%	51%	67%
Cash & Marketable Securities	$29.1	$33.3	$24.1	$33.3	$31.2
Bookings	$57.6	$50.9	$50.8	$68.2	$61.3
Ending Sales Backlog	$70.4	$64.9	$67.4	$72.8	$76.9
Average Billable Full Time Equivalents (FTEs)	728	712	766	821	818
Days of Sales Outstanding (DSO)	35 days	43 days	49 days	43 days	40 days
Utilization	64%	68%	62%	62%	62%
Bookings to Revenue Ratio	1.11	0.89	0.92	1.09	1.07
     Since our business has moderate seasonality, we encourage investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at March 31, 2008, and at the last four fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Mar 07	Jun 07	Sep 07	Dec 07	Mar 08

Consolidated Revenue	$213.5	$211.8	$219.8	$226.8	$232.3
Internet Revenue (% of total revenue)	59%	60%	61%	62%	62%
North American Internet Revenue (% of North American revenue)	67%	69%	69%	69%	67%
European Internet Revenue (% of European revenue)	32%	34%	36%	42%	50%
Total Bookings	$213.0	$217.1	$225.0	$227.4	$231.2
Average Billable Full Time Equivalents (FTEs)	720	720	731	757	779
Utilization	63%	63%	64%	64%	63%
Bookings to Revenue Ratio	1.00	1.03	1.02	1.00	1.00
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
     Bookings for the three months ended March 31, 2008 were $61.3 million, compared with $57.6 million for the same prior year period. The increase in bookings is principally the result of $9.9 million in bookings from Decima, MediaTransfer and Marketshare, offset by the declines in bookings for Healthcare and Emerging and General Markets as a result of the reasons discussed above.
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
     Ending sales backlog of $76.9 million at March 31, 2008 represented a 7.3% increase compared with the ending sales backlog for the same prior year period. The increase in sales backlog is principally the result of $8.5 million in sales backlog contributed by our Decima, MediaTransfer and Marketshare operations.
     Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported.
     Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time, and improve utilization and profitability.
     Billable FTE’s for the three months ended March 31, 2008 were 818, compared with 728 billable FTE’s reported for the same prior year period. The 12.4% increase in billable FTEs when compared with the same prior year period is principally the result of the 10.8% increase over the same prior year period in revenue from services.
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

     DSO for the three months ended March 31, 2008 was 40 days, up 14.3% when compared with the same prior year period. The increase in DSO is the result of higher DSOs in our international locations when compared with the same prior year periods.
     Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.
     Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Utilization for the three months ended March 31, 2008 was 62%, compared with 64% for the same prior year period. The slight decrease in utilization is principally the result of the declines in U.S. revenue from services discussed above.
Financial Condition, Liquidity and Capital Resources
Financial Condition
     Material changes in financial condition from June 30, 2007 to March 31, 2008 included changes in:
•	current assets, property, plant and equipment, goodwill, intangibles, and current liabilities and deferred tax liabilities primarily attributable to acquired businesses as more fully described in Note 5, “Business Combinations”, to our unaudited consolidated financial statements contained in this Form 10-Q, and

•	current portion of long-term debt attributable to credit facilities described below in the “Credit Facilities” section of “Financial Condition, Liquidity and Capital Resources.”
Cash and Cash Equivalents
     The following table sets forth net cash provided by operating activities, net cash (used in) provided by investing activities and net cash provided by (used in) financing activities, for the nine months ended March 31 (amounts in 000s):

	2008	2007
Net cash provided by operating activities	$13,443	$13,017
Net cash (used in) provided by investing activities	(19,526)	39,302
Net cash provided by (used in) financing activities	7,937	(39,270)
     Net cash provided by operating activities. Net cash provided by operating activities increased by $0.4 million to $13.4 million for the nine months ended March 31, 2008, essentially flat when compared with $13.0 million for the same prior year period.
     Net cash (used in) provided by investing activities. Net cash used in investing activities was $19.5 million for the nine months ended March 31, 2008, compared with $39.3 million provided by investing activities for the same prior year period. This change is the principally result of $21.0 million in net cash paid in connection with our Decima and Marketshare acquisitions, offset by $4.4 million in net cash generated from maturities and sales of marketable securities.
     Net cash provided by (used in) financing activities. Net cash provided by financing activities was $7.9 million for the nine months ended March 31, 2008, compared with $39.3 million used in financing activities for the same prior year period. This change is the result of $14.5 million in net proceeds from borrowings, which were used to fund a portion of the consideration for our acquisitions of Decima and Marketshare, offset by $6.9 million in payments on outstanding borrowings. Comparatively, $40.8 million was used during the same prior year period to fund repurchases of our common stock under our Share Repurchase Program discussed below.
Working Capital
     At March 31, 2008, we had cash and cash equivalents of $31.2 million, down 6.3% compared with $33.3 million in cash, cash equivalents and marketable securities at June 30, 2007 as a result of the reasons described above. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our investments and operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. In addition, if we acquire additional businesses, we likely will be required to seek additional funding through public or private financing or other arrangements. Based upon our current credit facilities, relationships with financial institutions and financial condition, we believe that adequate funds will be available to support all of our investments and activities, including acquisitions, on reasonable terms, but if sufficient funds are not available when needed or on favorable terms, it could have a material adverse effect on our business and results of operations.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2008, our capital expenditures are expected to be between $3.5 million and $4.0 million. We believe that cash generated from our operations and the cash and cash equivalents we held at March 31, 2008 will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
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
Share Repurchase Program
     Pursuant to the Repurchase Program authorized by our Board on May 3, 2006, as amended on January 31 and May 2, 2007, we repurchased 10.3 million shares of our common stock at an average price per share of $5.52 for an aggregate purchase price of $57.0 million. All repurchased shares were subsequently retired. The Repurchase Program expired on December 31, 2007. We did not repurchase any shares of our common stock under the Repurchase Program through the nine months ended March 31, 2008.
Credit Facilities
     On September 21, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the Credit Agreement, the Lenders made available $100.0 million in credit facilities (the “Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan”), and a multiple advance term loan commitment (“Multiple Advance Commitment”).
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
     We have elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At March 31, 2008, the applicable LIBOR interest rate was 2.70%. Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The additional spread applicable to the interest rates based on the our leverage ratio at March 31, 2008 was 0.875%, resulting in an aggregate interest rate at March 31, 2008 of 5.955%. We anticipate that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At March 31, 2008, we recorded a liability of $1.7 million in the “Other liabilities” line item of our unaudited consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the nine months ended March 31, 2008.
     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires us to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At March 31, 2008, we were in compliance with all covenants under the Credit Agreement.
     We may freely transfer assets and incur obligations among our domestic subsidiaries that are guarantors of our obligations related to the Credit Facilities, and our first tier foreign subsidiaries with respect to which we have delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. Our domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C., have guaranteed our obligations under the Credit Facilities.
Off-Balance Sheet Arrangements and Contractual Obligations
     At March 31, 2008, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     On July 1, 2007, we adopted FIN No. 48. It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Further financial information regarding our unrecognized tax benefits is included in Note 13, “Income Taxes,” to our unaudited consolidated financial statements contained in this Form 10-Q.
     There have been no material changes outside the ordinary course of business during the three months ended March 31, 2008 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed by us with the SEC on September 12, 2007, other than those described in “Credit Facilities” above.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
     See Note 4, “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently adopted and recently issued but not yet adopted accounting pronouncements on our unaudited consolidated financial statements at March 31, 2008, and for the nine months then ended, as well as the expected impact on our consolidated financial statements for future periods.

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
Interest Rate Exposure
     At March 31, 2008, we had outstanding debt under our Credit Facilities of $31.2 million. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is adjusted quarterly based upon our leverage ratio.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at March 31, 2008 would have increased the fair value of the interest rate swap by $0.7 million and each 1% decrease from prevailing interest rates at March 31, 2008 would have decreased the fair value of the interest rate swap by $0.7 million.
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
     We performed a sensitivity analysis at March 31, 2008. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     Restructuring
     During the third quarter of fiscal 2008, we recorded $1.1 million in restructuring charges directly related to our decisions made at various times during the quarter to close our telephone center in Orem, Utah by March 2008, strategically reduce headcount, and reduce leased space at our Grandville, Michigan and Norwalk, Connecticut offices. Each decision was designed to better align our cost structure with the evolving operational needs of the business.
     In connection with the decisions discussed above, which are more fully described in Note 4, “Restructuring” to our unaudited consolidated financial statements in this Form 10-Q, we concluded that each of the individual actions resulting in the cumulative charge were not material at the time the individual decisions were made and as such, did not report these decisions on Form 8-K under Item 2.05 at the time they were made.

Item 6 — Exhibits

10.1*	Form of Non-Qualified Stock Option Agreement.

10.2*	Form of Restricted Stock Agreement for Employees.

10.3*	Form of Restricted Stock Agreement for Non-Employee Directors.

10.4*	Employment Agreement Amendment 1 between the Company and Leonard R. Bayer, dated February 26, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008 and incorporated herein by reference).

10.5*	Change in Control Agreement between the Company and Dr. David G. Bakken.

10.6*	Salary Arrangements for Executive Officers between the Company and each of Dr. David G. Bakken and Stephan B. Sigaud.

10.7*	Employment Agreement Amendment 1 between the Company and David B. Vaden effective April 30, 2008.

10.8*	Employment Agreement Amendment 1 between the Company and Dr. George H. Terhanian effective April 30, 2008.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2008	Harris Interactive Inc.
	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1*	Form of Non-Qualified Stock Option Agreement.

10.2*	Form of Restricted Stock Agreement for Employees.

10.3*	Form of Restricted Stock Agreement for Non-Employee Directors.

10.4*	Employment Agreement Amendment 1 between the Company and Leonard R. Bayer, dated February 26, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008 and incorporated herein by reference).

10.5*	Change in Control Agreement between the Company and Dr. David G. Bakken.

10.6*	Salary Arrangements for Executive Officers between the Company and each of Dr. David G. Bakken and Stephan B. Sigaud.

10.7*	Employment Agreement Amendment 1 between the Company and David B. Vaden effective April 30, 2008.

10.8*	Employment Agreement Amendment 1 between the Company and Dr. George H. Terhanian effective April 30, 2008.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement