Form 10-K
period 2008-06-30
HARRIS INTERACTIVE INC
filed 2008-09-15
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2007, the aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant was $214,644,671.

On September 12, 2008, 53,783,509 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on October 28, 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

INDEX

		Page

Part I:
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995		3
Item 1:	Business	3
Item 1A:	Risk Factors	14
Item 1B:	Unresolved Staff Comments	23
Item 2:	Properties	23
Item 3:	Legal Proceedings	24
Item 4:	Submission of Matters to a Vote of Security Holders	24

Part II:
Item 5:	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6:	Selected Financial Data	28
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8:	Financial Statements and Supplementary Data	52
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A:	Controls and Procedures	94
Item 9B:	Other Information	95

Part III:
Item 10:	Directors, Executive Officers and Corporate Governance	95
Item 11:	Executive Compensation	96
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13:	Certain Relationships and Related Transactions, and Director Independence	96
Item 14:	Principal Accounting Fees and Services	96

Part IV:
Item 15:	Exhibits and Financial Statement Schedules	96
Signatures		98
EX-10.1.19
EX-10.1.20
EX-10.1.22
EX-10.1.23
EX-10.1.24
EX-10.1.25
EX-10.4.7
EX-10.4.30
EX-10.4.52
EX-10.4.53
EX-10.4.59
EX-10.6.3
EX-10.6.10
EX-10.6.11
EX-10.6.14
EX-10.6.15
EX-10.6.19
EX-10.6.20
EX-10.6.21
EX-10.6.22
EX-10.6.23
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Corporate Overview

Harris Interactive was founded in 1975 in upstate New York as the Gordon S. Black Corporation, however, its roots date back to the founding of Louis Harris and Associates in New York City in 1956. Today, Harris Interactive is an international, full-service, consultative market research firm widely known for The Harris Poll (one of the world’s longest-running, independent opinion polls) and for pioneering online market research methods. Harris Interactive serves clients worldwide through its offices in North America, Europe and Asia and through a global network of independent market research firms.

In June 2008, the market research industry analysts at Inside Research named Harris Interactive the 13th largest U.S. market research organization (down from 12th in 2007), and in July 2008, we were named the world’s 13th largest market research firm for the second consecutive year.

Our corporate headquarters are located in Rochester, New York, and our fiscal year ends June 30th.

Mergers, Acquisitions and Sale of Business

The Gordon S. Black Corporation was founded in 1975 as a New York corporation. It formed and became part of the Delaware corporation now known as Harris Interactive in 1997. Since that time, our acquisitions have included:

•	February 1996 — all of the stock of Louis Harris and Associates, Inc., headquartered in New York,

•	February 2001 — the custom research division of Yankelovich Partners, Inc., headquartered in Norwalk, Connecticut,

•	August 2001 — all of the capital stock of Market Research Solutions Limited, a privately-owned U.K. company headquartered in Oxford, England,

•	September 2001 — all of the capital stock of M&A Create Limited, a privately-owned company headquartered in Tokyo, Japan,

•	November 2001 — all of the capital stock of Total Research Corporation, a Delaware corporation headquartered in Princeton, New Jersey,

•	March 2004 — all of the capital stock of Novatris, S.A. (“Novatris”), a share corporation organized and existing under the laws of France,

•	September 2004 — all of the capital stock of Wirthlin Worldwide, Inc. (“Wirthlin”), a privately-held California corporation headquartered in Reston, Virginia,

•	April 2007 — all of the capital stock of MediaTransfer AG Netresearch & Consulting (“MediaTransfer”), a privately-held German stock corporation headquartered in Hamburg, Germany,

•	August 2007 — all of the capital stock of Decima Research Inc. (“Decima”), a corporation incorporated in Ontario, Canada, and

•	August 2007 — all of the capital stock of Marketshare Limited, a company incorporated under the laws of Hong Kong, and Marketshare Pte Ltd, a company incorporated under the laws of Singapore (collectively, “Marketshare”).

In May 2005, we completed the sale of our Japanese subsidiaries, M&A Create Limited, Adams Communications Limited and Harris Interactive Japan, K.K., in a management buy-out. In August 2007, we sold our “Rent and Recruit” business, which was engaged primarily in providing facilities for and conducting focus group interviews.

Business Overview

Harris Interactive is a professional services firm that serves clients in many industries and many countries. We provide Internet-based and traditional market research and polling services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms) and long-term tracking studies.

We serve clients in numerous vertical markets including:

•	Automotive and Transportation,

•	Consumer Packaged Goods,

•	Emerging and General Markets,

•	Financial Services,

•	Healthcare and Pharmaceutical,

•	Public Affairs and Policy, and

•	Technology and Telecom.

In addition, we maintain a number of horizontally-focused strategic research groups that collaborate with our sales and vertical practice teams to deliver solutions in the following areas:

•	Brand and Communications Consulting Research,

•	Loyalty Research, and

•	Product Solutions Research.

We also conduct computer-assisted telephone interviewing in telephone data collection centers in the United Kingdom, Canada, Hong Kong and Singapore. In addition to these dedicated facilities, we outsource telephone data collection and survey programming to contracted sources in a number of countries including Canada, India and Costa Rica.

We deliver custom research using both traditional and Internet-based data collection methods. The majority of our tracking and service bureau research is conducted via the Internet. We continue to work aggressively to transition traditional custom research to Internet-based research.

During fiscal 2008, 63.1% of our total revenue was derived from Internet-based research, up from 60.5% and 59.1% in fiscal 2007 and 2006, respectively. We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online.

Our Internet panel currently consists of millions of individuals, all of whom have double opted-in to participate by affirmatively reconfirming their intent to join the panel after initial registration.

The Worldwide Market for Online Research

The online research market is already significant and continues to grow. Industry analysts at Inside Research estimate that the current potential worldwide opportunity for online survey research is approximately $11 billion. In its March 2008 edition, Inside Research estimated that over $4.3 billion will be spent to conduct online research in calendar 2008, up 21% from the estimated $3.5 billion spent in calendar 2007, with a $7 billion market opportunity remaining.

We believe that Internet-based market research has a number of inherent advantages:

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

Our Products and Services

Custom Research

We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design — Initial meetings are conducted with the client to clearly define the objectives and reasons for the study to ensure that the final data collected will meet the client’s needs. Based on the client’s requirements, we then determine the proper data collection process (such as a mail, telephone or Internet survey, focus group meetings, personal interviews, or any combination thereof), sampling scheme (the demographics and number of people to be surveyed) and survey design or focus group protocol.

•	Data Collection — Field data collection is conducted through computer-aided Internet or telephone interviewing, by mail or in person, by holding focus group meetings, or any combination of the above. Multiple quality assurance processes are employed to ensure that the survey data are accurate and that the correct number and type of interviews have been completed.

•	Weighting, Analysis and Reporting — We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

Our sample design and questionnaire development techniques help ensure that complete and accurate information is collected, and that these data will satisfy the specific inquiries of our clients. We have developed in-depth data collection techniques to enhance the integrity and reliability of our sample database. Our survey methodology is intended to ensure that responses are derived from the appropriate decision-makers in each category. As a result, we have a solid foundation for delivering the data that meets our clients’ needs.

Tracking Study Research

We apply extensive expertise to the design, execution and maintenance of custom, online tracking studies for clients in a broad range of industries and around the globe. Considered by many to be a vital part of any comprehensive research program, tracking studies regularly ask identical questions to similar demographic groups within a constant interval (once a month, once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence that enables them to:

•	Measure, sustain and improve customer loyalty,

•	Gather market and customer intelligence relative to the brand and category,

•	Detect emerging market trends and/or potential competitive threats,

•	Assess the impact of marketing on customer behaviors and attitudes, and

•	Identify opportunities for growth.

Service Bureau Research

The Harris Interactive Service Bureau (“HISB”) conducts Internet-based data collection for other market research firms that do not have Internet-based market research capabilities.

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2008 that would be classified as research and development as defined by accounting principles generally accepted in the

United States of America under Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.

Our Intellectual Property and Other Proprietary Rights

We believe that the Harris brand and its associated intellectual property provide us with many competitive advantages. The awareness and attributes of the Harris brand — trusted, accurate, non-biased, innovative, collaborative, thoughtful and results-focused — are essential to maintain for our continued success. To protect our brand and our intellectual property, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality, non-disclosure, non-compete and license agreements, and clearly defined standard terms and conditions in our sales contracts.

We currently have patents and patent applications pending for:

•	A system to conduct research via “build your own” product/pricing configurations over a network, and

•	Shelf ImpactSM — a system for evaluating the impact of package design and shelf placement for store shelf products using extremely short duration image exposure.

Additionally, we have registered trademarks for many of our products and services in North America, Europe and Asia, and will continue to protect our intellectual property through those means.

We have licensed in the past, and expect to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation.

Seasonality

Being project-based, our business has historically exhibited moderate seasonality. Revenue generally tends to ramp upward during the fiscal year, with Q1 (ending September 30) generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) revenue typically yields the highest revenue of the year. As a result of the seasonality noted, we manage our business based on our annual business cycle. Total consolidated revenue from continuing operations, by quarter, for the fiscal years ended June 30, 2006 through 2008, is as follows:

The moderate historical seasonality described above is not necessarily indicative of quarterly revenue trends which may occur in the future.

Our Clients

At June 30, 2008, we had approximately 1,900 clients, compared with approximately 1,800 at June 30, 2007. In fiscal 2008 and 2007, no single client accounted for more than 10% of our consolidated revenue.

Our Competition

We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of whom have market shares or financing and marketing resources larger than our own. Our competitors include, but are not limited to, Aegis Group plc, Arbitron Inc., GfK AG, Greenfield Online Inc., IMS Health, Inc., Intage Inc., Ipsos SA, National Research Corp., Taylor Nelson Sofres plc, WPP Group plc and YouGov plc.

In June 2008, Inside Research ranked Harris Interactive as the 13th largest U.S. market research firm, down from 12th in 2007. In July 2008, Inside Research ranked Harris Interactive as the world’s 13th largest market research firm for the second consecutive year.

Although we believe that barriers to creating a large online panel and acquiring the technology and the knowledge necessary to conduct accurate Internet-based market research remain high, we have seen intensified competition from existing market research firms as they continue to build their online research capabilities. We also believe that the number of dedicated online data collection and sample-only firms which enable traditional market research firms to execute online research has added to the competitive environment.

In fiscal 2008, we deployed GlobalSynchsm, our global synchronized research platform that integrates data collected via multiple modes into one database. This web-based system provides increased speed, greater accuracy and easy real-time client access to research data collected anywhere in the world regardless of collection mode. We believe that no other market research firm currently has a similar system in place. This ability to more fully synchronize our survey design, data collection, analysis and reporting functions gives us an advantage over some of our competitors who do not offer the same broad range of services.

We believe we also have other competitive advantages, including:

•	Our Highly Skilled Employees — many of whom are recognized by their peers as leaders in the field of market research, or in the particular vertical markets in which they specialize.

•	Our Strong Brand — synonymous with accuracy and truthfulness, we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for U.S. market research and public opinion polling today. We have now expanded The Harris Poll into the United Kingdom and the rest of Europe, and expect to continue our relationships with The Financial Times (London), International Herald Tribune and France 24 (Paris), in order to raise awareness of the Harris Interactive brand on a global scale.

•	Our Internet Panel — believed by us to be one of the world’s largest for conducting online market research. Currently, our panel consists of millions of individuals from around the world who have voluntarily agreed to participate in our various online research studies. This large and diverse Internet panel enables us to:

•	accurately project results to large segments of the population, such as “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population, and

•	accurately survey certain low-incidence, hard-to-find subjects.

•	Our Specialty Sub-Panels — Through the ongoing screening of our larger panel and recruitment targeted specifically to certain audiences, we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion and Technology Decision-Makers. Our clients value our ability to rapidly survey these hard to find subjects. Many of our clients have asked us to develop specialty panels exclusively for their use. Specialty sub-panel research has become a key driver of profitable revenue growth for us.

•	Our Science and Methodology — To understand the intricacies and nuances of Internet research, we have conducted more than 2,200 “research on research” experiments. We also have executed over 85 million online surveys since we began conducting online research in 1997. That depth and breadth of experience allows us to continually provide our clients with the most up-to-date and accurate knowledge they need to make meaningful business decisions and improve their performance.

•	Our Global Enterprise Solutions Portfolio — A comprehensive tool-box of research techniques, methodologies and models that can be applied by marketing experts to help develop strategy, implement tactics and assess their impact in the marketplace. These tools can also be used to analyze markets, develop new products and services, create and/or measure brand positioning and awareness and measure and/or improve customer loyalty.

•	Our Technology — A significant amount of computer software and hardware is required to conduct Internet-based market research and polling. The key elements of our technology infrastructure include:

•	A high-speed customized email system, allowing us to rapidly format, target and send over one million customized email invitations per hour,

•	A sophisticated survey engine, which can support 255,000 custom five-minute surveys per hour with a peak capacity of 21,000 surveys processed simultaneously,

•	Multi-lingual software systems, which have the ability to collect data in any language supported by Microsoft, including double-byte character sets (such as the Asian languages) and right-to-left reading languages,

•	An advanced survey dispatcher system, which acts like an air traffic control system to monitor, control and balance all respondent activity across all of our servers, and to ensure that no respondent will get a “sorry — the system is busy” notice. In addition, our proprietary dispatcher system gathers real-time statistics on survey starts, suspensions and completions, shutting off the surveys when the contracted completion levels have been achieved, thereby reducing cost overruns, and

•	A global synchronized research platform that integrates data collected via multiple modes into one database.

We continue to review and modify our infrastructure, including as new technologies become available, with a view toward continuing to meet the needs of our clients in an efficient and cost-effective manner.

•	Our Professional Sales Force — which is relatively unique in the market research industry, an industry in which researchers are traditionally the primary salespersons. Our sales force generates leads, expands existing client relationships and gains new business. At the end of fiscal 2008, we had over 40 full-time dedicated sales professionals, who work with our market research professionals who also sell our services, supported by a team of inside business developers.

•	Our Dedication to Customer Satisfaction — which has helped us to retain our clients and continually improve the quality of services that we deliver. We evaluate all of our researchers and managers on customer satisfaction scores, and their bonus compensation is also tied to those customer satisfaction levels. At June 30, 2008, our worldwide overall satisfaction rating stood at 8.3, compared with 8.8 at June 30, 2007, both on a ten point scale. Maintaining high levels of customer satisfaction helps us to:

•	identify and rapidly respond to changing client needs,

•	increase the loyalty of our clients and generate greater lifetime value from them, and

•	improve our margins by dampening price sensitivity.

Financial Information about Geographic Areas

We are comprised principally of operations in North America, Europe and Asia. Non-U.S. market research operations are located in the United Kingdom, Canada, France, Germany, Hong Kong, Singapore and to a more limited extent, China. We operate these non-U.S. businesses on a basis consistent with our U.S. operations. We perform custom and service-bureau Internet-based market research in the United Kingdom, Canada, France and Germany using our global database.

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2008	2007	2006

Revenue from services
United States	$152,894	$159,843	$166,228
United Kingdom	43,771	43,655	40,430
Canada	24,628	—	—
Other European countries	14,910	8,305	5,526
Asia	2,520	—	—

Total revenue from services	$238,723	$211,803	$212,184

Operating income (loss)(1)
United States	$(54,492)	$9,802	$13,837
United Kingdom	(9,015)	2,748	168
Canada	(7,366)	—	—
Other European countries	(10,914)	(14)	125
Asia	(2,784)	(219)	(239)

Total operating income (loss)	$(84,571)	$12,317	$13,891

Long-lived assets
United States	$6,733	$7,298	$7,691
Canada	2,858	—	—
United Kingdom	1,812	2,261	1,822
Other European countries	340	343	183
Asia	210	—	1

Total long-lived assets	$11,953	$9,902	$9,697

Deferred tax assets
United States	$18,218	$17,064	$19,844
Canada	(3,191)	—	—
United Kingdom	347	318	459
Other European countries	(844)	(859)	(564)
Asia	—	—	—

Total deferred tax assets	$14,530	$16,523	$19,739

(1)	Operating loss for fiscal 2008 includes an $86,497 goodwill impairment charge. The charge was allocated to our geographic locations, specifically, $58,376 to the United States, $9,472 to the United Kingdom, $5,921 to Canada, $11,150 to other European countries, and $1,578 to Asia.

During fiscal 2008, 2007 and 2006, 64.0%, 75.5% and 78.3%, respectively, of our total consolidated revenue was derived from our U.S. operations. 36.0%, 24.5% and 21.7%, respectively, of our total consolidated revenue was derived from our non-U.S. operations, primarily in the U.K. and France during fiscal 2007 and 2006 and additionally in Canada, Germany, Hong Kong and Singapore during fiscal 2008.

Backlog

At June 30, 2008, we had a revenue backlog from continuing operations of approximately $66.8 million, as compared to a backlog of approximately $64.9 million from continuing operations at

June 30, 2007. We estimate that substantially all of the backlog at June 30, 2008 will be recognized as revenue from services during the fiscal year ending June 30, 2009, based on our experience from prior years.

Employees

At June 30, 2008, we employed a total of 1,108 full-time individuals on a worldwide basis, 677 of which were employed in the United States. In addition, we employed 242 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 17 of which were employed in the United States. Casual employees of our operations outside of the United States are not included in the headcount numbers provided herein.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of September 12, 2008. These individuals have been appointed by and are serving at the pleasure of our board of directors. The table also includes information about James E. Fredrickson and Stephen Wallace, each of whom we consider to be significant employees.

Name	Age	Position

Gregory T. Novak	46	President and Chief Executive Officer
Bruce A. Anderson	51	President, Harris/Decima
David G. Bakken, PhD	58	Executive Vice President and Chief Scientist
Dennis K. Bhame	60	Executive Vice President, Human Resources
James E. Fredrickson	47	Executive Vice President, Global Research Operations and Information Technology
Richard W. Millard, PhD	50	President, U.S. Industry Research Groups
Eric W. Narowski	39	Principal Accounting Officer and Senior Vice President, Global Controller
Michelle F. O’Neill	45	President, U.S. Industry Research Groups
Ronald E. Salluzzo	57	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Stephan B. Sigaud	51	President, U.S. Solutions Research Groups
George H. Terhanian, PhD	44	President, Harris Interactive Europe and Global Internet Research
David B. Vaden	37	President, North America and Global Operations
Stephen Wallace	49	Chief Information Officer

Gregory T. Novak is our President and Chief Executive Officer, positions he has held since April 2004 and September 2005, respectively. He has been a director of the Company since September 2005. From May 2005 to September 2005, Mr. Novak served as our acting Chief Executive Officer and from April 2004 to September 2005, he served as our Chief Operating Officer. From July 2003 to March 2004, Mr. Novak served as our President, U.S. Operations and from July 2001 to June 2003, served as our Group President, Strategic Marketing Solutions and Business and Consulting. Prior to July 2001 and since joining us in June 1999, Mr. Novak served in progressively senior positions. Prior to joining us, Mr. Novak worked for Lightnin, a chemical process engineering and manufacturing company, most recently as Vice President, General Manager of Lightnin Americas.

Bruce A. Anderson is President, Harris/Decima, our Canadian subsidiary, a position he has held since our acquisition of Decima Research in August 2007. From October 2004 to August 2007, Mr. Anderson

served as Chairman and Chief Executive Officer of Decima. Prior to joining Decima, Mr. Anderson was a Partner with the Earnscliffe Strategy Group, a consulting firm he co-founded in 1990.

David G. Bakken, Ph.D. is our Executive Vice President and Chief Scientist, a position he has held since March 2008. From March 2000 to March 2008, Dr. Bakken served as Senior Vice President, Marketing Science and Advanced Analytics. Prior to joining us in March 2000, Dr. Bakken served as a Vice President for Stratford Associates, providing consulting on market research for clients, and served our predecessor company, the Gordon S. Black Corporation. Dr. Bakken also held positions at Information Resources, Inc. and AT&T Inc.

Dennis K. Bhame is our Executive Vice President, Human Resources, a position he has held since joining us in April 2000. Prior to joining us, Mr. Bhame spent 16 years at Bausch & Lomb Inc. working in progressively senior positions, most recently as Vice President, Global Human Resources, Eyeware Division.

James E. Fredrickson is our Executive Vice President, Global Research Operations and Information Technology, a position he has held since February 2006. From May 2002 to February 2006, Mr. Fredrickson served as Senior Vice President, Research Operations. Prior to May 2002 and since joining us in 1987, Mr. Fredrickson has served in progressively senior positions.

Richard W. Millard, Ph.D. is our President, U.S. Industry Research Groups, a position he has held since April 2007. In this role, he oversees our Healthcare and Public Affairs and Policy research practices. From May 2007 to April 2008, he served as President of the Consumer Goods, Financial Services and Public Affairs and Policy research practices. From May 2006 to April 2007, Dr. Millard served as Senior Vice President in our Public Affairs and Policy research practice, and from June 2003 to May 2006, he served in this role in our Healthcare research practice. Prior to June 2003 and since joining us in January 2000, Dr. Millard served in progressively senior positions. Prior to joining us, Dr. Millard spent two years at Patient Infosystems, Inc. as Vice President of Clinical Affairs.

Eric W. Narowski is our Principal Accounting Officer and Senior Vice President, Global Controller, positions he has held since February 2006 and October 2007, respectively. From January 2000 to October 2007, he served as our Vice President, Corporate Controller. Mr. Narowski joined us in July 1997 as our Controller.

Michelle F. O’Neill is our President, U.S. Industry Research Groups, a position she has held since July 2006. In this role, she oversees our Emerging and General Markets research practice, as well as the Automotive and Transportation, Technology and Telecommunications and since April 2007, the Consumer Goods industry solutions groups. Prior to that, Ms. O’Neill served as Group President of our Emerging and General Markets research practice. From July 2001 to June 2004, Ms. O’Neill served as Senior Vice President and Business Leader of our Strategic Consulting research practice, the result of the integration of our 2001 acquisition of Yankelovich Partners, where she had served as a Partner.

Ronald E. Salluzzo is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, positions he has held since March 2006. Prior to joining us, from February 2005 to December 2005, Mr. Salluzzo served as the Chief Risk Officer for BearingPoint Inc., a provider of strategic consulting, application services, technology solutions and managed services to companies and government organizations. From January 1999 to February 2005, Mr. Salluzzo was the Executive Vice President in charge of BearingPoint’s State and Local Government and Education practice. Prior to joining BearingPoint, Mr. Salluzzo spent 27 years at KPMG LLP working in progressively senior positions, most recently as an Audit Partner and National Industry Leader for Higher Education.

Stephan B. Sigaud is our President, U.S. Solutions Research Groups, a position he has held since May 2008. In this role, he oversees our Brand and Communications Consulting, Loyalty, Product Solutions, and Qualitative Research practices. From March 2005 to May 2008, Mr. Sigaud served as President of our Customer Loyalty Management practice. Prior to joining us in March 2005, Mr. Sigaud was the Executive Vice President of Client Services at Find/SVP, a publicly-traded knowledge services company (now Guideline, Inc.), where he led all business research and consulting operations. Prior to Find/SVP, Mr. Sigaud was owner and President of IDSI, Inc., a consulting firm that specialized in customer satisfaction measurement services for large manufacturing companies.

George H. Terhanian, Ph.D is our President, Harris Interactive Europe and Global Internet Research, positions he has held since July 2003 and June 2002, respectively. He has also directed our online research activities since they began in 1997. Prior to joining us in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States. He has also served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics.

David B. Vaden is our President, North America and Global Operations, a position he has held since April 2007. From February 2006 to April 2007, Mr. Vaden served as our Executive Vice President, Chief Operations Officer. From January 2005 to February 2006, Mr. Vaden served as our Executive Vice President, Operations and Chief Strategy Officer. From January 2002 to January 2005, Mr. Vaden served as our Senior Vice President, Business Development and Internet Services. Mr. Vaden joined us in January 2000 as our Vice President, Finance. Prior to joining us, Mr. Vaden served as a Manager in the Audit and Business Advisory Services division at PricewaterhouseCoopers LLP.

Stephen Wallace is our Chief Information Officer, a position he has held since March 2008. Mr. Wallace joined us in October 2007 as Vice President, IT Operations. Prior to joining us, Mr. Wallace was an independent consultant from November 2006 to October 2007 working on, among other things, a Health Information Exchange, where he helped implement the technology necessary to securely exchange confidential patient health information between hospitals, labs and physician offices. From March 2000 to November 2006, Mr. Wallace served as Chief Information Officer at Constellation Brands, a Fortune 500 firm and a leading international producer and marketer of beverages. Prior to joining Constellation Brands, Mr. Wallace previously spent approximately 3 years at Xerox Corporation as their Vice President of Information Technology and Customer Administration.

Available Information

Information about our products and services, shareholder information, press releases and SEC filings can be found on our website at www.harrisinteractive.com. Through our website, we make available free of charge the documents and reports we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website (or the websites of our subsidiaries) does not constitute part of this Report on Form 10-K.

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

There are currently no industry or other benchmarks for determining the optimal size and composition of an Internet panel. Among other factors, panelist response rates vary with differing survey content, and the frequency with which panelists are willing to respond to survey invitations is variable. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists. We are not always able to accommodate client requests to survey low-incidence, limited populations with specific demographic characteristics. If our need to recruit panelists or specialty sub-panel members increases significantly, our operating costs will rise.

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

Our success and ability to compete depends substantially on our internally-developed methodologies, technologies and trademarks, which we protect through a combination of patent, copyright, trade-secret and trademark laws. From time to time, we file trademark applications for certain of our products and services. Currently, we also have patents and patent applications pending for our method for conducting product configuration research over a computer-based network and our shelf impact process, and may apply for additional patents in the future. Our patent or trademark applications may not be approved, or if approved, our patents or trademarks may be successfully challenged by others or invalidated. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally-developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to pay money damages, introduce new trademarks, develop non-infringing technology, or enter into royalty or licensing agreements. Any of those events could substantially increase our operating expenses and potentially reduce our expected revenues. Moreover, there can be no assurance that third parties will not independently develop functionally equivalent or superior methodologies and technologies.

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

If we are unable to overcome other risks associated with global operations, we will be unable to conduct business effectively on a global level.

Because many of our larger competitors have global operations, we may be disadvantaged to the extent that we do not expand globally. Our international operations have either lost money or not added significantly to our net income in recent years. Our operational, technical, and financial systems and controls will have to continue to adapt to a more diversified geographic base of operations. Managing and sustaining our international growth, and ensuring its profitability, will place significant demands on management. If we are unable to manage our growth effectively, we may not be able to successfully implement our business plan at projected levels.

The following additional risks are inherent in doing business on a global level:

•	inability to comply with or enactment of more restrictive privacy laws,

•	changes in regulatory requirements,

•	currency exchange fluctuations,

•	problems in collecting accounts receivable and longer collection periods,

•	potentially adverse tax consequences,

•	issues related to repatriation of earnings of foreign subsidiaries,

•	political instability,

•	Internet access restrictions, and

•	anti-American sentiment or terrorist activity against American interests abroad.

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

Factors that are outside of our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	declines in general economic conditions or the budgets of our clients,

•	a general decline in the demand for market research and polling products and services,

•	seasonal decreases in the demand for market research and polling services,

•	development of equal or superior products and services by our competitors,

•	technical difficulties that cause general and long-term failure of the Internet, and

•	currency exchange fluctuations.

Factors that are partially within our control, and that have caused our results to fluctuate in the past or that may affect us in the future, include:

•	effective management of the professional services aspects of our business, including utilization and realization rates,

•	our ability to cost-effectively maintain the proper size and scope of our Internet panel necessary to develop and sell new products and services and generate expected revenues,

•	development of our own new, marketable products and services, and

•	costs associated with acquisitive and strategic activities.

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Quarter-to-quarter comparisons of our results of operations or any other trend in our performance may not be reliable indicators of future results.

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

If we choose to pursue acquisitions, some material risks we may face include:

•	difficulties in the harmonization and assimilation of the operations, technologies, products and personnel of the acquired business,

•	the diversion of management’s attention from other business concerns,

•	costs associated with acquisitions that are not concluded,

•	the availability of favorable acquisition financing, and

•	the potential loss of key employees and/or clients of any acquired business.

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

Investments in development or acquisition of new products and services may impact our earnings.

The market research industry is highly competitive, and product and service offerings are susceptible to changes in the overall marketplace, such as changes in the ways individuals gather and use information, products, and services. Our profitability may be adversely impacted by significant investments we may choose to make in the development of new products and services to meet a changing marketplace.

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

No one client accounts for more than 10% of our revenues and most of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects from both existing and new clients, and these competitive pressures may make it more difficult for us to do so and to sustain and grow our revenues.

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

Our corporate headquarters and principal United States operating facility is located at 60 Corporate Woods, Rochester, New York, 14623, under an operating lease that expires in July 2015. In addition, we lease data collection centers to house our telephone interviewing centers in both Canada and the United Kingdom. We also lease service offices to house our project, administrative and processing staff in the following locations:

•	Rochester, New York;

•	New York, New York;

•	Princeton, New Jersey;

•	Norwalk, Connecticut;

•	Reston, Virginia;

•	Minneapolis, Minnesota;

•	Claremont, California;

•	Tampa, Florida;

•	Washington, District of Columbia;

•	Brentford, Hazel Grove and Maidenhead, United Kingdom;

•	Ottawa and Toronto, Ontario;

•	Montreal, Quebec;

•	Vancouver, British Columbia;

•	Paris, France;

•	Hamburg, Germany;

•	Hong Kong and Shanghai, China; and

•	Singapore.

We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We believe additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Information concerning each of our material properties is as follows (amounts in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2008

70 Carlson Road	Rochester, New York	October 2008	$82
1920 Association Drive	Reston, Virginia	April 2010	788
40-52 Watermans Park	Brentford, United Kingdom	June 2010	1,038
135 Corporate Woods	Rochester, New York	June 2010	673
Pepper Road	Hazel Grove, United Kingdom	July 2010	446
Vanwall Road	Maidenhead, United Kingdom	July 2010	415
BTC Beim Strohause 31	Hamburg, Germany	August 2010	492
5 Independence Way	Princeton, New Jersey	February 2011	2,071
161 Avenue of the Americas	New York, New York	April 2012	2,607
2345 Yonge Street	Toronto, Ontario	May 2012	865
101 Merritt 7	Norwalk, Connecticut	May 2015	1,310
60 Corporate Woods	Rochester, New York	July 2015	9,490
160 Elgin	Ottawa, Ontario	February 2016	3,483
1080 Beaver Hall Hill	Montreal, Quebec	April 2016	757

Item 3.	Legal Proceedings

In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

Quarter Ended:
June 30	$2.80	$1.80	$6.50	$4.93
March 31	4.33	2.15	6.11	4.67
December 31	4.77	3.86	6.85	4.63
September 30	5.55	3.67	6.26	4.95

Holders

At September 2, 2008, our common stock was held by approximately 7,000 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for internal purposes, such as the maintenance and expansion of our operations, acquisitions and for repurchases of our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

The following table shows our repurchases of our equity securities for the three months ended June 30, 2008 (in thousands, except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares That
			as Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program

April 1, 2008 through April 30, 2008	—	$—	—	$—
May 1, 2008 through May 31, 2008	836	2.01	—	—
June 1, 2008 through June 30, 2008	70	2.51	—	—

Total	906	$2.05	—	$—

(1)	Consists solely of shares repurchased from employees to satisfy statutory tax withholding requirements upon the vesting of restricted stock and subsequently retired.

Performance Graph

The graph below matches the cumulative 5-year total return of holders of Harris Interactive Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and two customized peer groups of nine companies each, whose individual companies are listed in footnotes 1 and 2 below. During fiscal 2008, the Company changed its peer group because certain companies included are no-longer publicly traded companies and can no longer be included in the graph. In addition, the Company also reassesses the appropriateness of its peer group annually may add or delete companies accordingly. The graph assumes that the value of the investment in our common stock, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on June 30, 2003 and tracks it through June 30, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris Interactive Inc., The NASDAQ Composite Index,
The S&P Smallcap 600 Index, A New Peer Group And An Old Peer Group

	6/03	6/04	6/05	6/06	6/07	6/08
Harris Interactive Inc.	$100.00	$104.02	$75.39	$88.24	$82.82	$31.11
NASDAQ Composite	100.00	129.09	127.97	136.00	164.15	142.67
S&P Smallcap 600	100.00	135.25	153.44	174.81	202.85	173.09
New Peer Group	100.00	132.87	139.51	167.57	205.37	151.15
Old Peer Group	100.00	133.00	147.14	159.47	191.24	162.53

* $100 invested on 6/30/03 in stock & index-including reinvestment of dividends.Fiscal year ending June 30. Copyright© 2008 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved. Copyright © 2008 Dow Jones & Co. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1) The nine companies included in the Company’s new peer group are: Greenfield Online Inc., National Research Corp., WPP Group plc, Taylor Nelson Sofres plc, Ipsos SA, GFK AG, Intage Inc., YouGov plc and Aegis Group plc.

(2) The nine companies included in the Company’s old peer group are: Arbitron Inc., Greenfield Online Inc., IMS Health Inc., National Research Corp., Taylor Nelson Sofres plc, Ipsos SA, GFK AG, Intage Inc. and Yougov plc.

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

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Decima (August 2007), Marketshare (August 2007), MediaTransfer (April 2007), Wirthlin (September 2004) and Novatris (March 2004). In addition, information reported for fiscal years 2004 through 2008 has been reclassified to reflect our Japanese and Rent and Recruit operations as discontinued operations for all periods presented.

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenue from services	$238,723	$211,803	$212,184	$193,635	$138,482
Operating expenses:
Cost of services(1)	120,192	104,761	103,384	91,569	65,503
Sales and marketing(1)	23,979	21,151	20,540	20,366	11,915
General and administrative(1)	80,253	68,730	68,158	65,608	43,964
Depreciation and amortization	8,526	5,295	5,961	6,230	3,836
Gain on sale of assets	—	(788)	—	—	—
Cost of reviewing strategic alternatives	1,584	—	—	—	—
Restructuring charges	2,263	337	250	1,132	—
Goodwill impairment charge	86,497	—	—	—	—

Total operating expenses	323,294	199,486	198,293	184,905	125,218

Operating income (loss)	(84,571)	12,317	13,891	8,730	13,264
Interest and other income	1,119	2,246	1,534	742	637
Interest expense	(1,951)	(290)	(20)	(150)	(107)

Income (loss) from continuing operations before income taxes	(85,403)	14,273	15,405	9,322	13,794

Provision (benefit) for income taxes(2)	(661)	5,319	6,205	4,978	(16,009)

Income (loss) from continuing operations	(84,742)	8,954	9,200	4,344	29,803
Income (loss) from discontinued operations, net of tax	124	122	260	(2,761)	115

Net income (loss) available to holders of common stock	$(84,618)	$9,076	$9,460	$1,583	$29,918

Basic net income (loss) per share(*):
Continuing operations	$(1.60)	$0.16	$0.15	$0.07	$0.53
Discontinued operations	0.00	0.00	0.00	(0.05)	0.00

Basic net income (loss) per share	$(1.60)	$0.16	$0.15	$0.03	$0.53

Diluted net income (loss) per share(*):
Continuing operations	$(1.60)	$0.16	$0.15	$0.07	$0.52
Discontinued operations	0.00	0.00	0.00	(0.05)	0.00

Diluted net income (loss) per share	$(1.60)	$0.16	$0.15	$0.03	$0.52

Weighted-average shares outstanding — basic	52,861,354	56,133,355	61,511,031	60,264,152	56,099,330

Weighted-average shares outstanding — diluted	52,861,354	56,397,600	61,685,777	61,238,064	57,444,785

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$32,874	$28,911	$11,465	$13,118	$12,511
Marketable securities	$—	$4,418	$45,145	$23,392	$42,603
Working capital	$32,489	$22,046	$62,026	$46,426	$70,416
Total assets	$187,049	$242,038	$256,923	$241,829	$199,880
Short-term borrowings	$—	$19,625	$—	$—	$—
Long-term borrowings	$29,431	$—	$—	$—	$—
Total stockholders’ equity	$98,636	$172,356	$203,644	$194,164	$167,298

(*)	Figures may not add due to rounding

(1)	Amounts for fiscal years 2004 and 2005 are not directly comparable to subsequent fiscal years, as a result of our adoption of SFAS No. 123(R) using the modified prospective method.

(2)	Fiscal year 2004 includes the effects of the reversal of prior year valuation allowances that had been recorded against certain deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal 2008 was a challenging year on many fronts. The fiscal year began with our August 2007 acquisitions of Decima and Marketshare and positive organic revenue through the first five months. Subsequently, our performance was adversely impacted by:

•	Deteriorating macro-economic conditions in North America which caused declines in our bookings that led to revenue in the U.S. and Canada that fell below our expectations,

•	Spending freezes and cuts in the sectors of the pharmaceutical industry in which our business was concentrated, which required us to reposition our strategies, sales efforts and management, and

•	Decreased profitability driven by the revenue decline noted above, as we were unable to adjust our expenses quickly enough to align with our decreased revenue.

In response to the above, we took the following actions:

•	Restructured the Company to better align our direct cost structure with expected revenue, as described in more detail under “Restructuring”,

•	Replaced our U.S. Healthcare sales and business leadership,

•	Retained a performance improvement consulting firm to assist us, and

•	Continued our ongoing efforts to maximize the productivity of our professional staff and appropriately scale our selling, general and administrative costs to the expected needs of our business.

In addition to the restructuring charges noted above, we incurred $1.6 million in legal, accounting, banking and other costs in connection with a decision by our Board of Directors to investigate strategic alternatives available to the Company. After retaining an investment bank to assist with this process and considering the results of the investigations, the Board determined that it was in the best interest of our stockholders to discontinue the process and to focus the Company’s attention on operational improvement and growth. We have retained a performance improvement consulting firm to assist us in those efforts.

Fiscal 2008 ended with mixed results, specifically:

•	Declines in revenue, operating margin and net income when compared with fiscal 2007, the causes of which are more fully described under “Results of Operations,”

•	Growth in European Internet revenue when compared with fiscal 2007, more fully described under “Results of Operations,”

•	Expanded global presence provided by our MediaTransfer, Decima and Marketshare acquisitions,

•	Continued generation of cash from our operations, which has allowed us to continue to pay down our outstanding debt,

•	A pre-tax, non-cash goodwill impairment charge of $86.5 million based on our annual goodwill impairment evaluation, performed in accordance with SFAS No. 142, which indicated that the fair value of the Company was less than the carrying value of our net assets at June 30, 2008.

While fiscal 2008 had a number of challenges, we believe that the actions we took during the fiscal year will position us for revenue and profit growth in fiscal 2009 and beyond.

Business Combinations

Decima Research

On August 16, 2007, we, along with 2144798 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (our wholly-owned, indirect subsidiary, “Canco”), and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”), entered into a Share Purchase Agreement dated August 16, 2007 pursuant to which Canco purchased 100% of the outstanding shares of Decima.

This acquisition has expanded our presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors served by Decima included financial services, telecommunications, public affairs and tourism/recreation/gaming.

Marketshare

On August 16, 2007, Harris Interactive International Inc., our wholly-owned subsidiary (“HII”), Harris Interactive Asia Limited (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”), entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007, pursuant to which Harris Asia purchased 100% of the issued share capital of Marketshare and Marketshare Pte.

This acquisition has provided access into the rapidly growing Asia/Pacific market and can serve as a platform for continued acquisitive growth in the region. Key sectors served by Marketshare included retail, financial services, technology and travel/tourism.

MediaTransfer

Effective on April 1, 2007, pursuant to a Share Sale and Purchase Agreement dated March 30, 2007 by and among the Company, HII, and the stockholders of MediaTransfer, HII purchased 100% of the outstanding shares of MediaTransfer.

This acquisition has expanded our access into the European research market and enabled us to better serve our multinational clients. MediaTransfer had expertise in consumer goods, telecom, financial services and pharmaceutical research.

These acquisitions were accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. Further financial information about business combinations is included in Note 3, “Business Combinations,” to our consolidated financial statements contained in this Form 10-K.

Goodwill Impairment Charge

At June 30, 2008, we performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using a discounted cash flow model, to its carrying value. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result, recorded a pre-tax goodwill impairment charge of $86.5 million. The primary reason for the impairment charge was the sustained decline of our stock price during the second half of fiscal 2008.

At March 31, 2008, we considered the decline in our stock price from January 2008 to March 2008. At that time, we concluded that the decline was short-term in nature and did not trigger a review for impairment outside of our annual June 30 impairment evaluation date.

At June 30, 2007 and 2006, based upon our annual evaluations, we determined that the fair value of our reporting unit exceeded the carrying amount, resulting in no impairment.

Restructuring

Fiscal 2008

During the fourth quarter of fiscal 2008, we took certain actions designed to align the cost structure of our U.K. operations with the evolving operational needs of that business. Specifically, we reduced headcount at our U.K. facilities by 18 full-time employees and incurred $0.5 in one-time termination benefits, all of which will involve cash payments. The reduction in staff was communicated to the affected employees in June 2008. All actions were completed by July 31, 2008 and we expect that the related cash payments will be completed by September 2008.

The U.K. restructuring described above follows separate actions we took at various times during the fourth quarter of fiscal 2008 to strategically reduce headcount at several of our U.S. facilities by a total of 24 full-time equivalents, as a result of which we incurred $0.5 million in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in April 2008. Additionally, we took steps to reduce costs associated with our U.S. operations by reducing leased space at our Cincinnati, Ohio facility. We incurred $0.1 million in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with these headcount and leased space reductions were completed in April and May 2008, respectively, and we expect that the related cash payments will be completed by October 2008 and April 2009, respectively.

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

In connection with the Orem closure, we reduced our headcount by 26 full-time equivalents and incurred $0.2 million in one-time termination benefits. The reduction in staff was communicated to the affected employees in January 2008. Additionally, we incurred $0.1 million in contract termination charges related to the remaining operating lease obligation. All actions were completed by March 31, 2008 and involved cash payments, which were completed in August 2008.

An additional headcount reduction of 15 full-time equivalents occurred in February 2008 and resulted in $0.3 million in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in February 2008. All actions associated with this headcount reduction were completed in February 2008, and cash payments in connection with the one-time termination benefits will be completed by September 2008.

In connection with the leased space reductions in Grandville and Norwalk, we incurred $0.5 million in contract termination charges related to the remaining operating lease obligations, all of which involved cash payments. All actions associated with the space reductions were completed in March 2008. Cash payments in connection with the remaining lease obligations will be completed by April 2015.

As a result of the actions described above, we realized approximately $1.8 million in cash savings during fiscal 2008 and expect to realize approximately $5.8 million in cash savings during fiscal 2009.

Fiscal 2007

During the fourth quarter of fiscal 2007, we recorded $0.3 million in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of our cost structure with the operational needs of the business. We negotiated an amendment to the lease agreement for our Reston, Virginia office, terminating our lease with respect to a portion of our space in exchange for a payment of $0.2 million to the landlord, subject to conditions which have since been met. As a result of the amendment, our lease obligation over the remaining term of the lease was reduced by approximately $0.5 million from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $0.3 million over the remaining lease term.

We also reduced the staff of our U.S. operations by 6 full-time equivalents and incurred $0.1 million in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007. All actions in the plan were completed by June 30, 2007. Cash payments in connection with the plan were completed in December 2007.

As a result of the actions described above, we realized cash savings of approximately $0.8 million in fiscal 2008, consistent with our savings expectation at the time that these actions were taken.

Fiscal 2006

During the fourth quarter of fiscal 2006, we recorded $0.3 million in restructuring charges directly related to certain actions designed to align the cost structure of our U.K. operations with the operational needs of that business. Management developed a formal plan that included closing two facilities in Macclesfield and Stockport and consolidating those operations into our Hazel Grove location. This consolidation was completed by June 30, 2006 at a cost of less than $0.1 million, the majority of which represented future cash payments on the remaining lease commitment for the Macclesfield facility. Additionally, we classified the Stockport facility and the related property, plant and equipment as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On December 29, 2006, we completed the sale of the Stockport facility and the related property, plant and equipment for total cash consideration of $1.3 million, which resulted in a gain of $0.4 million. The gain was recorded under “Gain on sale of assets” in our consolidated statement of operations for the fiscal year ended June 30, 2007.

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

The following table summarizes activity with respect to the reserves for the restructuring plans and activities described above (amounts in thousands):

	Balance,					Balance,
	July 1,	Costs		Cash	Non-Cash	June 30,
	2007	Incurred	Reversals	Payments	Settlements	2008

Fiscal 2008 Activities
Severance payments	$—	$1,556	$(65)	$(821)	$—	$670
Lease commitments	—	771	—	(169)	(32)	570

Remaining reserve	$—	$2,327	$(65)	$(990)	$(32)	$1,240

Fiscal 2007 Plan
Severance payments	$62	$—	$—	$(62)	$—	$—
Lease commitments	—	—	—	—	—	—

Remaining reserve	$62	$—	$—	$(62)	$—	$—

Fiscal 2006 Plan
Severance payments	$—	$—	$—	$—	$—	$—
Lease commitments	25	—	—	(25)	—	—

Remaining reserve	$25	$—	$—	$(25)	$—	$—

Total of all restructuring plans and activities	$87	$2,327	$(65)	$(1,077)	$(32)	$1,240

Further financial information about our restructuring plans and activities is included in Note 4, “Restructuring Charges,” to our consolidated financial statements contained in this Form 10-K.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2008 include:

•	Revenue recognition,

•	Impairment of goodwill and other intangible assets,

•	Income taxes,

•	Stock-based compensation,

•	HIpoints loyalty program, and

•	Contingencies and other accruals.

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

Impairment of Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. The evaluation of other intangible assets is performed on a periodic basis. These assessments require us to estimate the fair market value of our reporting unit. If we determine that the fair value of our reporting unit is less than its carrying amount, absent other facts to the contrary, we must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in our consolidated financial statements. As we have one reportable segment, we utilize the entity-wide approach for assessing goodwill.

Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting unit and the effects of changes in circumstances affecting this valuation, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for our reporting unit, we use the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of the reporting unit and affect the recorded balance of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balance of goodwill in the future could be affected by impairment charges.

Income Taxes

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

On July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately provided for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

For share-based payments granted subsequent to July 1, 2005, compensation expense based on the grant date fair value is recognized in the Consolidated Statements of Operations over the requisite service period. In determining the fair value of stock options, we use the Black-Scholes option pricing model, which employs the following assumptions:

•	Expected volatility — based on historical volatilities from daily share price observations for our stock covering a period commensurate with the expected term of the options granted.

•	Expected life of the option — based on the vesting terms of the respective option and a contractual life of ten years, calculated using the “simplified method” as allowed by Staff Accounting Bulletin No. 110, Share-Based Payment.

•	Risk-free rate — based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the option when granted.

•	Dividend yield — based on our historical practice of electing not to pay dividends to our shareholders.

Expected volatility and the expected life of the options granted, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2006, 2007 and 2008, respectively, are set forth in Note 13, “Stock-Based Compensation,” to our consolidated financial statements contained in this Form 10-K. The fair value of our restricted stock awards is based on the price per share of our common stock on the date of grant. We grant options to purchase our stock at fair value as of the date of grant.

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

HIpoints Loyalty Program

In July 2001, we initiated HIpoints, a loyalty program designed to reward respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration. We maintain a reserve for our obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on our actual redemption rates since the inception of the program. An actual redemption rate that differs from the expected redemption rate could have a material impact on our results of operations.

Prior to December 2007, points under the HIpoints program expired after one year of account inactivity. In December 2007, we modified the expiration parameters of the program such that points now expire after nine months of account inactivity and tightened the rules around expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in an approximately $0.8 million reduction in our reserve for obligations with respect to future redemption of outstanding points during the three months ended December 31, 2007, which was recorded in the “Cost of services” line item of our consolidated statement of operations.

Contingencies and Other Accruals

From time to time, we record accruals for severance costs both in connection with formal restructuring programs and in the normal course, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not finally determinable until the completion of our fiscal year end closing process.

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

Our revenue from services is derived principally from the following:

•	Custom Research — including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies and ad concept testing.

•	Tracking Studies — studies that regularly ask identical questions to similar demographic groups within a constant interval (once a month; once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence.

•	Service-Bureau Research — HISB provides Internet-based data collection services for other market research firms.

Cost of Services

Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection and analysis. We maintain project personnel in North America, Europe, and Asia. Labor costs are specifically allocated to the projects they relate to. We utilize an automated timekeeping system, which tracks the time of project personnel as incurred for each specific revenue-generating project.

•	Panelist Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our panelists for participating in surveys, which are earned when we receive a timely survey response. Non-cash incentives in the form of points are awarded to market survey respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to their expiration.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as-needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis, and the amortization of software developed for internal use.

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

Results of Operations

The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2008	%	2007	%	2006	%

Revenue from services	$238,723	100.0%	$211,803	100.0%	$212,184	100.0%
Operating expenses:
Cost of services	120,192	50.3	104,761	49.5	103,384	48.7
Sales and marketing	23,979	10.0	21,151	10.0	20,540	9.7
General and administrative	80,253	33.6	68,730	32.4	68,158	32.1
Depreciation and amortization	8,526	3.6	5,295	2.5	5,961	2.8
Gain on sale of assets	—	—	(788)	(0.4)	—	—
Cost of reviewing strategic alternatives	1,584	0.7	—	—	—	—
Restructuring charges	2,263	0.9	337	0.2	250	0.1
Goodwill impairment charge	86,497	36.2	—	—	—	—

Operating income (loss)	(84,571)	(35.4)	12,317	5.8	13,891	6.5
Interest and other income	1,119	0.5	2,246	1.1	1,534	0.7
Interest expense	(1,951)	(0.9)	(290)	(0.1)	(20)	(0.0)

Income (loss) from continuing operations before taxes	(85,403)	(35.8)	14,273	6.7	15,405	7.3

Provision (benefit) for income taxes	(661)	(0.3)	5,319	2.5	6,205	2.9

Income (loss) from continuing operations	(84,742)	(35.5)	8,954	4.2	9,200	4.3
Income from discontinued operations, net of tax	124	0.1	122	0.1	260	0.1

Net income (loss)	$(84,618)	(35.4)	$9,076	4.3	$9,460	4.5

The results of continuing operations as presented and discussed herein do not include the results of our discontinued Rent and Recruit business.

Fiscal Year Ended June 30, 2008 Versus Fiscal Year Ended June 30, 2007

Revenue from services.  Revenue from services increased by $26.9 million to $238.7 million for fiscal 2008, an increase of 12.7% over fiscal 2007. Revenue from services was impacted by several factors, as more fully described below.

North American revenue increased by $17.7 million to $177.5 million for fiscal 2008, an increase of 11.1% over fiscal 2007. For fiscal 2008, North American revenue was comprised of:

•	$152.9 million from U.S. operations, down 4.3% compared with $159.8 million for fiscal 2007. The decrease in U.S. revenue was impacted by revenue declines in the following industry groups:

•	Healthcare, as a result of budget cuts in the pharmaceutical industry as well as the internal management issues noted above, and

•	Emerging and General Markets, as a result of this group’s transition to new sales leadership during the fiscal year.

•	$24.6 million from Canadian operations, all of which was attributable to our August 2007 acquisition of Decima.

European revenue increased by $6.7 million to $58.7 million for fiscal 2008, an increase of 12.9% over fiscal 2007. For fiscal 2008, European revenue was comprised of:

•	$43.8 million from our U.K. operations, essentially flat when compared with $43.7 million for fiscal 2007, and

•	$14.9 million from our French and German operations, compared with $8.3 million from those operations for fiscal 2007. The increase in revenue from these operations was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $5.3 million in incremental revenue in fiscal 2008.

European revenue for fiscal 2008 included a favorable impact of $2.5 million as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.

Revenue from Internet-based services was $150.8 million or 63.1% of total revenue for fiscal 2008, compared with $128.2 million or 60.5% of total revenue for fiscal 2007. On a geographic basis:

•	North American Internet-based revenue was $116.5 million or 65.6% of total North American revenue for fiscal 2008, compared with $110.6 million or 69.2% of total North American revenue for fiscal 2007. North American Internet-based revenue was comprised of the following:

•	U.S. Internet-based revenue of $111.5 million or 72.9% of total U.S. revenue for fiscal 2008, compared with $110.6 million or 69.2% of total U.S. revenue for fiscal 2007. The increases from the same prior year period in U.S. Internet-based revenue, both as a dollar amount and as a percentage of total U.S. revenue, are primarily due to our focus on winning larger tracking studies which can be performed online.

•	Canadian Internet-based revenue of $5.1 million or 20.5% of total Canadian revenue for fiscal 2008, all attributable to our August 2007 acquisition of Decima. We will continue to focus on growing Internet-based revenue in our Canadian operations during fiscal 2009 and beyond.

•	European Internet-based revenue was $34.2 million or 58.2% of total European revenue for fiscal 2008, compared with $17.6 million or 33.9% of total European revenue for fiscal 2007. European Internet-based revenue was comprised of the following:

•	U.K. Internet-based revenue of $20.8 million or 47.4% of total U.K. revenue for fiscal 2008, compared with $10.1 million or 23.2% of total U.K. revenue for fiscal 2007. The increase in U.K. Internet-based revenue was driven by our continued emphasis on marketing and selling Internet-based research, as well as the ongoing transition to Internet-based research throughout Europe.

•	French and German Internet-based revenue of $13.4 million or 89.9% of total French and German revenue for fiscal 2008, compared with $7.5 million or 90.0% of total French and German revenue for fiscal 2007. The increase in French and German Internet-based revenue was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $4.7 million in incremental Internet-based revenue in fiscal 2008.

Cost of services.  Cost of services was $120.2 million or 50.3% of total revenue for fiscal 2008, compared with $104.8 million or 49.5% of total revenue for fiscal 2007. Cost of services was principally impacted by the mix of projects during fiscal 2008 when compared with fiscal 2007, as well as the increase in revenue from services discussed above. Additionally, cost of services was favorably impacted by the $0.8 million reduction in our reserve for obligations with respect to future redemption of outstanding points under our HIpoints program discussed above. We expect that the changes made to the program will provide additional ongoing savings.

Sales and marketing.  Sales and marketing expense was $24.0 million or 10.0% of total revenue for fiscal 2008, compared with $21.2 million or 10.0% of total revenue for fiscal 2007. The increase in sales and marketing expense was principally due to:

•	$2.0 million in incremental sales and marketing expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions; and

•	$0.8 million in incremental expense as a result of an increase in the time spent by our sales and professional staff on selling and proposal generation.

Sales and marketing expense includes labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead are participating in our selling efforts.

General and administrative.  General and administrative expense increased to $80.3 million or 33.6% of total revenue for fiscal 2008, compared with $68.7 million or 32.4% of total revenue for fiscal 2007. General and administrative expense was principally impacted by the following:

•	$11.5 million in incremental general and administrative expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions; and

•	$0.8 million in severance charges related to the retirement of Leonard R. Bayer, our former Executive Vice President, Chief Scientist and Chief Technology Officer, which was effective March 31, 2008.

General and administrative expense includes the labor costs for project personnel when they are neither working on specific revenue-generating projects nor participating in our selling efforts.

Depreciation and amortization.  Depreciation and amortization was $8.5 million or 3.6% of total revenue for fiscal 2008, compared with $5.3 million or 2.5% of total revenue for fiscal 2007. The increase in depreciation and amortization was principally the result of $3.0 million in incremental depreciation and amortization expense attributable to our MediaTransfer, Decima and Marketshare acquisitions.

Gain on sale of assets.  There were no gains on the sale of assets for fiscal 2008. Gain on sale of assets during fiscal 2007 consisted of a $0.4 million gain realized on the December 2006 sale of our Stockport facility, along with $0.4 million in net proceeds from the June 2007 sale of two internally developed patents.

Cost of reviewing strategic alternatives.  See above under “Overview” for further discussion of costs incurred to review strategic alternatives during fiscal 2008.

Restructuring charges.  See above under “Restructuring” for further discussion of restructuring charges incurred during fiscal 2008 and 2007.

Goodwill impairment charge.  See above under “Goodwill Impairment Charge” for further discussion of the goodwill impairment charge incurred during fiscal 2008.

Interest and other income.  Interest and other income was $1.1 million or 0.5% of total revenue for fiscal 2008, compared with $2.2 million or 1.1% of total revenue for fiscal 2007. The decrease in interest and other income was due to a decrease in the average balance of cash and marketable securities for fiscal 2008 when compared with fiscal 2007.

Interest expense.  Interest expense was $2.0 million or 0.9% of total revenue for fiscal 2008, compared with $0.3 million or 0.1% of total revenue for fiscal 2007. The increase in interest expense was the result of our outstanding debt in fiscal 2008 compared with fiscal 2007, during which we did not have any outstanding debt for the first nine months of the fiscal year. The debt incurred was used to fund a portion of the consideration for our MediaTransfer acquisition in fiscal 2007, and our Decima and Marketshare acquisitions in fiscal 2008.

Income taxes.  We recorded an income tax benefit for continuing operations of $0.7 million for fiscal 2008, compared with an income tax provision of $5.3 million for fiscal 2007. This was principally impacted by a $2.4 million tax charge which resulted from the goodwill impairment charge discussed above, which was largely non deductible for tax purposes. For further explanation of our actual tax rate for fiscal 2008 compared with our U.S. statutory rate, see Note 15, “Income Taxes,” to our consolidated financial statements contained in this Form 10-K.

In the future, our effective tax rate may be impacted by several factors including, but not limited to, changes in our legal entity structure, expansion of our global footprint and the nature of future investment decisions.

Fiscal Year Ended June 30, 2007 Versus Fiscal Year Ended June 30, 2006

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

U.S. revenue decreased by $6.4 million to $159.8 million for fiscal 2007, a decrease of 3.8% over fiscal 2006. This decrease in U.S. revenue was principally driven by revenue declines in the following research groups:

•	Healthcare, as a result of internal restructuring at certain of this group’s clients, as well as certain industry challenges, including continued consolidation and realignment within the Healthcare industry,

•	Technology and Telecom, as a result of sales force turnover within this group, which necessitated the rebuilding of the group’s sales team throughout fiscal 2007, and

•	Loyalty, as a result of our decision at the end of fiscal 2006 not to bid on a significant, recurring client tracking study because of its low profit margins, offset in part by winning a new tracking study at an existing client and reformulating the group’s service offerings to better meet customer requirements.

Offsetting the decrease in U.S. revenue as noted above were revenue increases in the following research groups:

•	Marketing and Communications Research, as a result of winning new tracking studies with new and existing clients,

•	Public Affairs and Policy, as a result of realigning this group’s sales resources with the objectives of its business, and

•	Emerging and General Markets, as a result of consistent efforts on the part of this group’s sales resources to grow its client base.

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

While U.S. Internet-based revenue increased as a percentage of total U.S. revenue for fiscal 2007, it declined in total, consistent with the decline in total U.S. revenue noted above. The growth in European Internet-based revenue for fiscal 2007 was the result of our focus on training our European sales force on promoting the benefits of Internet-based data collection to their clients, and our April 2007 acquisition of MediaTransfer, which contributed $1.3 million in Internet-based revenue during the fourth quarter of fiscal 2007.

Cost of services.  Cost of services increased to $104.8 million or 49.5% of total revenue for fiscal 2007, compared with $103.4 million or 48.7% of total revenue for fiscal 2006. Cost of services was principally impacted by increased utilization rates for professional staff during fiscal 2007 when compared with fiscal 2006.

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

General and administrative.  General and administrative expense increased to $68.7 million or 32.4% of total revenue for fiscal 2007, compared with $68.2 million or 32.1% of total revenue for fiscal 2006. General and administrative expense was principally impacted by several factors, including the following:

•	a $2.0 million decrease in bonus expense, as a result of our performance falling short of bonus plan targets,

•	$0.7 million in general and administrative expenses as a result of our April 2007 acquisition of MediaTransfer,

•	a $0.7 million increase in stock-based compensation expense for options and restricted stock granted during fiscal 2007,

•	$0.6 million in costs associated with an unsuccessful acquisition during the third fiscal quarter, and

•	$0.3 million in administration fees for the Repurchase Program, compared with less than $0.1 million in such fees during fiscal 2006.

Depreciation and amortization.  Depreciation and amortization was $5.3 million or 2.5% of total revenue for fiscal 2007, compared with $6.0 million or 2.8% of total revenue for fiscal 2006. The decrease in depreciation and amortization expense was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2007.

Restructuring charges.  See above under “Restructuring” for further discussion of restructuring charges incurred during fiscal 2007 and 2006.

Gain on sale of assets.  Gain on sale of assets during fiscal 2007 consisted of a $0.4 million gain realized on the December 2006 sale of our Stockport facility, along with $0.4 million in net proceeds from the June 2007 sale of two internally developed patents. No similar gains were realized during fiscal 2006.

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

Income taxes.  We recorded an income tax provision for continuing operations of $5.3 million for fiscal 2007, compared with $6.2 million for fiscal 2006. Our effective tax rate for fiscal 2007 was 37.3%, compared with 40.3% for fiscal 2006. The decrease in our effective tax rate was principally due to valuation allowance reversals, as more fully described in Note 15, “Income Taxes,” to our consolidated financial statements contained in this Form 10-K.

Significant Factors Affecting Company Performance

Our Revenue Mix and Gross Profitability

We treat all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. Regardless of data collection mode, most full-service market research projects contain three specific phases: survey design, data collection, and data reporting and analysis. Generally, the costs of a project are spread evenly across those three phases.

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

For further information regarding Internet-based revenue, by quarter, for the fiscal years ended June 30, 2007 and 2008, please see the table in “Our Ability to Measure Our Performance” below.

Our Ability to Measure Our Performance

We closely track certain key operating metrics, specifically bookings, ending sales backlog, average billable full time equivalents, days of sales outstanding, utilization and bookings to revenue ratio. Each of these key operating metrics enables us to measure the current and forecasted performance of our business relative to historical trends and promote a management culture that focuses on accountability. We believe that this ultimately leads to increased productivity and more effective and efficient use of our human and capital resources.

Key operating metrics for continuing operations, by quarter, for the fiscal years ended June 30, 2007 and 2008, were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	FY2007	FY2007	FY2007	FY2007	FY2008	FY2008	FY2008	FY2008

Internet revenue (% of total revenue)	61%	58%	60%	63%	62%	62%	63%	66%
North American Internet revenue (% of NA revenue)	68%	67%	68%	73%	66%	67%	62%	67%
European Internet revenue (% of European revenue)	39%	30%	30%	35%	50%	51%	67%	63%
Cash & marketable securities	$46.8	$54.0	$29.1	$33.3	$24.1	$33.3	$31.2	$32.9
Bookings	$42.9	$65.7	$57.6	$50.9	$50.8	$68.2	$61.3	$53.3
Ending sales backlog	$54.6	$64.6	$70.4	$64.9	$67.4	$72.8	$76.9	$66.8
Average billable full time equivalents (FTEs)	720	719	728	712	766	821	818	817
Days of sales outstanding (DSO)	47 days	43 days	35 days	43 days	49 days	43 days	40 days	43 days
Utilization	61%	61%	64%	68%	62%	62%	62%	66%
Bookings to revenue ratio	0.91	1.18	1.11	0.89	0.92	1.09	1.07	0.84

Since our business has moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at June 30, 2008, and at the last eight fiscal quarter end dates, were as follows (U.S. Dollar amounts in millions):

	Sep 06	Dec 06	Mar 07	Jun 07	Sep 07	Dec 07	Mar 08	Jun 08

Consolidated revenue	$211.2	$213.1	$213.5	$211.8	$219.8	$226.8	$232.3	$238.7
Internet revenue (% of total revenue)	60%	59%	59%	60%	61%	62%	62%	63%
North American Internet revenue (% of NA revenue)	68%	67%	67%	69%	69%	69%	67%	66%
European Internet revenue (% of European revenue)	32%	32%	32%	34%	36%	42%	50%	58%
Bookings	$213.6	$220.7	$213.0	$217.1	$225.0	$227.4	$231.2	$233.6
Average billable full time equivalents (FTEs)	716	715	720	720	731	757	779	806
Utilization	63%	63%	63%	63%	64%	64%	63%	63%
Bookings to revenue ratio	1.01	1.04	1.00	1.03	1.02	1.00	1.00	0.98

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

Bookings for the three months ended June 30, 2008 were $53.3 million, compared with $50.9 million for the same prior year period. The increase is primarily due to incremental bookings as a result of our Decima and Marketshare acquisitions, combined with growth from an existing client tracking study within our Financial Services group.

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

Ending sales backlog of $66.8 million for the three months ended June 30, 2008, compared with $64.9 million for the same prior year period. The increase is primarily due to incremental backlog as a result of our Decima and Marketshare acquisitions.

Average Billable Full-Time Equivalents (FTE’s) are defined as the hours of available billable capacity in a given period divided by total standard hours for a full-time employee and represent an average for the periods reported. Average billable FTE’s excludes the impact of work performed by third-party, offshore labor.

Measuring FTE’s enables us to determine proper staffing levels, minimize unbillable time and improve utilization and profitability.

Average billable FTE’s of 817 for the three months ended June 30, 2008, compared with 712 average billable FTE’s reported for the same prior year period. The 14.7% increase in average billable FTEs when compared with the same prior year period is primarily due to the 12.7% increase over the same prior year period in revenue from services. The impact of the cost reduction actions described above had minimal impact on average billable FTE’s during the fourth fiscal quarter, as those actions were taken during the last half of the quarter.

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

DSO of 43 days for the three months ended June 30, 2008, consistent with DSO for the same prior year period.

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

Utilization for the three months ended June 30, 2008 was 66%, essentially flat when compared with 68% for the same prior year period.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash (used in) provided by investing activities and net cash provided by (used in) financing activities, for the fiscal years ended June 30:

	2008	2007	2006

Net cash provided by operating activities	$17,972	$16,639	$27,885
Net cash (used in) provided by investing activities	(20,813)	28,800	(24,346)
Net cash provided by (used in) financing activities	6,436	(28,251)	(5,372)

Net cash provided by operating activities.  Net cash provided by operating activities increased to $18.0 million for fiscal 2008, compared with $16.6 million for fiscal 2007. The increase in net cash provided by operating activities is primarily the result of the cash contributed from the operations of MediaTransfer, Decima and Marketshare.

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

Net cash (used in) provided by investing activities.  Net cash used in investing activities was $20.8 million for fiscal 2008, compared with $28.8 million in net cash provided by investing activities for fiscal 2007. This change is principally the result of $21.0 million in net cash paid in connection with our Decima and Marketshare acquisitions, offset by $4.4 million in net cash generated from maturities and sales of marketable securities during fiscal 2008.

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

Net cash (used in) financing activities.  Net cash provided by financing activities was $6.4 million for fiscal 2008, compared with $28.3 million used in financing activities for fiscal 2007. This change is the result of $14.5 million in net proceeds from borrowings, which were used to fund a portion of the consideration for our acquisitions of Decima and Marketshare, offset by $8.6 million in payments on outstanding borrowings. Comparatively, $50.5 million was used during fiscal 2007 to fund repurchases of our common stock under our Share Repurchase Program discussed below.

Net cash used in financing activities was $28.3 million for fiscal 2007, compared with $5.4 million for fiscal 2006. The increase in net cash used in financing activities was principally due to our use of $50.5 million in cash to repurchase shares of our common stock under our Repurchase Program during fiscal 2007, offset by $19.6 million in cash proceeds from short-term borrowings used to fund our acquisition of MediaTransfer and share repurchases under our Repurchase Program during the fourth quarter of fiscal 2007.

Working Capital

At June 30, 2008, we had cash and cash equivalents of $32.9 million, essentially flat when compared with $33.3 million in cash, cash equivalents and marketable securities at June 30, 2007, as a result of the reasons described above. Based on current plans and business conditions, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. In addition, if we acquire additional businesses, we likely will be required to seek additional funding through public or private financing or other arrangements. Based upon our current relationships with financial institutions and financial condition, we believe that adequate funds will be available to support our acquisition activities on reasonable terms, but if such funds are not available when needed or on favorable terms, it could have a material adverse effect on our business and results of operations.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of new products and services, our Internet infrastructure and Internet panel, the marketing and selling of our services and our acquisition activities. For the fiscal year ending June 30, 2009, our capital expenditures are expected to range between $4.5 and $5.0 million. We believe that cash generated from our operations and the cash we held at June 30, 2008 will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.

In order to continue to generate revenue, we must continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue is dependent not only on execution of our business plan, but also on general market factors outside of our control. Many of our clients treat all or a portion of their market research expenditures as discretionary. As a result, as economic conditions decline in any of our markets, our ability to generate revenue is adversely impacted.

Share Repurchase Program

Pursuant to the Repurchase Program authorized by our Board on May 3, 2006, as amended on January 31 and May 2, 2007, we repurchased 10.3 million shares of our common stock at an average price per share of $5.52 for an aggregate purchase price of $57.0 million. All repurchased shares were subsequently retired. The Repurchase Program expired on December 31, 2007. We did not repurchase any shares of our common stock under the Repurchase Program during the fiscal year ended June 30, 2008.

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

All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $0.6 million each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. The required principal repayments of Term Loans A, B and C for each of the five succeeding fiscal years are set forth in Note 11, “Borrowings,” to our consolidated financial statements contained in this Form 10-K.

We have elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At June 30, 2008, the applicable LIBOR interest rate was 2.80%. Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The additional spread applicable to the interest rates based on the our leverage ratio at June 30, 2008 was 0.875%, resulting in an aggregate interest rate based on that leverage ratio of 5.955%. We anticipate that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At June 30, 2008, we recorded a liability of $0.9 million in the “Other liabilities” line item of our consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the fiscal year ended June 30, 2008.

The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires us to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At June 30, 2008, we were in compliance with all covenants under the Credit Agreement.

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

Off-Balance Sheet Risk Disclosure

At June 30, 2008 and 2007, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our consolidated contractual obligations and other commercial commitments at June 30, 2008 are as follows (amounts in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$29,431	$6,925	$13,850	$8,656	$—
Interest obligations on long-term debt(1)	3,943	1,237	2,165	541	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	27,132	6,903	10,594	5,283	4,352
Purchase obligations	—	—	—	—	—
Other long-term liabilities(2)	392	22	151	44	175

Total	$60,898	$15,087	$26,760	$14,524	$4,527

(1)	Interest obligations shown above were derived using an interest rate of 5.955%. This rate is a combination of the 5.08% that is fixed by our interest rate swap, and the 0.875% additional spread applicable to our leverage ratio. These rates are more fully described in Note 11, “Borrowings,” to the consolidated financial statements contained in this Form 10-K.

(2)	Amounts in the “1-3 Years” category include $87 for liabilities associated with uncertain tax positions, determined in accordance with FASB Interpretation No. 48, as more fully described in Note 15, “Income Taxes,” to the consolidated financial statements contained in this Form 10-K.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

See “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted” in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements contained in this Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2008, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At June 30, 2008, we had outstanding debt under our Credit Facilities of $29.4 million. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is adjusted quarterly based upon our leverage ratio.

Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at June 30, 2008 would have increased the fair value of the interest rate swap by $0.5 million and each 1% decrease from prevailing interest rates at June 30, 2008 would have decreased the fair value of the interest rate swap by $0.6 million.

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

We performed a sensitivity analysis at June 30, 2008. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions in 2008 and its method of accounting for share-based payments in 2006.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Decima Research Inc. from its assessment of internal control over financial reporting as of June 30, 2008 because it was acquired by the Company in a purchase business combination during fiscal 2008. We have also excluded Decima Research Inc. from our audit of internal control over financial reporting. Decima Research Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.

PricewaterhouseCoopers LLP

Rochester, New York
September 15, 2008

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$32,874	$28,911
Marketable securities	—	4,418
Accounts receivable, less allowances of $482 and $82, respectively	34,940	34,794
Unbilled receivables	11,504	9,938
Prepaid expenses and other current assets	8,753	6,964
Deferred tax assets	3,959	3,754
Assets held for sale	—	1,074

Total current assets	92,030	89,853
Property, plant and equipment, net	11,953	9,902
Goodwill	42,805	115,466
Other intangibles, net	23,302	11,788
Deferred tax assets	14,606	13,628
Other assets	2,353	1,401

Total assets	$187,049	$242,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,779	$8,079
Accrued expenses	25,611	22,198
Current portion of outstanding debt	6,925	19,625
Deferred revenue	16,226	17,575
Liabilities held for sale	—	330

Total current liabilities	59,541	67,807
Long-term debt	22,506	—
Deferred tax liabilities	4,035	859
Other long-term liabilities	2,331	1,016
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2008 and 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,783,980 shares issued and outstanding at June 30, 2008 and 52,833,874 shares issued and outstanding at June 30, 2007	54	53
Additional paid-in capital	182,709	177,169
Accumulated other comprehensive income	10,680	5,392
Accumulated deficit	(94,807)	(10,258)

Total stockholders’ equity	98,636	172,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,049	$242,038

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2008	2007	2006

Revenue from services	$238,723	$211,803	$212,184
Operating expenses:
Cost of services	120,192	104,761	103,384
Sales and marketing	23,979	21,151	20,540
General and administrative	80,253	68,730	68,158
Depreciation and amortization	8,526	5,295	5,961
Gain on sale of assets	—	(788)	—
Cost of reviewing strategic alternatives	1,584	—	—
Restructuring charges	2,263	337	250
Goodwill impairment charge	86,497	—	—

Total operating expenses	323,294	199,486	198,293

Operating income (loss)	(84,571)	12,317	13,891
Interest and other income	1,119	2,246	1,534
Interest expense	(1,951)	(290)	(20)

Income (loss) from continuing operations before income taxes	(85,403)	14,273	15,405

Provision (benefit) for income taxes	(661)	5,319	6,205

Income (loss) from continuing operations	(84,742)	8,954	9,200
Income from discontinued operations, net of provision for income taxes	124	122	260

Net income (loss)	$(84,618)	$9,076	$9,460

Basic net income (loss) per share:
Continuing operations	$(1.60)	$0.16	$0.15
Discontinued operations	0.00	0.00	0.00

Basic net income (loss) per share	$(1.60)	$0.16	$0.15

Diluted net income (loss) per share:
Continuing operations	$(1.60)	$0.16	$0.15
Discontinued operations	0.00	0.00	0.00

Diluted net income (loss) per share	$(1.60)	$0.16	$0.15

Weighted-average shares outstanding — basic	52,861,354	56,133,355	61,511,031

Weighted-average shares outstanding — diluted	52,861,354	56,397,600	61,685,777

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(84,618)	$9,076	$9,460
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	10,042	6,783	7,212
Deferred taxes	(1,702)	2,764	5,208
Stock-based compensation	4,091	3,787	3,141
Restructuring charges, net of related cash payments	1,240	(62)	(340)
Goodwill impairment charge	86,497	—	—
401(k) stock-based matching contribution	951	1,298	1,166
Amortization of deferred financing costs	114	—	—
Amortization of (discount) on marketable securities	—	(37)	(40)
Gain on sale of discontinued operations and assets held for sale	(220)	(788)	—
Loss on disposal of fixed assets	—	103	—
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	5,436	1,149	39
Unbilled receivables	918	649	475
Prepaid expenses and other current assets	(2,529)	(2,952)	(1,968)
Other assets	(241)	322	(183)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(352)	(3,555)	1,821
Accrued expenses	52	(1,228)	(361)
Deferred revenue	(2,034)	625	2,804
Other liabilities	388	(1,913)	(495)
Net cash (used in) provided by operating activities of discontinued operations	(61)	618	(54)

Net cash provided by operating activities	17,972	16,639	27,885

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(21,727)	(9,790)	(525)
Purchase of marketable securities	(15,000)	(74,052)	(49,223)
Proceeds from maturities and sales of marketable securities	19,420	114,883	27,547
Capital expenditures	(3,704)	(3,879)	(2,143)
Proceeds from sale of discontinued operations and assets held for sale	219	1,652	—
Net cash (used in) investing activities of discontinued operations	(21)	(14)	(2)

Net cash (used in) provided by investing activities	(20,813)	28,800	(24,346)

Cash flows from financing activities:
Increases in borrowings, net of financing costs	14,525	19,625	—
Repayments of borrowings	(8,648)	—	—
Repurchases of common stock	—	(50,540)	(6,459)
Proceeds from exercise of employee stock options and employee stock purchases	526	2,246	1,087
Excess tax benefits from share-based payment awards	33	418	—

Net cash provided by (used in) financing activities	6,436	(28,251)	(5,372)

Effect of exchange rate changes on cash and cash equivalents	368	258	180

Net increase (decrease) in cash and cash equivalents	3,963	17,446	(1,653)
Cash and cash equivalents at beginning of period	28,911	11,465	13,118

Cash and cash equivalents at end of period	$32,874	$28,911	$11,465

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
	Outstanding		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at June 30, 2005	61,375	$61	$221,032	$1,865	$(28,794)	$194,164
Comprehensive income:
Net income					9,460	9,460
Unrealized gain on marketable securities				47		47
Foreign currency translation				1,051		1,051

Total comprehensive income						10,558

Issuance of stock for restricted stock grants and exercise of options	356		542			542
Issuance of common stock under Employee Stock Purchase Plan	142		532			532
Issuance of common stock under 401(k) Plan	235		1,166			1,166
Stock-based compensation expense			3,141			3,141
Retirement of common stock repurchased through Share Repurchase Program	(1,275)		(6,459)			(6,459)

Balance at June 30, 2006	60,833	61	219,954	2,963	(19,334)	203,644
Comprehensive income:
Net income					9,076	9,076
Unrealized gain on marketable securities				90		90
Foreign currency translation				2,362		2,362

Total comprehensive income						11,528

Adjustment for initial implementation of SFAS No. 158				(23)		(23)
Issuance of stock for restricted stock grants and exercise of options	678		1,638			1,638
Issuance of common stock under Employee Stock Purchase Plan	142		606			606
Issuance of common stock under 401(k) Plan	229		1,298			1,298
Income tax benefit on exercise of stock options			418			418
Stock-based compensation expense			3,787			3,787
Retirement of common stock repurchased through Share Repurchase Program	(9,048)	(8)	(50,532)			(50,540)

Balance at June 30, 2007	52,834	53	177,169	5,392	(10,258)	172,356
Comprehensive income:
Net loss					(84,618)	(84,618)
Unrealized loss on interest rate swap, net of tax of $340				(516)		(516)
Unrealized gain on marketable securities				7		7
Foreign currency translation				5,797		5,797

Total comprehensive loss						(79,330)

Adjustment for initial implementation of FIN No. 48					69	69
Issuance of stock for restricted stock grants and exercise of options	423	1	17			18
Issuance of common stock under Employee Stock Purchase Plan	251		579			579
Issuance of common stock under 401(k) Plan	276		951			951
Income tax benefit (shortfall) on exercise of stock options			(98)			(98)
Stock-based compensation expense			4,091			4,091

Balance at June 30, 2008	53,784	$54	$182,709	$10,680	$(94,807)	$98,636

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2008, 2007 and 2006

(In thousands, except share and per share amounts)

1.	Description of Business

Harris Interactive Inc. (the “Company”) is a leading global market research, polling and consulting firm, using Internet-based and traditional methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide. Known for The Harris Poll, the Company is one of the world’s largest full service market research and consulting firms, and one of the world leaders in conducting Internet-based survey research.

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

Reclassifications

It is the Company’s policy to reclassify amounts in prior years’ consolidated financial statements to conform to the current year’s presentation. For the fiscal years ended June 30, 2007 and 2006, cost of services did not include amortization of internally developed software, as such amounts were included in depreciation and amortization. Such amounts are included in cost of services in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2008, and previously reported amounts for the fiscal years ended June 30, 2007 and 2006 have been reclassified in the accompanying consolidated statements of operations to conform to the current presentation with the following effect:

	June 30,	June 30,
	2007	2006

Cost of services:
Previously reported	$103,273	$102,133
Reclassification	1,488	1,251

As reclassified	$104,761	$103,384
Depreciation and amortization:
Previously reported	$6,783	$7,212
Reclassification	(1,488)	(1,251)

As reclassified	$5,295	$5,961

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with a remaining maturity of three months or less at date of purchase.

Marketable Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities at June 30, 2008 and 2007. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses, as well as interest and dividends on available-for-sale securities, are included in interest and other income. The cost of securities sold is based on the specific identification method.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. An allowance for doubtful accounts is provided for in the consolidated financial statements and is monitored by management to ensure that it is consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large client base. For fiscal years 2008, 2007 and 2006, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

Depreciation is calculated using the straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are as follows:

Computer equipment	3 years
Non-computer equipment	5 years
Furniture and fixtures	7 years

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

In accordance with SFAS No. 13, Accounting for Leases, leasehold improvements are amortized using the straight-line method over the lesser of estimated useful life of the assets or term of the underlying lease arrangements.

Business Combinations and Goodwill

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

SFAS No. 142, Goodwill and Other Intangible Assets requires the Company to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair market value of its reporting unit. If the Company determines that the fair value of its reporting unit is less than its carrying amount, absent other facts to the contrary, an impairment charge must be recognized for the associated goodwill of the reporting unit against earnings in its consolidated financial statements. As the Company has one reportable segment, it utilizes the entity-wide approach for assessing goodwill.

Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger a review for impairment include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in its stock price for a sustained period; and

•	Its market capitalization relative to net book value.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for its reporting unit, the Company uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

At June 30, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its reporting unit, as determined using a discounted cash flow model, to its carrying value. As the carrying amount exceeded the fair value, the Company performed the second step of its impairment evaluation to calculate impairment and as a result, recorded a pre-

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

tax goodwill impairment charge of $86,497. The primary reason for the impairment charge was the sustained decline of the Company’s stock price during the second half of fiscal 2008.

At March 31, 2008, the Company considered the decline in its stock price from January 2008 to March 2008. At that time, the Company concluded that the decline was short-term in nature and did not trigger a review for impairment outside of its annual June 30 impairment evaluation date.

Based upon its annual evaluations, the Company determined that the fair value of its reporting unit exceeded the carrying amount at June 30, 2007 and 2006, resulting in no impairment.

Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	2 to 9 years
Customer relationships	3 to 10 years
Trade names	0.5 to 20 years

The Company has no indefinite-lived intangible assets.

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in SOP 98-1 are included in other assets in the consolidated balance sheet and amounted to $2,612 and $2,598 at June 30, 2008 and 2007, respectively. Amortization expense related to these costs amounted to $1,515, $1,488 and $1,251 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its financial instruments using quoted market prices wherever possible. The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and interest rate swaps. The carrying

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value.

The Company had $29,431 of outstanding debt at June 30, 2008, which is considered a financial instrument. The carrying amount of this debt approximates its fair value as the rate of interest on the term loans that are outstanding under the Credit Facilities reflect current market rates of interest for similar instruments with comparable maturities. The Company has an interest rate swap agreement to hedge its exposure on the floating base interest rate on the term loan. The interest rate swap had a negative fair value of $855 at June 30, 2008, which was recorded in the “Other liabilities” line item of the Company’s consolidated balance sheet.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

subcontractor costs incurred in the completion of surveys. Furthermore, reimbursements of out-of-pocket expenses related to service contracts are also included in revenue in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

In consideration of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities to determine if separate units of accounting exist in such projects, the Company reviewed the provisions of Issue No. 00-21 and determined that those provisions are consistent with the Company’s existing policies. Therefore, the application of Issue No. 00-21 had no effect on the Company’s consolidated statements of operations for the fiscal years ended June 30, 2008, 2007 or 2006.

Cost of Services

The Company’s direct costs of providing services principally consist of project personnel, which relate to the labor costs directly associated with a project, panelist incentives, which represent cash and non-cash incentives awarded to individuals who complete surveys, data processing, which represents both the internal and outsourced processing of survey data, and other direct costs related to survey production, including the amortization of software developed for internal use.

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

Prior to December 2007, points under the HIpoints program expired after one year of account inactivity. In December 2007, the Company modified the expiration parameters of the program such that points now expire after nine months of account inactivity and tightened the rules around expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in an approximately $800 reduction in the Company’s reserve for obligations with respect to future redemption of outstanding points during the three months ended December 31, 2007, which was recorded in the “Cost of services” line item of the Company’s consolidated statement of operations.

In addition, the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives as they are earned.

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Such expenses amounted to $2,179, $1,496 and $1,476 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after July 1, 2005, including employee stock options and shares issued to employees under the Company’s Employee Stock Purchase Plans be recognized in the financial statements as stock-based compensation expense based on their fair value on the date of grant using an option-pricing model, such as the Black-Scholes model. Accordingly, prior period amounts were not revised.

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

On July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The Company first determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that the Company measures the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN No. 48 also required the Company to reclassify the majority of its uncertain tax positions from current to non-current in fiscal 2008. FIN No. 48 does not allow for retroactive treatment or presentation. The Company has recognized interest and penalties related to uncertain tax positions in the provision for income taxes line of its consolidated statements of operations. See Note 15, “Income Taxes,” for further discussion regarding the impact of the Company’s adoption of FIN No. 48.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

Net Income (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts are computed based on the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options, net of average unrecognized stock-based compensation expense for stock options and restricted stock, and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of two components, net income (loss) and accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized holding gain (loss) on available-for-sale marketable securities and the foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

SAB No. 108 Adjustment

During the three months ended December 31, 2007, the Company identified an error related to the impact of translating goodwill attributable to its foreign acquisitions from its functional currency into U.S. Dollars, in accordance with SFAS No. 52. The Company assessed the materiality of this item on its fiscal year ended June 30, 2007, and all prior and subsequent periods, in accordance with the SEC’s SAB No. 99 and concluded that the error was not material to any such periods. The Company also concluded that had the error been adjusted within its financial statements for the three months ended December 31, 2007, the impact of such an adjustment would have been material to its financial statements for the period then ended and it would expect the error to be material to its full year fiscal 2008 results. Accordingly, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company’s consolidated balance sheet for the fiscal year ended June 30, 2007 has been revised to correct the immaterial error and to reflect the corrected balances of goodwill and accumulated other comprehensive income as of that date. This correction resulted in an increase to goodwill and accumulated other comprehensive income of $3,912. The Company has made corresponding adjustments as appropriate to its other affected prior period consolidated financial statements included herein.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

FIN No. 48

Effective July 1, 2007, the Company adopted FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements. For further discussion regarding the impact of adoption of FIN No. 48 on the Company’s consolidated financial statements, see Note 15, “Income Taxes.”

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted SFAS No. 157 on July 1, 2008 for its financial assets and liabilities with no material impact on its consolidated financial statements. The Company will adopt SFAS No. 157 on July 1, 2009 for its non-financial assets and non-financial liabilities, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on July 1, 2008 and did not elect the fair value option. Thus, adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will adopt SFAS No. 141(R) on July 1, 2009, and is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on the Company’s consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — amendments of ARB No. 51. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company will adopt SFAS No. 160 on July 1, 2009, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies — (Continued)

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for nongovernmental entities in the United States. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of SFAS No. 162 will have a material impact on the Company’s consolidated financial statements.

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

3.	Business Combinations

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

This acquisition has expanded the Company’s presence in the global research market, as according to ESOMAR, the Canadian market is the seventh largest in the world. Key sectors served by Decima included financial services, telecommunications, public affairs and tourism/recreation/gaming.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

3.	Business Combinations — (Continued)

was repaid following the closing. The up-front purchase price was payable in cash, and based upon estimated Closing Debt and Closing Working Capital, resulted in a net adjusted cash up-front payment at closing of CAD$18,039 (approximately US$16,935, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate). The up-front purchase price was subject to further adjustment when the amounts of Closing Debt and Closing Working Capital were finally determined post-closing, which resulted in additional purchase price of US$272. CAD$2,000 (approximately US$1,963, based on the June 30, 2008 Canadian to U.S. Dollar conversion rate) was withheld from the up-front purchase price payment and placed in escrow to secure the Decima Sellers’ representations, warranties, and covenants. 50% of the escrowed amount was released to the Decima Sellers on August 16, 2008 and the remainder, less Canco claims, will be released on November 16, 2008. Total transaction costs amounted to $952.

In addition to the up-front purchase price, the Decima Purchase Agreement provided for contingent consideration in the form of (i) a short-term earn-out payment of CAD$2,000 (approximately US$1,963, based on the June 30, 2008 Canadian to U.S. Dollar conversion rate), if Decima EBITDA, subject to certain pre-closing and closing-related credits (the “Credits”), exceeds CAD$7,540 (approximately US$7,402, based on the June 30, 2008 Canadian to U.S. Dollar conversion rate), for the period between closing and February 16, 2009, and (ii) long-term earn-out payments (“Decima Long-Term Earn-Out”), uncapped, and targeted at an aggregate of CAD$15,000 (approximately US$14,725, based on the June 30, 2008 Canadian to U.S. Dollar conversion rate), based upon achievement of Decima’s historical growth and profitability levels. The Decima Long-Term Earn-Out is measured and paid based on performance during the periods ending on each of June 30, 2008, 2009, 2010, 2011, and 2012. Contingent payments under the earn-out arrangements described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made. The Long-Term Earn-Out targets for the period ended June 30, 2008 were not achieved.

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

Years Ended June 30, 2008, 2007 and 2006

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

Marketshare

On August 16, 2007, the Company’s wholly-owned subsidiary, Harris Interactive International Inc. (“HII”), Harris Interactive Asia Limited (HII’s Hong Kong wholly-owned subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte”) (such stockholders, collectively, the “Marketshare Sellers”), entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 (the “Marketshare Purchase Agreement”), pursuant to which Harris Asia purchased 100% of the issued share capital (the “Marketshare Shares”) of Marketshare and Marketshare Pte.

This acquisition has provided access into the rapidly growing Asia/Pacific market and can serve as a platform for continued acquisitive growth in the region. Key sectors served by Marketshare included retail, financial services, technology and travel/tourism.

The Marketshare Purchase Agreement provided for an aggregate purchase price for the Marketshare Shares of $2,800 of which $2,380 was paid to the Marketshare Sellers in cash at closing, and the remaining $420 was placed in escrow to secure the Marketshare Sellers’ representations, warranties, and covenants. The escrowed amount was released to the Marketshare Sellers on August 16, 2008. Total transaction costs amounted to $206.

In addition to the up-front purchase price, the Marketshare Purchase Agreement provided for contingent consideration in the form of long-term earn-out payments (“Marketshare Long-Term Earn-Out”). Marketshare Long-Term Earn-Out payments will be due if Marketshare and Marketshare Pte achieve growth and profitability expectations with respect to periods ending June 30 of each of 2008, 2009, 2010, 2011, and 2012. Such payments are targeted to total $1,800 but are contingent and uncapped. Contingent payments under the earn-out arrangement described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made. The Long-Term Earn-Out target for the period ended June 30, 2008 was not achieved.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

3.	Business Combinations — (Continued)

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

MediaTransfer

Effective on April 1, 2007, pursuant to a Share Sale and Purchase Agreement dated March 30, 2007 (the “Purchase Agreement”) by and among the Company, HII, and the stockholders of MediaTransfer AG Netresearch & Consulting (“MediaTransfer”), a German stock corporation (such stockholders, collectively, the “MT Sellers”), HII purchased 100% of the outstanding shares of MediaTransfer (the “MT Shares”).

This acquisition has expanded the Company’s access into the European research market and enabled it to better serve its multinational clients. MediaTransfer had expertise in consumer goods, telecom, financial services and pharmaceutical research.

The aggregate purchase price for the MT Shares was € 9,000 ($12,042, based on the March 30, 2007 Euro to U.S. Dollar conversion rate), of which €8,100 was paid to the MT Sellers in cash at closing, and the remaining € 900 was placed in escrow. The purchase price was subject to adjustment in accordance with a formula set forth in the Purchase Agreement if the net working capital of MediaTransfer at closing, as finally determined post-closing, exceeded or fell below certain specified amounts as of the closing date. No actual adjustment was required. The escrowed amount secured representations and covenants of the MT Sellers contained in the Purchase Agreement and, absent claims by HII, was released to the MT Sellers in stages ending August 31, 2008. Total transaction costs amounted to $238.

This acquisition was accounted for under the purchase method in accordance with SFAS No. 141 and was included in the Company’s financial statements commencing on April 1, 2007. The Company

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

3.	Business Combinations — (Continued)

recorded $7,972 in goodwill, $2,177 in intangible assets and a deferred tax liability of $854 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, Internet panel, trade names and covenants not to compete with assigned values of $1,600, $531, $29 and $17, respectively, and useful lives (in years) of 6, 2, 0.5 and 2, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$4,066
Property, plant and equipment	204
Goodwill	7,972
Intangible assets	2,177
Other long-term assets	145
Deferred tax assets	223

Total assets acquired	$14,787

Current liabilities	$(1,653)
Deferred tax liability	(854)

Total liabilities assumed	$(2,507)

Net assets acquired	$12,280

Unaudited pro forma results of operations of the Company for the periods prior to the dates of the three acquisitions noted above are not presented herein for the fiscal years ended June 30, 2008, 2007 or 2006, as these acquisitions were not material based upon the criteria outlined in SFAS No. 141.

4.	Restructuring Charges

Fiscal 2008

During the fourth quarter of fiscal 2008, the Company took certain actions designed to align the cost structure of its U.K. operations with the evolving operational needs of that business. Specifically, the Company reduced headcount at its U.K. facilities by 18 full-time employees and incurred $544 in one-time termination benefits, all of which will involve cash payments. The reduction in staff was communicated to the affected employees in June 2008. All actions were completed by July 31, 2008 and the Company expects that the related cash payments will be completed by September 2008.

The U.K. restructuring described above follows separate actions taken by the Company at various times during the fourth quarter of fiscal 2008 to strategically reduce headcount at several of its U.S. facilities by a total of 24 full-time equivalents as a result of which the Company incurred $512 in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in April 2008. Additionally, the Company took steps to reduce costs associated with its U.S. operations by reducing leased space at its Cincinnati, Ohio facility. The Company incurred $135 in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with these headcount and leased space reductions were completed in April and May 2008, respectively, and the Company

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

4.	Restructuring Charges — (Continued)

expects that the related cash payments will be completed by October 2008 and April 2009, respectively.

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

In connection with the Orem closure, the Company reduced its headcount by 26 full-time equivalents and incurred $166 in one-time termination benefits. The reduction in staff was communicated to the affected employees in January 2008. Additionally, the Company incurred $120 in contract termination charges related to the remaining operating lease obligation. All actions were completed by March 31, 2008 and involved cash payments, which were completed in August 2008.

An additional headcount reduction of 15 full-time equivalents occurred in February 2008 and resulted in $334 in one-time termination benefits, all of which involved cash payments. All actions associated with this headcount reduction were completed in February 2008, and cash payments in connection with the one-time termination benefits will be completed by September 2008.

In connection with the leased space reductions in Grandville and Norwalk, the Company incurred $518 in contract termination charges related to the remaining operating lease obligations, all of which involved cash payments. All actions associated with the space reductions were completed in March 2008. Cash payments in connection with the remaining lease obligations will be completed by April 2015.

Fiscal 2007

During the fourth quarter of fiscal 2007, the Company recorded $337 in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of its cost structure with the operational needs of the business. The Company negotiated an amendment to the lease agreement for its Reston, Virginia office, terminating the Company’s lease with respect to a portion of its space in exchange for a payment of $230 to the landlord, subject to conditions which have since been met. As a result of the amendment, the Company’s lease obligation over the remaining term of the lease will be reduced by approximately $500 from the initial lease, which when offset against the payment to the landlord for the space reduction noted above, will result in anticipated net savings of approximately $300 over the remaining lease term.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

4.	Restructuring Charges — (Continued)

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

The following table summarizes activity with respect to the reserves for the restructuring plans and activities described above:

	Balance,					Balance,
	July 1,	Costs		Cash	Non-Cash	June 30,
	2007	Incurred	Reversals	Payments	Settlements	2008

Fiscal 2008 Activities
Severance payments	$—	$1,556	$(65)	$(821)	$—	$670
Lease commitments	—	771	—	(169)	(32)	570

Remaining reserve	$—	$2,327	$(65)	$(990)	$(32)	$1,240

Fiscal 2007 Plan
Severance payments	$62	$—	$—	$(62)	$—	$—
Lease commitments	—	—	—	—	—	—

Remaining reserve	$62	$—	$—	$(62)	$—	$—

Fiscal 2006 Plan
Severance payments	$—	$—	$—	$—	$—	$—
Lease commitments	25	—	—	(25)	—	—

Remaining reserve	$25	$—	$—	$(25)	$—	$—

Total of all restructuring plans and activities	$87	$2,327	$(65)	$(1,077)	$(32)	$1,240

5.	Discontinued Operations

Rent and Recruit

During the fourth quarter of fiscal 2007, the Company committed to a plan to sell its Rent and Recruit business (“Rent and Recruit”). Based upon the Company’s review and assessment of Rent and Recruit’s net assets, the book values of its remaining net assets approximated their estimated fair value.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

5.	Discontinued Operations — (Continued)

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

The revenues and income attributable to Rent and Recruit and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2008	2007	2006

Revenue from services	$479	$3,546	$3,827
Income (loss) from discontinued operations before income taxes	(29)	188	401
Gain on sale of discontinued operations before income taxes	220	—	—
Provision for income taxes	67	66	141

Income from discontinued operations, net of tax	$124	$122	$260

The following assets and liabilities of Rent and Recruit were reported as assets and liabilities held for sale in the accompanying consolidated balance sheet for the fiscal year ended June 30:

2007

Accounts receivable	$535
Unbilled receivables	28
Prepaid expenses and other current assets	17
Property, plant and equipment, net	50
Goodwill	396
Deferred tax assets	48

Assets held for sale	$1,074

Accounts payable	$(212)
Accrued expenses	(57)
Deferred revenue	(61)

Liabilities held for sale	$(330)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

5.	Discontinued Operations — (Continued)

6.	Marketable Securities

At June 30, marketable securities consisted of the following:

	2008		2007
	Cost	Fair Value	Cost	Fair Value

Type of issue:
Auction rate securities	$—	$—	$3,000	$3,000
Corporate bonds	—	—	920	919
Government securities	—	—	500	499

Total available-for-sale securities	$—	$—	$4,420	$4,418

There were no gross unrealized gains or losses on available-for-sale securities at June 30, 2008. Gross unrealized gains and losses on available-for-sale securities at June 30, 2007 were $0 and $1, respectively.

The cost and fair value of available-for-sale securities at June 30, by contractual maturity, were as follows:

	2008		2007
	Cost	Fair Value	Cost	Fair Value

Maturity date:
Due in one year or less	$—	$—	$1,420	$1,418
Due after one year through three years	—	—	—	—
Due after greater than three years	—	—	3,000	3,000

Total available-for-sale securities	$—	$—	$4,420	$4,418

Realized gains or losses from sales of available-for-sale securities during the fiscal year ended June 30, 2008 were $0 and $2, respectively. There were no realized gains or losses from of sales available-for-sale securities during the fiscal year ended June 30, 2007.

7.  Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2008	2007

Furniture and fixtures	$7,640	$5,466
Equipment	35,633	28,494
Leasehold improvements	12,609	8,870

	55,882	42,830
Accumulated depreciation	(43,929)	(32,928)

	$11,953	$9,902

Depreciation expense on property, plant and equipment amounted to $5,087, $3,966 and $4,217 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

8.	Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2006, 2007 and 2008 were as follows:

Balance at June 30, 2006	$105,820

Acquisition of MediaTransfer AG during the quarter ended June 30, 2007 (Note 3)	8,391
Goodwill attributable to Rent and Recruit business (Note 5)	(396)
Prior period purchase accounting adjustment of deferred taxes	105
Fiscal 2007 impact of SAB 108 adjustment (Note 2)	1,546

Balance at June 30, 2007	$115,466

Acquisition of Decima Research, Inc. (Note 3)	8,034
Acquisition of Marketshare (Note 3)	2,109
Foreign currency translation adjustments	3,680
Purchase accounting adjustments related to MediaTransfer, Decima and Marketshare acquisitions (Note 3)	30
Prior period purchase accounting adjustment of deferred taxes	(17)
Goodwill impairment charge (Note 2)	(86,497)

Balance at June 30, 2008	$42,805

9.	Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2008
	Weighted-Average	Gross		Net
	Useful Amortization	Carrying	Accumulated	Book
	Period (In Years)	Amount	Amortization	Value

Contract-based intangibles	3.4	$1,770	$1,763	$7
Internet respondent database	7.1	3,617	1,682	1,935
Customer relationships	9.6	22,231	4,594	17,637
Trade names	16.1	5,364	1,641	3,723

Total		$32,982	$9,680	$23,302

	2007
	Weighted-Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Book
	(In Years)	Amount	Amortization	Value

Contract-based intangibles	3.4	$1,761	$1,751	$10
Internet respondent database	8.0	2,341	783	1,558
Customer relationships	9.2	8,430	2,271	6,159
Trade names	17.1	5,033	972	4,061

Total		$17,565	$5,777	$11,788

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

9.	Acquired Intangible Assets Subject to Amortization — (Continued)

	2008	2007	2006

Aggregate amortization expense:
For the fiscal year ended	$3,441	$1,430	$1,742

Estimated amortization expense for the fiscal years ending June 30,:
2009	$3,250

2010	$2,932

2011	$2,926

2012	$2,926

2013	$2,793

Thereafter	$8,475

10.	Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2008	2007

Panelist incentives	$4,776	$5,357
Bonuses	2,420	3,353
Payroll and withholding expenses	3,305	2,688
Accrued vacation	2,304	1,544
Other	12,806	9,256

	$25,611	$22,198

“Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

11.	Borrowings

Credit Facility

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

11.	Borrowings — (Continued)

discretionary commitments by the then Lenders and, if needed, additional lenders. The Credit Facilities replaced existing credit arrangements with JPMorgan. In connection with entering into the Credit Agreement, the Company incurred $486 of debt issuance costs, which are being amortized to interest expense over the term of the Credit Facilities.

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

All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $600 each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, subject to break funding payments for prepayments during Adjusted LIBOR interest periods. At June 30, 2008, the required principal repayments of Term Loans A, B and C for the five succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Term Loan C	Total

2009	$2,400	$3,965	$560	$6,925
2010	2,400	3,965	560	6,925
2011	2,400	3,965	560	6,925
2012	2,400	3,965	560	6,925
2013	600	992	139	1,731

	$10,200	$16,852	$2,379	$29,431

The Company has elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At June 30, 2008, the applicable LIBOR interest rate was 2.80%. The additional spread based on the Company’s leverage ratio on June 30, 2008 was 0.875%. However, the aggregate rate paid by the Company was modified by the interest rate swap agreement described below.

The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. At June 30, 2008, the Company was in compliance with all covenants under the Credit Agreement.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

11.	Borrowings — (Continued)

Company’s domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C., guaranteed the Company’s obligations under the Credit Facilities.

Interest Rate Swap

Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A, B and C so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The swap had a notional amount of $29,431 at June 30, 2008, which was the same as the outstanding amount of the term loans. The additional spread applicable to the interest rates based on the Company’s leverage ratio at June 30, 2008 was 0.875%, resulting in an aggregate interest rate based upon the Company’s leverage ratio at June 30, 2008 of 5.955%.

The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loans. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At June 30, 2008, there was no ineffective portion of the hedge as defined under SFAS No. 133.

12.	Stockholders’ Equity

Common Stock

100,000,000 shares of common stock are authorized by the Company’s Certificate of Incorporation, as amended in fiscal 2000.

Share Repurchase Program

Pursuant to the Company’s Repurchase Program authorized by its Board on May 3, 2006, as amended on January 31 and May 2, 2007, the Company repurchased 10,323,970 shares of its common stock at an average price per share of $5.52 for an aggregate purchase price of $57,000. All repurchased shares were subsequently retired.

The Repurchase Program expired on December 31, 2007. The Company did not repurchase any shares of its common stock under the Repurchase Program during the fiscal year ended June 30, 2008.

Restricted Stock Award Withholdings

The Company issues restricted stock awards as part of its Long Term Incentive Plan. For certain of the restricted stock awards granted, the number of shares released on the date the restricted stock awards vest is net of the statutory withholding requirements that the Company pays to the appropriate taxing authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately retired.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

12.	Stockholders’ Equity — (Continued)

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

The Rights are not exercisable until a Distribution Date occurs and will expire on March 11, 2015, unless earlier terminated or redeemed by the Company in accordance with the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including without limitation, no right to vote or receive dividends. The Rights Agreement will be reviewed and evaluated at least once every three years by a “TIDES Committee” of independent directors. During fiscal 2007, the TIDES Committee reviewed the Rights Agreement and recommended no changes to it.

13.	Stock-Based Compensation

As discussed in Note 2, the Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

13.	Stock-Based Compensation — (Continued)

The Company adopted a Long Term Incentive Plan in 1999, amended in November 2004 (“1999 Incentive Plan”), and a 2007 Long Term Incentive Plan (“2007 Incentive Plan”). The 1999 Incentive Plan and the 2007 Incentive Plan are collectively called the “Incentive Plans”. In addition, in 2001 as part of its acquisition of Total Research Corporation the Company also assumed certain options previously issued by that company under its incentive plans (“Total Plans”). The Company also adopted an Employee Stock Purchase Plan in 1999, amended in November 2004 (“1999 ESPP”), and a 2007 Employee Stock Purchase Plan (“2007 ESPP”). The 1999 ESPP and the 2007 ESPP are collectively called the “ESPPs”. The Company adopted a Harris Interactive UK Limited Share Incentive Plan (“SIP”) which commenced in January 2008. The Company has also issued stock options to certain new employees outside the Incentive Plans.

For the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock issued under the Incentive Plans, Total Plans, stock options issued to new employees outside the Incentive Plans and shares issued under the ESPPs of $4,091, $3,787 and $3,141, respectively. The Company’s expensing of stock-based compensation decreased both its basic and diluted net income per share by $0.08, $0.07 and $0.05 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2008, 2007 and 2006.

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2008	2007	2006

Cost of services	$184	$97	$95
Sales and marketing	352	195	204
General and administrative	3,555	3,495	2,842

	$4,091	$3,787	$3,141

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company has elected to use the “simplified” method as permitted by SAB No. 110 for purposes of determining the expected life of options when granted. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders.

Long Term Incentive Plans

The Company maintains the Incentive Plans, nonqualified and incentive stock option and stock awards plans that enable key employees and directors of the Company to purchase and receive shares of common stock of the Company. The Company grants options to purchase its common stock

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

13.	Stock-Based Compensation — (Continued)

at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years for employees and three years for directors, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. Vesting of options is accelerated upon a change in control. In addition, the Incentive Plans also allow for the issuance of restricted stock awards, which the Company began issuing in fiscal 2006. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and any unvested portion forfeits upon termination of employment or service as a director. Certain restricted stock awards vest only upon achievement of performance targets.

The Company has registered a total of 10,250,000 shares of common stock for issuance under the Incentive Plans. At June 30, 2008, 3,284,570 shares were unissued and available for grant under the Incentive Plans.

Options Issued Outside the Incentive Plans

During fiscal 2008, the Company registered an additional 92,018 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the acquisition of its Canadian operations to the president of those operations, Bruce A. Anderson.

During fiscal 2006, the Company registered an additional 350,000 shares for issuance upon exercise of non-qualified stock options that were issued in connection with the hiring of its Chief Financial Officer, Ronald E. Salluzzo.

Investor Stock Options

At June 30, 2008 and 2007, the Company had outstanding non-qualified investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris SA in March 2004. Investor options are not included as options under the Company’s Incentive Plans.

Summary of Options and Restricted Stock Award Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) for the fiscal years ended June 30:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at July 1	5,576,373	$5.34	6,150,034	$5.41	5,928,222	$6.14
Granted	775,314	4.17	652,500	5.54	851,333	4.99
Forfeited	(511,515)	4.20	(751,591)	7.31	(414,200)	6.73
Exercised	(36,000)	0.47	(474,570)	3.46	(215,321)	2.53

Options outstanding at June 30	5,804,172	$5.32	5,576,373	$5.34	6,150,034	$5.41

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

13.	Stock-Based Compensation — (Continued)

The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was $137, $1,107 and $551, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2008	2007	2006

Risk-free interest rate	4.2%	4.6%	4.6%
Weighted-average expected life (in years)	6.3	6.3	6.3
Volatility factor	59%	63%	80%
Dividend yield	—	—	—
Weighted-average fair value	$2.48	$3.50	$3.63

Cash received from the exercise of employee stock options was $17, $1,640 and $545, respectively, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

The following table summarizes stock options under the Company’s stock option plans (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) at June 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life (In Years)	Price	Value	Options	Life (In Years)	Price	Value

$ 1.26 – 2.42	498,452	4.1	$2.27		465,952	3.7	$2.25
3.00 – 4.98	2,132,013	7.0	4.28		1,169,667	5.7	4.26
5.00 – 6.38	1,792,706	7.5	5.58		1,087,135	7.1	5.63
6.56 – 8.57	1,241,001	5.8	7.31		1,174,333	5.8	7.32
11.00	140,000	1.7	11.00		140,000	1.7	11.00

	5,804,172	6.5	$5.32	$(19,192)	4,037,087	5.7	$5.52	$(14,172)

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the fiscal years ended June 30:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted shares outstanding at July 1	200,622	$5.63	116,333	$5.05	—	$—
Granted	673,925	3.61	209,135	6.00	140,500	5.07
Forfeited	(197,020)	4.22	(5,028)	6.53	—	—
Vested	(121,953)	5.12	(119,818)	5.67	(24,167)	5.15

Restricted shares outstanding at June 30	555,574	$3.79	200,622	$5.63	116,333	$5.05

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

13.	Stock-Based Compensation — (Continued)

At June 30, 2008, 168,750 of the outstanding employee restricted stock awards consist of awards that vest with the achievement of certain performance targets for any consecutive four quarter period over the next four years. 37,000 employee restricted stock awards were forfeited on August 31, 2008 for failure to meet certain performance targets by June 30, 2008.

At June 30, 2008, unamortized stock-based compensation expense for stock options and restricted stock awards issued and outstanding at June 30, 2008 will be recognized during the fiscal years ending June 30 as follows:

		Restricted
	Stock	Stock
	Options	Awards	Total

2009	$2,275	$588	$2,863
2010	1,374	472	1,846
2011	821	379	1,200
2012	72	70	142

Total	$4,542	$1,509	$6,051

Weighted-average vesting period (in years)	2.6	3.1	2.8

Employee Stock Purchase Plans

The Company registered 500,000 shares of common stock in March 2000, and an additional 500,000 shares in both November 2004 and October 2007, for issuance under the Company’s ESPPs. The ESPPs provide employees with an opportunity to purchase the Company’s common stock through payroll deductions. Under the ESPPs, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2008, 2007 and 2006, employees purchased 233,491, 142,310 and 142,126 shares of common stock through the ESPPs, respectively.

The ESPPs are considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July and January offerings under the ESPPs are included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006.

The fair value of the July and January offerings under the ESPP were determined on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected life of the rights under the ESPPs. The risk-free interest rate is based on the implied yield currently available at the time the rights under the ESPPs were granted on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the rights under the ESPPs when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

13.	Stock-Based Compensation — (Continued)

The following weighted-average assumptions were used to value rights under the ESPPs for the July and January offerings for the fiscal years ended June 30:

	2008	2007	2006

Risk-free interest rate	3.8%	5.0%	3.9%
Weighted-average expected life (in years)	0.5	0.5	0.5
Volatility factor	51%	40%	51%
Dividend yield	—	—	—
Weighted-average fair value	$1.33	$1.37	$1.32

U.K. employees may purchase the Company’s common stock pursuant to the SIP through a payroll deduction with no discount to the market price. Employees are entitled to receive three matching shares for every seventeen shares purchased under the SIP. The SIP has been deemed non-compensatory subject to the provisions of SFAS No. 123(R) and, therefore, no stock-based compensation costs were recognized for fiscal 2008.

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

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary, and were made in the form of Company stock through March 31, 2008. The Company made a matching contribution in cash on June 30, 2008, and expects to make all future matching contributions in cash. Matching contribution expense incurred by the Company during the fiscal years ended June 30, 2008, 2007 and 2006 was $1,311, $1,298, and $1,166, respectively.

15.	Income Taxes

For the fiscal years ended June 30, the U.S. and Foreign components of income (loss) from continuing operations before income taxes were as follows:

	2008	2007	2006

U.S.	$(55,612)	$11,410	$15,065
Foreign	(29,791)	2,863	340

	$(85,403)	$14,273	$15,405

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

15.	Income Taxes — (Continued)

For the fiscal years ended June 30, the provision (benefit) for income taxes for continuing operations consisted of the following:

	2008	2007	2006

Current:
Federal	$853	$1,273	$279
State	412	802	402
Foreign	493	583	306

	$1,758	$2,658	$987
Deferred:
Federal	$(700)	$2,459	$6,225
State	(511)	156	(235)
Foreign	(1,208)	46	(772)

	$(2,419)	$2,661	$5,218

	$(661)	$5,319	$6,205

The provision (benefit) for income taxes for continuing operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	2008	2007	2006

Provision at federal statutory rate	$(29,891)	$4,996	$5,392
State income tax provision, net of federal effect	(64)	817	921
Unremitted earnings and rate differential of foreign subsidiaries	(114)	(275)	221
Stock-based compensation	458	386	539
Change in valuation allowance	493	(998)	(1,036)
Non-deductible portion of goodwill impairment charge	28,176	—	—
Other	281	393	168

	$(661)	$5,319	$6,205

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

15.	Income Taxes — (Continued)

At June 30, deferred tax assets (liabilities) consisted of the following:

	2008	2007

Operating loss carryforwards	$12,199	$14,059
Internet database development expenses	1,023	1,133
Stock-based compensation	2,162	1,338
HIpoints accrual	1,463	1,724
Capital loss carryforward	640	835
Goodwill	574	—
Accrued expenses	818	204
Other	2,118	1,355

Gross deferred tax assets	20,997	20,648
Valuation allowance	(1,289)	(796)

	19,708	19,852
Goodwill	—	(1,561)
Other intangibles	(5,178)	(1,768)

Gross deferred tax liabilities	(5,178)	(3,329)

Net deferred tax assets	$14,530	$16,523

At June 30, 2008, the Company had U.S. federal and various state net operating loss carryforwards of $31,624 that will begin to expire in 2021.

Under existing Federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2008, of the Company’s total federal operating loss carryover, approximately $30,300 is subject to an annual limitation under Internal Revenue Code Section 382.

Harris Interactive Europe, the Company’s wholly owned subsidiary, had operating loss carryforwards in the United Kingdom of $1,989, all of which have no expiration. A valuation allowance of $557 was recorded against the portion of the deferred tax asset related to the United Kingdom operating loss carryforwards for which management believes that it is not more likely than not that the related deferred tax asset will be realized. In accordance with SFAS No. 109, to the extent acquired tax benefits (such as operating loss carryforwards) are not recognized at the acquisition date, the subsequent recognition of those benefits are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Acquired tax benefits of $395 associated with operating loss carryforwards of our wholly-owned subsidiaries, Wirthlin and Telegen UK Limited, have not yet been recognized.

The sale of the Company’s Japanese operations during fiscal 2005 resulted in a capital loss carryover of $3,305 for U.S. tax purposes, which expires if not utilized by June 30, 2010. Although a valuation allowance was initially recorded against the related deferred tax asset for fiscal 2007 and 2006, management determined that it was more likely than not that a portion of the deferred tax asset associated with this carryover would be realized during the carryover period. As such, a portion of the valuation allowance was reversed in the fourth quarter of fiscal 2007 and 2006 ($655 and 229,

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

15.	Income Taxes — (Continued)

respectively), as a result of both utilization and tax planning measures taken at that time. During the third quarter of fiscal 2008, the Company recorded an additional valuation allowance of $510 with respect to the deferred tax asset associated with the remaining capital loss carryover of $1,972. This capital loss carryover now has a full valuation allowance against it as it is not more likely than not that any portion of the carryover will be realized during the carryover period. The change in judgment was primarily due to a change in market conditions which will limit the Company’s ability to generate capital gain income. Adjustments to this valuation allowance may be necessary in the future if estimates of capital gain income are revised.

As indicated in Note 2, the Company adopted FIN No. 48 on July 1, 2007. The Company recorded a $69 cumulative effect adjustment to retained earnings as a result of the adoption of FIN No. 48. Upon adoption, the liability for income taxes associated with uncertain tax positions was $437, of which $191 related to unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The Company reclassified $156 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current liabilities are recorded in the “Other liabilities” line in the Company’s consolidated balance sheet.

At June 30, 2008, the Company’s unrecognized tax benefits were $440, of which $206 would impact the effective tax rate, if recognized. Pursuant to current accounting rules, the remaining $234 of which would be released to goodwill, if recognized.

The table below reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal year ended June 30, 2008:

Balance, July 1, 2007	$437
Additions based on tax positions related to the current year	31
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(28)

Balance, June 30, 2008	$440

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. At July 1, 2007 and June 30, 2008, $18 and $22, net of tax benefit, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to June 30, 2000.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

16.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the fiscal years ended June 30:

	2008	2007	2006

Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$(84,618)	$9,076	$9,460

Denominator:(1)
Weighted average number of common shares used in the calculation of basic net income (loss) per share	52,861,354	56,133,355	61,511,031
Dilutive effect of outstanding stock options and restricted stock	—	264,245	174,746

Shares used in the calculation of diluted net income (loss) per share	52,861,354	56,397,600	61,685,777

Net income (loss) per share:
Basic	$(1.60)	$0.16	$0.15

Diluted	$(1.60)	$0.16	$0.15

(1)	During fiscal 2007 and 2006, the Company repurchased 9,048,570 and 1,275,400 shares of its common stock, respectively (See Note 12, “Stockholders’ Equity).

Unvested restricted stock and unexercised stock options to purchase 2,500,831 and 3,660,271 shares of the Company’s common stock for the fiscal years ended June 30, 2007 and 2006, respectively, at weighted-average prices per share of $7.02 and $6.83, respectively, were not included in the computations of diluted net income per share because their inclusion would have been anti-dilutive.

17.	Enterprise-Wide Disclosures

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

17.	Enterprise-Wide Disclosures — (Continued)

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	2008	2007	2006

Revenue from services
United States	$152,894	$159,843	$166,228
United Kingdom	43,771	43,655	40,430
Canada	24,628	—	—
Other European countries	14,910	8,305	5,526
Asia	2,520	—	—

Total revenue from services	$238,723	$211,803	$212,184

Operating income (loss)
United States	$(54,492)	$9,802	$13,837
United Kingdom	(9,015)	2,748	168
Canada	(7,366)	—	—
Other European countries	(10,914)	(14)	125
Asia	(2,784)	(219)	(239)

Total operating income (loss)	$(84,571)	$12,317	$13,891

Long-lived assets
United States	$6,733	$7,298	$7,691
Canada	2,858	—	—
United Kingdom	1,812	2,261	1,822
Other European countries	340	343	183
Asia	210	—	1

Total long-lived assets	$11,953	$9,902	$9,697

Deferred tax assets
United States	$18,218	$17,064	$19,844
Canada	(3,191)	—	—
United Kingdom	347	318	459
Other European countries	(844)	(859)	(564)
Asia	—	—	—

Total deferred tax assets	$14,530	$16,523	$19,739

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

18.	Commitments and Contingencies

The Company has several non-cancelable operating leases for office space, vehicles and equipment. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases at June 30, 2008 were as follows:

Fiscal Years Ending June 30:

2009	$6,903
2010	6,480
2011	4,114
2012	3,372
2013	1,911
2014 and thereafter	4,352

Total rental expense for operating leases during the fiscal years ended June 30, 2008, 2007 and 2006 was $7,193, $7,536 and $7,439, respectively.

The Company joined in 2008 and bears insurance risk as a member of a group captive insurance entity for its general liability and workers’ compensation insurance programs. The Company records estimated liabilities for this program based on information provided by the third-party program administrator, historical claims experience, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated results of operations and financial condition. The Company believes that its present insurance coverage and level of accrued liabilities are adequate.

19.	Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings which existed at June 30, 2008 or which arose subsequent to that date but before the filing of this report on Form 10-K, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

20.	Supplemental Cash Flow Information

Cash paid (received) during the fiscal years ended June 30 for interest and taxes was as follows:

	2008	2007	2006

Interest	$1,065	$(2,057)	$(1,571)

Taxes	$2,879	$3,153	$1,229

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2008, 2007 and 2006

21.	Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statements of continuing operations data for the fiscal years ended June 30, 2008 and 2007. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2006	2006	2007	2007	2007	2007	2008	2008
	(In thousands, except per share data)

Revenue from services(1)	$47,213	$55,735	$51,748	$57,107	$55,186	$62,715	$57,322	$63,500
Operating expenses:
Cost of services(1)	22,836	26,977	26,511	28,437	27,611	30,815	28,914	32,852
Sales and marketing	4,659	5,316	5,642	5,534	5,687	6,151	5,806	6,336
General and administrative	17,335	16,917	16,945	17,533	18,349	20,128	21,172	20,604
Depreciation and amortization	1,351	1,245	1,225	1,475	1,907	2,267	2,161	2,190
Gain on sale of assets	—	(410)	—	(378)	—	—	—	—
Cost of reviewing strategic alternatives	—	—	—	—	—	—	—	1,584
Restructuring charges	—	—	—	337	—	—	1,138	1,125
Goodwill impairment charge	—	—	—	—	—	—	—	86,497

Total operating expenses	46,181	50,045	50,323	52,938	53,554	59,361	59,191	151,188

Operating income (loss)	1,032	5,690	1,425	4,169	1,632	3,354	(1,869)	(87,688)
Interest and other income	578	615	580	477	372	307	230	210
Interest expense	—	(5)	(5)	(284)	(440)	(523)	(514)	(474)

Income (loss) from continuing operations before income taxes	1,610	6,300	2,000	4,362	1,564	3,138	(2,153)	(87,952)
Provision (benefit) for income taxes	673	2,719	879	1,048	546	1,112	(20)	(2,299)

Income (loss) from continuing operations	937	3,581	1,121	3,314	1,018	2,026	(2,133)	(85,653)
Income (loss) from discontinued operations	(5)	43	35	49	124	—	—	—

Net income (loss)	$932	$3,624	$1,156	$3,363	$1,142	$2,026	$(2,133)	$(85,653)

Basic net income (loss) per share:
Continuing operations	$0.02	$0.06	$0.02	$0.06	$0.02	$0.04	$(0.04)	$(1.61)
Discontinued operations	(0.00)	0.00	0.00	0.00	0.00	—	—	—

Basic net income (loss) per share	$0.02	$0.06	$0.02	$0.06	$0.02	$0.04	$(0.04)	$(1.61)

Diluted net income (loss) per share:
Continuing operations	$0.02	$0.06	$0.02	$0.06	$0.02	$0.04	$(0.04)	$(1.61)
Discontinued operations	(0.00)	0.00	0.00	0.00	0.00	—	—	—

Diluted net income (loss) per share	$0.02	$0.06	$0.02	$0.06	$0.02	$0.04	$(0.04)	$(1.61)

(1)	Gross profit, not shown above, can be derived by subtracting the Company’s cost of services from its revenue from services for each of the periods shown above.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	97

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of each fiscal quarter and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of June 30, 2008, the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Decima from its evaluation of internal control over financial reporting at June 30, 2008 because it was acquired by the Company in a purchase business combination during fiscal 2008. Decima is a wholly-owned subsidiary of the Company that represents 2% of consolidated total assets and 10% of consolidated revenue from services as of and for the fiscal year ended June 30, 2008. Based on its evaluation, excluding Decima, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

In its earnings announcement furnished under a Current Report on Form 8-K filed August 22, 2008 with the SEC, the Company reported that it recorded a preliminary pre-tax goodwill impairment charge of $123.0 million based upon an estimated valuation of the fair value of the Company as compared to the carrying value of its net assets at June 30, 2008 in connection with its annual goodwill impairment valuation performed accordance with SFAS No. 142. Since the announcement, the Company has completed its analysis of the fair value of the Company at June 30, 2008, and as a result has modified its earlier estimate and recorded a final pre-tax goodwill impairment charge of $86.5 million. This non-cash charge, as finally determined, resulted in a change in the basic and diluted net loss per share for the fiscal year ended June 30, 2008 from $(2.27) to $(1.60) and from $(2.28) to $(1.61) for the three months ended June 30, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Proposal No. 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2008 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2008. The information required by Item 10 of Form 10-K with respect to our executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

The information required by Item 10 of Form 10-K with respect to the identification of our Audit Committee and Audit Committee financial expert is incorporated by reference from the information contained in the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the Proxy Statement.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation Discussion and Analysis”, “Compensation of Executive Officers and Directors”, “Corporate Governance — Committees of the Board of Directors — Compensation Committee” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Stock Ownership and Reporting” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K with respect to transactions with related persons is incorporated by reference from the information contained in the section captioned “Transactions with Related Parties” in the Proxy Statement.

The information required by Item 13 of Form 10-K with respect to director independence is incorporated by reference from the information contained in the section captioned “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal No. 2— Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Fiscal year ended June 30, 2006
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$205	$25	$160	$70
Deferred tax valuation allowance	$2,830	$—	$1,036	$1,794
Fiscal year ended June 30, 2007
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$70	$34	$22	$82
Deferred tax valuation allowance	$1,794	$—	$998	$796
Fiscal year ended June 30, 2008
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$82	$442	$42	$482
Deferred tax valuation allowance	$796	$541	$48	$1,289

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.
Date: September 15, 2008

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

Name	Capacity	Date

/s/ Gregory T. Novak Gregory T. Novak	President and Chief Executive Officer (Principal Executive Officer) and Director	September 15, 2008

/s/ Ronald E. Salluzzo Ronald E. Salluzzo	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	September 15, 2008

/s/ Eric W. Narowski Eric W. Narowski	Senior Vice President and Global Controller (Principal Accounting Officer)	September 15, 2008

/s/ George Bell George Bell	Director	September 15, 2008

/s/ David Brodsky David Brodsky	Director	September 15, 2008

/s/ Steven L. Fingerhood Steven L. Fingerhood	Director	September 15, 2008

/s/ Stephen D. Harlan Stephen D. Harlan	Director	September 15, 2008

/s/ James R. Riedman James R. Riedman	Director	September 15, 2008

/s/ Howard L. Shecter Howard L. Shecter	Director	September 15, 2008

/s/ Antoine G. Treuille Antoine G. Treuille	Director	September 15, 2008

INDEX OF EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. (“HII”) and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
2.3		Agreement and Plan of Merger, dated as of September 8, 2004, by and among the Company, Wirthlin Worldwide, Inc. (“Wirthlin”), Capitol Merger Sub, LLC and the Stockholders of Wirthlin (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).
2.4		Share Sale and Purchase Agreement, dated March 30, 2007, among the Company, HII, and the stockholders of MediaTransfer AG Netresearch & Consulting (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 and incorporated herein by reference).
2.5		Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
2.6		Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.1.2*	2007 Long-Term Incentive Plan of the Company (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference)

Exhibit
Number		Exhibit Title

10	.1.5*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.6*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.7*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.8*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.9*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference).
10	.1.10*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.12*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.13*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and incorporated herein by reference).
10	.1.14*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference.)
10	.1.15*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.16*	Form of Restricted Stock Agreement (Employee Participant) (2007 Performance Based Award Grants) (filed as Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.1.17*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.18*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.19*	Form of Restricted Stock Unit Agreement (Canadian employees) (filed herewith).
10	.1.20*	Form of Restricted Stock Agreement (2008 performance based award grants to Gregory T. Novak and Ronald E. Salluzzo) (filed herewith).
10	.1.21*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.1.22*	Form of Non-Qualified Stock Option Agreement — Grants After May 1, 2008 (filed herewith).

Exhibit
Number		Exhibit Title

10	.1.23*	Form of Restricted Stock Agreement — Employee Grants After May 1, 2008 (filed herewith).
10	.1.24*	Form of Restricted Stock Agreement — Director Grants After May, 1, 2008 (filed herewith).
10	.1.25*	Letter Amending Stock Option Agreements (2008) (filed herewith).
10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.2.3*	2007 Employee Stock Purchase Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.2.4*	Harris Interactive UK Limited Share Incentive Plan (relating to shares of Harris Interactive Inc.) (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.5*	Harris Interactive UK Limited Share Incentive Plan Partnership and Matching Share Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.6*	Trust Deed between Harris Interactive UK Limited and Equiniti Share Plan Trustees related to Harris Interactive UK Limited Share Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.3.1	Share Repurchase Program 10b5-1 Plan Document, dated as of June 9, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2006 and incorporated herein by reference).
10	.3.2	Share Repurchase Program 10b5-1 Plan Document, dated as of March 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007 and incorporated herein by reference).
10	.4.1*	Letter Agreement between the Company and Dee Allsop, dated September 9, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.4.2*	Employment Agreement between the Company and Dee Allsop, dated September 6, 2007 (filed as Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.3	Intentionally Omitted.
10	.4.4*	Employment Agreement dated August 16, 2007 between Decima Research Inc. and Bruce Anderson (filed as Exhibit 2.1.3 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
10	.4.5*	Non-Qualified Stock Option Agreement between the Company and Bruce Alexander Anderson dated as of August 16, 2007 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-147972) and incorporated herein by reference).
10	.4.6*	Restricted Stock Agreement with Bruce Anderson dated August 16, 2007(filed as Exhibit 2.1.5 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
10	.4.7*	Letter Agreement with David G. Bakken, dated May 30, 2008, Regarding Contingent Compensation (filed herewith).

Exhibit
Number		Exhibit Title

10	.4.8*	Employment Agreement by and between the Company and Leonard R. Bayer, dated July 1, 2003 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.9*	Amendment to Employment Agreement between the Company and Leonard R. Bayer, dated as of January 1, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.10*	Amendment Number 2 to Employment Agreement between the Company and Leonard R. Bayer, dated as of June 15, 2006 and effective as of July 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2006 and incorporated herein by reference).
10	.4.11*	Employment Agreement between the Company and Leonard R. Bayer, dated as of April 30, 2007 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.12*	Employment Agreement Amendment 1 between the Company and Leonard R. Bayer, dated February 26, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008 and incorporated herein by reference).
10	.4.13*	Employment Agreement between the Company and Frank J. Connolly, Jr., dated as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.14*	Non-Qualified Stock Option Agreement between the Company and Frank J. Connolly, Jr., dated as of January 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.15*	Amendment to Employment Agreement between the Company and Frank J. Connolly, Jr. dated as of April 28, 2006 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and incorporated herein by reference).
10	.4.16*	Employment Agreement by and between Total Research Corporation and Theresa Flanagan, dated January 1, 1999 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.17*	Letter agreement between the Company and Theresa A. Flanagan, dated as of April 26, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2005 and incorporated herein by reference).
10	.4.18*	Employment Agreement between the Company and Gregory T. Novak, dated April 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).
10	.4.19*	Amendment to Employment Agreement between the Company and Gregory T. Novak, dated as of January 1, 2005 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 4, 2005 and incorporated herein by reference).
10	.4.20*	Amendment to Employment Agreement by and between the Company and Gregory T. Novak, dated as of May 24, 2005 and effective as of May 23, 2005 (filed as Exhibit 10.3.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.4.21*	Amended and Restated Employment Agreement between the Company and Gregory T. Novak, dated as of September 28, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 and incorporated herein by reference).
10	.4.22*	Modification of Salary Arrangement between the Company and Gregory T. Novak (filed as Exhibit 10.3.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.23*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.24*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.25*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of February 16, 2006 and effective as of March 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).
10	.4.26*	Form of Non-Qualified Stock Option Agreement between the Company and Ronald E. Salluzzo, dated as of March 6, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).
10	.4.27*	Modification of Salary Arrangement between the Company and Ronald E. Salluzzo (filed as Exhibit 10.3.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.28*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.29*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.30*	Letter Agreement with Stephan B. Sigaud dated May 30, 2008, Regarding Contingent Compensation (filed herewith).
10	.4.31*	Employment Agreement by and between the Company and George H. Terhanian, dated September 26, 2002 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference).
10	.4.32*	Modification of Salary Arrangement between the Company and George H. Terhanian (filed as Exhibit 10.3.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.33*	Employment Agreement between the Company and George H. Terhanian, dated as of September 6, 2007 (filed as Exhibit 10.4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.34*	Employment Agreement Amendment 1 between the Company and George H. Terhanian effective April 30, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.35*	Employment Agreement between the Company and David B. Vaden, dated January 1, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference).
10	.4.36*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).
10	.4.37*	Employment Agreement between the Company and David B. Vaden, dated as of April 30, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.38*	Employment Agreement Amendment 1 between the Company and David B. Vaden effective April 30, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.39*	Letter Agreement between the Company and Richard B. Wirthlin, dated September 9, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.4.40*	Salary Arrangements for Executive Officers between the Company and each of Richard W. Millard, Michelle F. O’Neill and Termination Arrangements for Arthur E. Coles (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.41*	Salary Arrangements for Executive Officers between the Company and each of David G. Bakken and Stephan B. Sigaud (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.42*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.4.43*	Form of Change in Control Agreement entered into by Company with each of the following individuals (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference):

Dennis K. Bhame	Gregory T. Novak
James E. Fredrickson	David B. Vaden

10	.4.44*	Form of Change in Control Agreement between the Company and Stephan B. Sigaud (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2005 and incorporated herein by reference).
10	.4.45*	Change in Control Agreements between the Company and each of Richard W. Millard and Michelle F. O’Neill (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.46*	Form of Change in Control Agreement between the Company and Eric W. Narowski (filed as Exhibit 10.4.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.47*	Change in Control Agreement between the Company and David G. Bakken (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.48*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2005 and incorporated herein by reference).
10	.4.49*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference).
10	.4.50*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive, effective as of November 1, 2006 (filed as Exhibit 10.3.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.51*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of September 6, 2007 (filed as Exhibit 10.4.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.52*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2008 (filed herewith).
10	.4.53*	Agreement with Steven L. Fingerhood dated June 4, 2008 (filed herewith).
10	.4.54*	Description of Amended Executive Cash Bonus Plan as amended September 7, 2005 and September 8, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 3, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.4.55*	Description of Cash Bonus Plan as amended August 21, 2006 (filed under Item 1.01 of the Company’s Current Report on Form 8-K filed August 25, 2006 and incorporated herein by reference).
10	.4.56*	Description of Executive Officer Compensation Arrangements (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 and incorporated herein by reference).
10	.4.57*	Summary of Salary Arrangements for Executive Officers (filed as Exhibit 10.3.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.58*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2007 and 2008 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.59*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2008 and 2009 (filed herewith).
10.5		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.6.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York, between the Company and Corporate Woods Associates, LLC, dated February 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).
10	.6.2	Lease Agreement for 70 Carlson Road, Rochester, New York, between Gordon S. Black Corporation and Carlson Park Associates, together with the First and Second amendments thereto, dated July 1, 1998 (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.3	Third Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated March 20, 2003 (filed herewith).
10	.6.4	Agreement of Sublease for 161 Avenue of the Americas, New York, New York, between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).
10	.6.5	Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).
10	.6.6	Lease Agreement for 1920 Association Drive, Reston, Virginia, between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.6.7	First Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).
10	.6.8	Lease Agreement for Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.6.9	Agreement for Surrender of Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.10	Underlease for Watermans Park, High Street, Brentford (UK), among Crowvale Properties Limited, Max Factor Limited, and International Playtex Inc., dated June 27, 1985 (filed herewith).
10	.6.11	Rent Review Memorandum for Watermans Park, High Street, Brentford (UK), between Procter & Gamble (L &CP) Limited and HI Europe Limited, dated June 24, 2005 (filed herewith).
10	.6.12	Lease Agreement for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.13	Lease amendment Number 1 for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.14	Second Amendment and Extension to Lease for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated October 22, 2007 (filed herewith).
10	.6.15	Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and Total Research Corporation, dated December 2, 1985, including all amendments to date (filed herewith).
10	.6.16	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.17	Rent Review Memorandum for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.18	Lease Agreement for Vanwall Road, Maidenhead (UK) between Seiko UK Limited and HI Europe Limited, dated July 29, 2005 (filed as Exhibit 10.5.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.19	Lease Agreement for Beim Strohhause 17- 31, 20097, Hamburg, Germany, between Dieter Becken and Media Transfer AG, dated July 8, 2005, including all amendments to date (filed herewith).
10	.6.20	Lease Agreement for 1080 Beaver Hall Hill, Montreal, Quebec (CAN), between Alexis Nihon Real Estate Investment Trust and Decima Research Inc., dated January 16, 2006 (filed herewith).
10	.6.21	Lease Agreement for 160 Elgin Street, Ottawa, Ontario (CAN), between 160 Elgin Leaseholds Inc. and Decima Research Inc., dated January 19, 2006 (filed herewith).
10	.6.22	Lease Agreement for 2345 Yonge Street, Toronto, Ontario (CAN), between Stockton & Bush 2345 Limited and OSI Group Inc., dated May 1, 2002 (filed herewith).
10	.6.23	Office License for 2345 Yonge Street, Toronto, Ontario (CAN), between Decima Research Inc. and Westmount Decision Science Inc., dated September 1, 2007 (filed herewith).
10	.7.1	Credit Agreement between JPMorgan Chase Bank, N.A. and the Company, dated as of August 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Title
10	.7.2	Line of Credit Note between JPMorgan Chase Bank, N.A. and the Company, dated as of August 15, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).
10	.7.3	Amendment to Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).
10	.7.4	Amendment to Line of Credit Note by and between the Company and JPMorgan Chase Bank, N.A., dated April 3, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007 and incorporated herein by reference).
10	.7.5	Amendment to Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).
10	.7.6	Amendment to Line of Credit Note by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).
10	.7.7	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.7.8	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.9	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.10	Form of Master Securities Pledge Agreement to be delivered at option of the Company or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.11	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.8.1	Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.8.2	Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10.9		Form of Noncompetition, Nondisclosure and Nonsolicitation Agreement by and among the Company and certain of the Stockholders of Wirthlin, dated as of September 8, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 9, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Title
10.10	Exclusive License Agreement by and between the Company and Taylor Nelson Sofres Plc, dated as of December 31, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference).
10.11	Trade Mark Assignment Agreement by and between the Company and Taylor-Nelson Sofres Plc, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2006 and incorporated herein by reference).
10.12	Purchase/Sale Agreement between the Company, Charles J. Fombrun and Reputation Institute, Inc., dated as of May 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference).
10.13	Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
21	List of Subsidiaries (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on page 99 of this Report).
31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.