Form 10-Q
period 2008-09-30
HARRIS INTERACTIVE INC
filed 2008-11-07
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
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
Yes ☐ No ☑
     On October 31, 2008, 53,640,439 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September	June 30,
	30, 2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,817	$32,874
Marketable securities	1,390	—
Accounts receivable, net	31,691	34,940
Unbilled receivables	10,979	11,504
Prepaid expenses and other current assets	7,779	8,753
Deferred tax assets	2,151	3,959

Total current assets	77,807	92,030

Property, plant and equipment, net	11,018	11,953
Goodwill	41,416	42,805
Other intangibles, net	21,661	23,302
Deferred tax assets	17,188	14,606
Other assets	2,445	2,353

Total assets	$171,535	$187,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,231	$10,779
Accrued expenses	21,186	25,611
Current portion of long-term debt	6,925	6,925
Deferred revenue	15,468	16,226

Total current liabilities	51,810	59,541

Long-term debt	20,775	22,506
Deferred tax liabilities	3,647	4,035
Other long-term liabilities	2,243	2,331
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and June 30, 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,791,789 shares issued and outstanding at September 30, 2008 and 53,783,980 shares issued and outstanding at June 30, 2008	54	54
Additional paid-in capital	183,415	182,709
Accumulated other comprehensive income	6,659	10,680
Accumulated deficit	(97,068)	(94,807)

Total stockholders’ equity	93,060	98,636

Total liabilities and stockholders’ equity	$171,535	$187,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenue from services	$50,280	$55,186

Operating expenses:
Cost of services	25,986	27,611
Sales and marketing	5,110	5,687
General and administrative	20,291	18,349
Depreciation and amortization	2,083	1,907

Total operating expenses	53,470	53,554

Operating income (loss)	(3,190)	1,632
Interest and other income	190	372
Interest expense	(455)	(440)

Income (loss) from continuing operations before income taxes	(3,455)	1,564

Provision (benefit) for income taxes	(1,194)	546

Income (loss) from continuing operations	(2,261)	1,018
Income from discontinued operations, net of provision for income taxes	—	124

Net income (loss)	$(2,261)	$1,142

Basic net income (loss) per share:
Continuing operations	$(0.04)	$0.02
Discontinued operations	—	0.00

Basic net income (loss) per share	$(0.04)	$0.02

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.02
Discontinued operations	—	0.00

Diluted net income (loss) per share	$(0.04)	$0.02

Weighted-average shares outstanding — basic	53,339,387	52,642,117

Weighted-average shares outstanding — diluted	53,339,387	52,687,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,261)	$1,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	2,462	2,290
Deferred taxes	(1,151)	733
Stock-based compensation	793	1,074
401(k) stock-based matching contribution	—	312
Amortization of deferred financing costs	30	—
Amortization of premium on marketable securities	2	—
Gain on sale of discontinued operations	—	(220)
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	1,821	2,621
Unbilled receivables	(209)	(539)
Prepaid expenses and other current assets	482	253
Other assets	(175)	(355)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(2,267)	(1,553)
Accrued expenses	(3,549)	(3,579)
Deferred revenue	(510)	(1,001)
Other liabilities	(55)	(32)
Net cash (used in) operating activities of discontinued operations	—	(60)

Net cash provided by (used in) operating activities	(4,587)	1,086

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(21,032)
Purchases of marketable securities	(2,193)	(15,000)
Proceeds from maturities and sales of marketable securities	801	19,418
Capital expenditures	(709)	(711)
Proceeds from sale of discontinued operations	—	219
Net cash used in investing activities of discontinued operations	—	(25)

Net cash (used in) investing activities	(2,101)	(17,131)

Cash flows from financing activities:
Increase in borrowings, net of financing costs	—	14,525
Repayment of borrowings	(1,731)	(3,455)
Proceeds from exercise of employee stock options and employee stock purchases	—	4
Excess tax benefits from share-based payment awards	—	14

Net cash provided by (used in) financing activities	(1,731)	11,088

Effect of exchange rate changes on cash and cash equivalents	(638)	154

Net (decrease) in cash and cash equivalents	(9,057)	(4,803)
Cash and cash equivalents at beginning of period	32,874	28,911

Cash and cash equivalents at end of period	$23,817	$24,108

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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements of the Company.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 15, 2008.
3. Accounting Pronouncements Not Yet Adopted
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted SFAS No. 157 for its financial assets and liabilities on July 1, 2008, and the effect of adoption was not material, resulting only in increased disclosures (see Note 5, “Fair Value Measurements”). The Company will adopt SFAS No. 157 on July 1, 2009 for its non-financial assets and non-financial liabilities, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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

SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—amendments of ARB No. 51. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company will adopt SFAS No. 160 on July 1, 2009, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
4. Restructuring Charges
Fiscal 2008
     During the fourth quarter of fiscal 2008, the Company took actions to align the cost structure of its U.K. operations with the evolving operational needs of that business. Specifically, the Company reduced headcount at its U.K. facilities by 18 full-time employees and incurred $544 in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in June 2008. All actions were completed in July 2008 and the related cash payments were completed in September 2008.
     The U.K. restructuring described above follows separate actions taken by the Company at various times during the fourth quarter of fiscal 2008 to strategically reduce headcount at several of its U.S. facilities by a total of 24 full-time equivalents as a result of which the Company incurred $512 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in April 2008. Additionally, the Company took steps to reduce costs associated with its U.S. operations by reducing leased space at its Cincinnati, Ohio facility. The Company incurred $135 in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with these headcount and leased space reductions were completed in April and May 2008, respectively. Cash payments for the headcount reductions were completed in October 2008 and the cash payments for the leased space reductions will be completed in April 2009.

     During the third quarter of fiscal 2008, the Company recorded $1,138 in restructuring charges directly related to its decisions made at various times during the quarter to close its telephone center in Orem, Utah, strategically reduce headcount, and reduce leased space at its Grandville, Michigan and Norwalk, Connecticut offices. Each decision was designed to better align the Company’s cost structure with the evolving operational needs of the business.
     In connection with the Orem closure, the Company reduced its headcount by 26 full-time equivalents and incurred $166 in one-time termination benefits. The reduction in staff was communicated to the affected employees in January 2008. Additionally, the Company incurred $120 in contract termination charges related to the remaining operating lease obligation. All actions were completed in March 2008 and involved cash payments, which were completed in August 2008.
     An additional headcount reduction of 15 full-time equivalents occurred in February 2008 and resulted in $334 in one-time termination benefits, all of which involved cash payments. All actions associated with this headcount reduction were completed in February 2008, and cash payments in connection with the one-time termination benefits were completed in September 2008.
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
     The following table summarizes activity during the three months ended September 30, 2008 with respect to the reserves for the restructuring activities described above:

	Balance,					Balance,
	July 1,	Costs		Cash	Non-Cash	September 30,
	2008	Incurred	Reversals	Payments	Settlements	2008
Severance payments	$670	$—	$(22)	$(593)	$—	$55
Lease commitments	570	—	—	(95)	—	475

Remaining reserve	$1,240	$—	$(22)	$(688)	$—	$530

5. Fair Value Measurements
     SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
▪	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

▪	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

▪	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Recurring Fair Value Measurements
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash equivalents	$—	$3,724	$—	$3,724
Available for sale marketable securities	—	1,397	—	1,397

Total	$—	$5,121	$—	$5,121

Financial liabilities:
Interest rate swap contract	$—	$823	$—	$823

     The fair value of the Company’s cash equivalents and available for sale marketable securities are based on quoted prices for similar assets or liabilities in active markets. The fair value of the Company’s interest rate swap is based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.
6. Goodwill
     The changes in the carrying amount of goodwill for the three months ended September 30, 2008 were as follows:

Balance at July 1, 2008	$42,805
Prior period purchase accounting adjustment of deferred taxes	(151)
Foreign currency translation adjustments	(1,238)

Balance at September 30, 2008	$41,416

7. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization consisted of the following:

	September 30, 2008
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,767	$1,763	$4
Internet respondent database	7.1	3,279	1,677	1,602
Customer relationships	9.6	21,400	4,997	16,403
Trade names	16.2	5,319	1,667	3,652

Total		$31,765	$10,104	$21,661

	June 30, 2008
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,770	$1,763	$7
Internet respondent database	7.1	3,617	1,682	1,935
Customer relationships	9.6	22,231	4,594	17,637
Trade names	16.1	5,364	1,641	3,723

Total		$32,982	$9,680	$23,302

	2008	2007
Aggregate amortization expense:
For the three months ended September 30, 2008	$817	$721

Estimated amortization expense for the fiscal years ending June 30:
2009	$3,116

2010	$2,805

2011	$2,799

2012	$2,799

2013	$2,626

Thereafter	$8,332

8. Borrowings
Credit Facility
     On September 21, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the Credit Agreement, the Lenders made available $100,000 in credit facilities (the “Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan A”), and a multiple advance term loan commitment (“Multiple Advance Commitment”).
     The Revolving Line enables the Company to borrow, repay, and re-borrow up to $25,000 principal outstanding at any one time, and to use up to $10,000 of such amount for issuance of letters of credit. The full amount of Term Loan A was made in a single advance of $12,000 at the time of closing of the Credit Facilities. The Multiple Advance Commitment enables the Company to borrow up to an aggregate of $63,000 in one or more advances, and $19,825 (“Term Loan B”) and $2,800 (“Term Loan C”) were advanced at closing. Existing letters of credit in the face amount of $296 are also treated as if issued under the Revolving Line. In addition, the Credit Agreement permits the Company to request increases in the Revolving Line up to an additional $25,000 of availability, subject to discretionary commitments by the then Lenders and, if needed, additional lenders. The Credit Facilities replaced existing credit arrangements with JPMorgan. In connection with entering into the Credit Agreement, the Company incurred $486 of debt issuance costs, which are being amortized to interest expense over the term of the Credit Facilities.
     Outstanding amounts under the Credit Facilities accrue interest, as elected by the Company with respect to specific borrowings, at either (a) the greater of the Administrative Agent’s Prime Rate or the Federal Funds Rate plus 0.5%, or (b) the Adjusted LIBOR interest rate plus a spread of between 0.625% and 1.00% depending upon the Company’s leverage ratio as measured quarterly. In addition, the Lenders receive a commitment fee ranging from 0.10% to 0.175%, depending upon the Company’s leverage ratio, quarterly in arrears based on average unused portions of the full committed amount of the Credit Facilities. Accrued interest is payable quarterly in arrears, or at the end of each applicable LIBOR interest rate period, but at least every three months, with respect to borrowings for which the Adjusted LIBOR interest rate applies.

     The Company has elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At September 30, 2008, the applicable LIBOR interest rate was 3.762%. The additional spread based on the Company’s leverage ratio on September 30, 2008 was 0.875%. However, the aggregate rate paid by the Company was modified by the interest rate swap agreement described below.
     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $600 each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, but are subject to payment of any costs or losses related to termination other than on the last day of Adjusted LIBOR interest periods. At September 30, 2008, the required principal repayments of Term Loans A, B and C for the remaining nine months of the fiscal year and the four succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Term Loan C	Total
2009	$1,800	$2,973	$421	$5,194
2010	2,400	3,965	560	6,925
2011	2,400	3,965	560	6,925
2012	2,400	3,965	560	6,925
2013	600	992	139	1,731

	$9,600	$15,860	$2,240	$27,700

     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. The Company continuously monitors these requirements so that it may consider any actions necessary to remain in compliance. At September 30, 2008, the Company was in compliance with all covenants under the Credit Agreement.
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
Interest Rate Swap
     Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A, B and C so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The swap had a notional amount of $27,700 at September 30, 2008, which was the same as the outstanding amount of the term loans. The additional spread applicable to the interest rates based on the Company’s leverage ratio at September 30, 2008 was 0.875%, resulting in an aggregate interest rate based upon the Company’s leverage ratio at September 30, 2008 of 5.955%.
     The Company anticipates that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At September 30, 2008, the Company recorded a liability of $823 in the “Other liabilities” line item of its unaudited consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the three months ended September 30, 2008.
9. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). For the three months ended September 30, 2008 and 2007, the Company recognized $793 and $1,074, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”).
     The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s unaudited consolidated statements of operations for the three months ended September 30:

	2008	2007
Cost of services	$36	$28
Sales and marketing	68	55
General and administrative	689	991

	$793	$1,074

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the three months ended September 30, 2008:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	5,804,172	$5.32
Granted	—	—
Forfeited	(211,612)	5.30
Exercised	—	—

Options outstanding at September 30	5,592,560	$5.32

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2008:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	555,574	$3.79
Granted	12,000	1.69
Forfeited	(1,550)	4.31
Vested	(52,489)	4.48

Restricted shares outstanding at September 30	513,535	$3.63

     At September 30, 2008, there was $4,784 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.6 years.

10. Income Taxes
     The Company recorded an income tax benefit of $1,194 for the three months ended September 30, 2008, compared with an income tax provision of $546 for the three months ended September 30, 2007. The Company’s effective tax rate for the three months ended September 30, 2008 was 35.4%, compared with 34.9% for the three months ended September 30, 2007. As there is potential volatility in forecasted pre-tax income for the fiscal year, the effective tax rate (“ETR”) methodology under FASB Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods, can result in a wide variability in the ETR. Accordingly, the Company has employed alternative methodologies under FIN No. 18, and calculated the provisions for its U.S. and Asia operations on a discrete quarter and/or separate company basis in order to mitigate the potential for significant variability.
11. Comprehensive Income (Loss)
     The components of the Company’s total comprehensive income (loss) for the three months ended September 30 were as follows:

	2008	2007
Net income (loss), as reported	$(2,261)	$1,142
Foreign currency translation adjustments	(4,030)	2,346
Change in fair value of interest rate swap, net of tax	19	—
Unrealized (loss) on marketable securities	(10)	(2)

Total comprehensive income (loss)	$(6,282)	$3,486

12. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.
     The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three months ended September 30:

	2008	2007
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$(2,261)	$1,142

Denominator:
Weighted average number of common shares used in the calculation of basic net income (loss) per share	53,339,387	52,642,117
Dilutive effect of outstanding stock options and restricted stock	—	45,611

Shares used in the calculation of diluted net income (loss) per share	53,339,387	52,687,728

Net income (loss) per share:
Basic	$(0.04)	$0.02

Diluted	$(0.04)	$0.02

     Unvested restricted stock and unexercised stock options to purchase 6,106,095 and 3,627,291 shares of the Company’s common stock for the three months ended September 30, 2008 and 2007, respectively, at weighted-average prices per share of $5.18 and $6.43, respectively, were not included in the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

13. Enterprise-Wide Disclosures
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
     Geographic information for the three months ended September 30 was as follows:

	2008	2007
Revenue from services
United States	$30,469	$37,863
United Kingdom	9,402	9,500
Canada	5,620	4,126
Other European countries	3,727	3,348
Asia	1,062	349

Total revenue from services	$50,280	$55,186

Operating income (loss)
United States	$(2,388)	$1,788
United Kingdom	298	(125)
Canada	(1,011)	9
Other European countries	9	143
Asia	(98)	(183)

Total operating income (loss)	$(3,190)	$1,632

Long-lived assets
United States	$6,386	$7,044
Canada	2,590	3,134
United Kingdom	1,549	2,198
Other European countries	294	390
Asia	199	138

Total long-lived assets	$11,018	$12,904

Deferred tax assets
United States	$19,008	$16,146
Canada	(2,962)	(3,761)
United Kingdom	321	326
Other European countries	(685)	(821)
Asia	10	(133)

Total deferred tax assets	$15,692	$11,757

14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. Except as discussed below, there have been no changes to the financial obligations for such leases during the three months ended September 30, 2008 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
     On September 23, 2008, the Company entered into the Fourth Amendment (the “Amendment”) of its Lease agreement (the “Lease”) with 100 Carlson Road LLC for its offices located at 70 Carlson Road, Rochester, New York. Material terms of the Amendment are as follows:
▪	The term of the Lease, which expires on October 31, 2008, will be extended through October 31, 2011.

▪	Under the Amendment, annual rent will be $304, payable in monthly installments of $25. The Company can renew the Lease for an additional term, November 1, 2011 through June 30, 2015, if it so elects. Annual rent for any such renewal term will be $316, payable in monthly installments of $26.
15. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as this Form 10-Q and our Annual Report on Form 10-K filed on September 15, 2008 for the fiscal year ended June 30, 2008. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the SEC should also be reviewed.
Note: Amounts shown below are in millions of U.S. Dollars, unless otherwise noted.
Overview
     Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
Year-to-Date
     The challenges we faced during the second half of fiscal 2008 continued into the first quarter of fiscal 2009. Despite revenue growth in Canada, France and Asia, consolidated revenue dropped to $50.280 million, a 9% decline compared the first quarter of fiscal 2008. Deepening economic turbulence in the United States combined with the anticipated decline in Healthcare revenue caused a 20% decline in U.S. revenue, which more than offset the growth we experienced in our international operations. As the situation in the U.S. worsened, it created a revenue-to-cost imbalance which severely impacted our profitability for the three months ended

September 30, 2008.
     In response to the conditions noted above, we took the following actions in October 2008:
▪	reduced headcount at our U.S. facilities by 27 full-time employees, for which we estimate that the associated expenses will not exceed $0.400 million, and

▪	appointed Ms. Kimberly Till as our President and Chief Executive Officer, succeeding Mr. Gregory T. Novak in that role.
Restructuring
     The following table summarizes activity during the three months ended September 30, 2008 with respect to the reserve for our fiscal 2008 restructuring activities:

	Balance,					Balance,
	July 1,	Costs		Cash	Non-Cash	September
	2008	Incurred	Reversals	Payments	Settlements	30, 2008
Severance payments	$0.670	$—	$(0.022)	$(0.593)	$—	$0.055
Lease commitments	0.570	—	—	(0.095)	—	0.475

Remaining reserve	$1.240	$—	$(0.022)	$(0.688)	$—	$0.530

Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2009 include:
▪	Revenue recognition,

▪	Impairment of goodwill and other intangible assets,

▪	Income taxes,

▪	Stock-based compensation,

▪	HIpoints loyalty program, and

▪	Contingencies and other accruals.
     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
     During the three months ended September 30, 2008, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008.
Results of Operations
Three Months Ended September 30, 2008 Versus Three Months Ended September 30, 2007
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2008 and 2007, respectively:

	2008	%	2007	%
Revenue from services	$50.280	100.0%	$55.186	100.0%

Operating expenses:
Cost of services	25.986	51.7	27.611	50.0
Sales and marketing	5.110	10.2	5.687	10.3
General and administrative	20.291	40.4	18.349	33.2
Depreciation and amortization	2.083	4.1	1.907	3.5

Operating income (loss)	(3.190)	(6.3)	1.632	3.0
Interest and other income	0.190	0.4	0.372	0.7
Interest expense	(0.455)	(0.9)	(0.440)	(0.8)

Income (loss) from continuing operations before taxes	(3.455)	(6.9)	1.564	2.8

Provision (benefit) for income taxes	(1.194)	(2.4)	0.546	1.0

Income (loss) from continuing operations	(2.261)	(4.5)	1.018	1.8
Income from discontinued operations, net of tax	—	—	0.124	0.2

Net income (loss)	$(2.261)	(4.5)	$1.142	2.1

     Revenue from services. Revenue from services decreased by $4.908 million, or 8.9%, to $50.280 million for the three months ended September 30, 2008 compared with the same prior year period. Revenue from services was impacted by several factors, as more fully described below.
     North American revenue decreased by $5.902 million to $36.088 million for the three months ended September 30, 2008, a decrease of 14.1% over the same prior year period. By country, North American revenue for the three months ended September 30, 2008 was comprised of:
▪	Revenue from U.S. operations of $30.469 million, down 19.5% compared with $37.864 million for the same prior year period. The decline in U.S. revenue was as a result of the economic turbulence discussed above, which resulted in revenue declines within our Healthcare and Technology research groups, among others.

▪	Revenue from Canadian operations of $5.620 million, up 36.2% compared with $4.126 million for the same prior year period. The increase in Canadian revenue was principally the result of an additional month of revenue from our Canadian operations, which were acquired in August 2007, during the three months ended September 30, 2008.
     European revenue increased by $0.282 million to $13.130 million for the three months ended September 30, 2008, an increase of 2.2% over the same prior year period. Europeon revenue for the three months ended September 30, 2008 included a negative foreign exchange rate impact of $0.336 million and by country, was comprised of:
▪	Revenue from U.K operations of $9.402 million, compared with $9.500 million for the same prior year period. U.K. revenue included a $0.660 million negative foreign exchange rate impact.

▪	Revenue from French operations of $1.987 million, compared with $1.717 million for the same prior year period. French revenue for the three months ended September 30, 2008 included a $0.169 million positive foreign exchange rate impact. Our French operations experienced growth within the Healthcare research group, continued to invest in methodology and advanced analytics to promote innovation and new solution development, and focused marketing efforts to foster brand expansion and market share growth.

▪	Revenue from German operations of $1.741 million, compared with $1.631 million for the same prior year period. German revenue for the three months ended September 30, 2008 included a $0.155 million positive foreign exchange rate impact.
     Revenue from Internet-based services was $33.206 million, or 66.0%, of total revenue for the three months ended September 30, 2008, compared with $34.143 million, or 61.9%, of total revenue for the same prior year period. On a geographic basis:
▪	North American Internet-based revenue was $24.289 million, or 67.3%, of total North American revenue for the three months ended September 30, 2008, compared with $27.734 million, or 66.1%, of total North American revenue for the same prior year period. North American Internet-based revenue was comprised of:
o	U.S. Internet-based revenue of $22.845 million, or 75.0%, of total U.S. revenue for the three months ended September 30, 2008, compared with $27.088 million, or 71.5%, of total U.S. revenue for the same prior year period. The decline in U.S. Internet-based revenue was the result of the overall U.S. revenue decline discussed above. The increase in U.S. Internet-based revenue as a percentage of total U.S. revenue was the result of the mix of projects during the quarter when compared with the same prior year period.

o	Canadian Internet-based revenue of $1.444 million, or 25.7%, of total Canadian revenue for the three months ended September 30, 2008, compared with $0.645 million, or 15.6%, of total Canadian revenue for the same prior year period. The increase in Canadian Internet-based revenue was as a result of continued focus on growing Internet-based revenue in our Canadian operations.
▪	European Internet-based revenue was $8.917 million, or 67.9%, of total European revenue for the three months ended September 30, 2008, compared with $6.376 million, or 49.6%, of total European revenue for the same prior year period. European Internet-based revenue was comprised of:
o	U.K. Internet-based revenue of $5.551 million, or 59.0%, of total U.K. revenue for the three months ended September 30, 2008, compared with $3.363 million, or 35.4%, of total U.K. revenue for the same prior year period. The increase in U.K. Internet-based revenue was driven by our continued emphasis on marketing and selling Internet-based research and the ongoing transition to Internet-based research throughout Europe.

o	French Internet-based revenue of $1.804 million, or 90.8%, of total French revenue for the three months ended September 30, 2008, compared with $1.546 million, or 90.0%, of total French revenue for the same prior year period. The increase in French Internet-based revenue resulted from the increase in total French revenue discussed above.

o	German Internet-based revenue of $1.562 million, or 89.7%, of total German revenue for the three months ended September 30, 2008, essentially flat when compared with $1.467 million, or 90.0%, of total German revenue for the same prior year period.
     Cost of services. Cost of services was $25.986 million, or 51.7%, of total revenue for the three months ended September 30, 2008, compared with $27.611 million, or 50.0%, of total revenue for the same prior year period. Cost of services was principally impacted by the mix of projects during the quarter when compared with the same prior year period.

     Sales and marketing. Sales and marketing expense was $5.110 million, or 10.2%, of total revenue for the three months ended September 30, 2008, compared with $5.687 million, or 10.3%, of total revenue for the same prior year period. The decrease in sales and marketing expense was principally driven by proposal volume decreases as a result of adverse economic conditions during the quarter, as discussed above.
     Sales and marketing expense includes labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts.
     General and administrative. General and administrative expense increased to $20.291 million, or 40.4%, of total revenue for the three months ended September 30, 2008, compared with $18.349 million, or 33.2%, of total revenue for the same prior year period. The increase in general and administrative expense was principally driven by:
▪	$0.629 million in costs associated with services provided by a performance improvement consulting firm,

▪	$0.814 million in incremental expenses from our Canadian and Asian operations, which were included in our results for only two months of the same prior year period commencing in August 2007, and

▪	$0.345 million increase in panel development costs as a result of investment in our Internet panel.
General and administrative expense includes the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.
     Depreciation and amortization. Depreciation and amortization was $2.083 million, or 4.1%, of total revenue for the three months ended September 30, 2008, compared with $1.907 million, or 3.5%, of total revenue for the same prior year period. The increase in depreciation and amortization expense when compared with the same prior year period was principally the result of having only two months of depreciation and amortization expense for the fixed and intangible assets associated with our August 2007 Canadian and Asian acquisitions for the three months ended September 30, 2007.
     Interest and other income. Interest and other income was $0.190 million, or 0.4%, of total revenue for the three months ended September 30, 2008, compared with $0.372 million, or 0.7%, of total revenue for the same prior year period. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for the three months ended September 30, 2008 when compared with the same prior year period.
     Interest expense. Interest expense was $0.455 million, or 0.9%, of total revenue for the three months ended September 30, 2008, essentially flat when compared with $0.440 million, or 0.8%, of total revenue for the same prior year period.
     Income taxes. We recorded an income tax benefit of $1.194 million for the three months ended September 30, 2008, compared with an income tax provision of $0.546 million for the same prior year period. Our effective tax rate for the quarter was 35.4%, compared with 34.9% for the same prior year period. As there is potential volatility in forecasted pre-tax income for the fiscal year, the effective tax rate (“ETR”) methodology under FASB Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods, can result in a wide variability in the ETR. Accordingly, we have employed alternative methodologies under FIN No. 18, and calculated the provisions for our U.S. and Asia operations on a discrete quarter and/or separate company basis in order to mitigate the potential for significant variability.
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
     For further information regarding Internet-based revenue, by quarter, for the three months ended September 30, 2008 and the four preceding fiscal quarters, please see the tables in “Our Ability to Measure Our Performance” below.
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
     For the three months ended September 30, 2008 and the four preceding fiscal quarters, key operating metrics for continuing operations were as follows:

	Q1	Q2	Q3	Q4	Q1
	FY2008	FY2008	FY2008	FY2008	FY2009
Internet Revenue (% of total revenue)	62%	62%	63%	66%	66%
North American Internet Revenue (% of North American revenue)	66%	67%	62%	67%	67%
European Internet Revenue (% of European revenue)	50%	51%	67%	63%	68%
Cash & Marketable Securities	$24.1	$33.3	$31.2	$32.9	$25.2
Bookings	$50.8	$68.2	$61.3	$53.3	$43.5
Ending Sales Backlog	$67.4	$72.8	$76.9	$66.8	$60.1
Average Billable Full Time Equivalents (FTEs)	766	821	818	817	742
Days of Sales Outstanding (DSO)	49 days	43 days	40 days	43 days	49 days
Utilization	62%	62%	62%	66%	59%
Bookings to Revenue Ratio	0.92	1.09	1.07	0.84	0.87

     Since our business has moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at September 30, 2008, and at the four preceding fiscal quarter end dates, were as follows:

	Sep 07	Dec 07	Mar 08	Jun 08	Sep 08
Consolidated Revenue	$219.8	$226.8	$232.3	$238.7	$233.8
Internet Revenue (% of total revenue)	61%	62%	62%	63%	64%
North American Internet Revenue (% of North American revenue)	69%	69%	67%	66%	66%
European Internet Revenue (% of European revenue)	36%	42%	50%	58%	62%
Total Bookings	$225.0	$227.4	$231.2	$233.6	$226.4
Average Billable Full Time Equivalents (FTEs)	731	757	779	806	800
Utilization	64%	64%	63%	63%	62%
Bookings to Revenue Ratio	1.02	1.00	1.00	0.98	0.97
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
     Bookings for the three months ended September 30, 2008 were $43.539 million, compared with $50.792 million for the same prior year period. The decrease in bookings was principally impacted by the U.S. economic turbulence discussed above.
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
     Ending sales backlog for the three months ended September 30, 2008 was $60.051 million, compared with $67.353 million for the same prior year period. The decrease in ending sales backlog was principally impacted by the U.S. economic turbulence discussed above.
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
     Billable FTE’s for the three months ended September 30, 2008 were 742, compared with 766 billable FTE’s reported for the same prior year period. The decrease in billable FTEs was driven by the headcount reduction actions taken during the third and fourth quarters of fiscal 2008.

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
     DSO for the three months ended September 30, 2008 was 49 days, consistent with the same prior year period.
     Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.
     Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Utilization for the three months ended September 30, 2008 was 59%, compared with 62% for the same prior year period. The decrease in utilization was driven by the decline in revenue discussed above, which outpaced our reduction of headcount to match anticipated revenue.
Financial Condition, Liquidity and Capital Resources
Financial Condition
     There have been no material changes in our financial condition from June 30, 2008 to September 30, 2008, other than those discussed above.
Cash and Cash Equivalents
     The following table sets forth net cash provided by (used in) operating activities, net cash (used in) investing activities and net cash provided by (used in) financing activities, for the three months ended September 30:

	2008	2007
Net cash provided by (used in) operating activities	$(4.587)	$1.086
Net cash (used in) investing activities	(2.101)	(17.131)
Net cash provided by (used in) financing activities	(1.731)	11.088
     Net cash provided by (used in) operating activities. Net cash used in operating activities was $4.587 million for the three months ended September 30, 2008, compared with $1.086 million provided by operating activities for the same prior year period. The change from the same prior year period was principally the result of our net loss for the three months ended September 30, 2008, along with timing differences in cash payments and receipts when compared with the same prior year period.
     Net cash (used in) investing activities. Net cash used in investing activities was $2.101 million for the three months ended September 30, 2008, compared with $17.131 million used in investing activities for the same prior year period. The change from the same prior year period was principally the result of:
▪	no cash outlay for acquisitions during the three months ended September 30, 2008, compared with $21.032 million used during the same prior year period for our Canadian and Asian acquisitions, and

▪	$1.392 million in net purchases of marketable securities during the three months ended September 30, 2008, compared with net proceeds from the maturities and sales of marketable securities of $4.418 million for the same prior year period.
     Net cash provided by (used in) financing activities. Net cash used in financing activities was $1.731 million for the three months ended September 30, 2008, compared with $11.088 million provided by financing activities for the same prior year period. The change from the same prior year period was principally the result of:
▪	no borrowings during the three months ended September 30, 2008, compared with $14.525 million in borrowings for the same prior year period, and

▪	a $1.724 million decrease in repayments of outstanding borrowings for the three months ended September 30, 2008 when compared with the same prior year period. The decrease was the result of $3.455 million in outstanding borrowings which were paid off during the three months ended September 30, 2007 in connection with our August 2007 Canadian acquisition, compared with $1.731 million in repayments of outstanding borrowings during the three months ended September 30, 2008 in connection with our Credit Facilities.
Working Capital
     At September 30, 2008, we had cash, cash equivalents, and marketable securities of $25.207 million, compared with $32.874 million and $24.108 million at June 30, 2008 and September 30, 2007, respectively. Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy the cash requirements that we anticipate will be necessary to support our planned operations for the foreseeable future. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of new products and services, our Internet infrastructure and Internet panel and the marketing and selling of our services. For the fiscal year ending June 30, 2009, our capital expenditures are expected to range between $4.5 and $5.0 million. We believe that the cash we held at September 30, 2008 and the cash that we expect to generate from our operations throughout the remainder of the fiscal year will be sufficient to provide adequate funding for any foreseeable capital requirements that may arise.
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
Credit Facilities
     On September 21, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the Credit Agreement, the Lenders made available $100 million in credit facilities (the “Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan A”), and a multiple advance term loan commitment (“Multiple Advance Commitment”).
     The Revolving Line enables us to borrow, repay, and re-borrow up to $25 million principal outstanding at any one time, and to use up to $10 million of such amount for issuance of letters of credit. The full amount of Term Loan A was made in a single advance of $12 million at the time of closing of the Credit Facilities. The Multiple Advance Commitment enables us to borrow up to an aggregate of $63 million in one or more advances, and $19.825 million (“Term Loan B”) and $2.800 million (“Term Loan C”) were advanced at closing. Existing letters of credit in the face amount of $0.296 million also were treated as if issued under the Revolving Line. In addition, the Credit Agreement permits us to request increases in the Revolving Line up to an additional $25 million of availability, subject to discretionary commitments by the then Lenders and, if needed, additional lenders. The Credit Facilities replaced existing credit arrangements with JPMorgan.
     Outstanding amounts under the Credit Facilities accrue interest, as elected by us with respect to specific borrowings, at either (a) the greater of the Administrative Agent’s Prime Rate or the Federal Funds Rate plus 0.5%, or (b) the Adjusted

LIBOR interest rate plus a spread of between 0.625% and 1.00% depending upon our leverage ratio as measured quarterly. In addition, the Lenders receive a commitment fee ranging from 0.10% to 0.175%, depending upon our leverage ratio, quarterly in arrears based on average unused portions of the full committed amount of the Credit Facilities. Accrued interest is payable quarterly in arrears, or at the end of each applicable LIBOR interest rate period, but at least every three months, with respect to borrowings for which the Adjusted LIBOR interest rate applies.
     We have elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At September 30, 2008, the applicable LIBOR interest rate was 3.762%. Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The additional spread applicable to the interest rates based on our leverage ratio at September 30, 2008 was 0.875%, resulting in an aggregate interest rate based on that leverage ratio of 4.637%. We anticipate that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At September 30, 2008, we recorded a liability of $0.823 million in the “Other liabilities” line item of our unaudited consolidated balance sheet. There was no ineffectiveness associated with the interest rate swap for the three months ended September 30, 2008.
     All outstanding amounts under the Credit Facilities are due and payable in full on September 21, 2012 (the “Maturity Date”). On the last day of each quarter, principal payments of $0.6 million each are due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also are due and payable. Borrowings are freely prepayable, but are subject to payment of any costs or losses related to termination other than on the last day of Adjusted LIBOR interest periods. The required principal repayments of Term Loans A, B and C for the remaining nine months of the fiscal year and the four succeeding fiscal years are set forth in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Form 10-Q.
     The Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The Credit Agreement requires us to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less. We continuously monitor these requirements so that we may consider any actions necessary to remain in compliance. At September 30, 2008, we were in compliance with all covenants under the Credit Agreement.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     At September 30, 2008, we did not have any transaction, agreement or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended September 30, 2008 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008.
Accounting Pronouncements Not Yet Adopted
     See Note 3, “Accounting Pronouncements Not Yet Adopted”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2008 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
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
     In light of recent economic conditions, we reviewed the cash equivalents and marketable securities held by us. We do not believe that our holdings have a material liquidity risk under current market conditions.
Interest Rate Exposure
     At September 30, 2008, we had outstanding debt under our Credit Facilities of $27.700 million. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is adjusted quarterly based upon our leverage ratio.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at September 30, 2008 would have increased the fair value of the interest rate swap by $0.500 million and each 1% decrease from prevailing interest rates at September 30, 2008 would have decreased the fair value of the interest rate swap by $0.570 million.
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
     We performed a sensitivity analysis at September 30, 2008. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: Other Information
Item 1 — Legal Proceedings
     In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings, management does not expect the outcome of such actions or proceedings will have a material adverse effect on our business, financial condition or results of operations.
Item 1A — Risk Factors
     In addition to the risks related to our business disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008, our business has the risks described below.
Adverse changes in our operating results may impact our credit facilities.
     We have $100 million in line of credit facilities, as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”. We have received advances using a portion of the commitments under the Facilities, which advances were made in the form of term loans that remain outstanding. The Credit Agreement prohibits the ratio of our funded debt to adjusted EBITDA from exceeding 2.50 to 1.00, and requires us to maintain a ratio of adjusted EBITDA to interest expense of at least 3.00 to 1.00. Financial covenants are measured on a trailing four quarter basis. If we are unable to continue to comply with these financial covenants or other terms of the Facilities, the Lenders, in their discretion, may increase the interest rate applicable to the Facilities, terminate commitments to make future advances, and require repayment of outstanding loans. In addition, any prepayment of our outstanding loans could require us to pay breakage costs related to termination of our existing interest rate swap agreements. If we fail to meet the financial covenants and the Lenders require us to prepay all of our Facilities, our liquidity would be adversely impacted.
Our business may be harmed if we cannot maintain our listing on the Nasdaq Stock Market.
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

     To maintain our listing on the Nasdaq Stock Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements:
▪	one of (i) minimum $2.5 million stockholder’s equity, (ii) minimum $0.5 million net income from continuing operations in the most recently completed fiscal year, or two of the last three most recently completed fiscal years, or (iii) minimum $35 million market value of listed securities, and

▪	$1.00 minimum bid price.
     Any failure to meet the market value requirement must continue for 30 consecutive days and may be cured within 90 days after notification by Nasdaq of non-compliance by meeting the standard for 10 consecutive business days. Any failure to meet the minimum bid price requirement must continue for 30 consecutive days and may be cured within 180 days after notification by Nasdaq of non-compliance by meeting the standard for 10, or in Nasdaq’s discretion 20, consecutive business days. An additional 180 day grace period related to minimum bid price may be provided if the issuer demonstrates that it otherwise meets the criteria applicable to initial listing applications.
     Citing extraordinary market conditions, on October 16, 2008 Nasdaq suspended application of the requirements related to minimum market value of listed securities and minimum bid price. On January 16, 2009, the requirements will be reinstated with a new measurement period commencing on that date.
     As of October 31, 2008, the bid price of our common stock was $1.16 per share and our approximate market value for listed securities was $62.223 million. There can be no assurance we will meet the continued listing requirements for the Nasdaq Stock Market, or that we will not be delisted from the Nasdaq Stock Market in the future. The delisting of our common stock could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows our repurchases of our equity securities for the three months ended September 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
		Average	Purchased as	May Yet Be
	Total Number	Price	Part of Publicly	Purchased
	of Shares	Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
July 1, 2008 through July 31, 2008	70	$1.40	—	$—
August 1, 2008 through August 31, 2008	3,770	1.68	—	—
September 1, 2008 through September 30, 2008	70	1.90	—	—

Total	3,910	$1.68	—	$—

(1)	Consists solely of shares repurchased from employees to satisfy statutory tax withholding requirements upon the vesting of restricted stock and subsequently retired.

Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.
Item 6 — Exhibits
10.1	Fourth Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated September 23, 2008.

10.2*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.3*	Non-Qualified Stock Option Agreement (Performance-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.4*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.5*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2008	Harris Interactive Inc.
	By:	/s/ RONALD E. SALLUZZO
Ronald E. Salluzzo
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index
10.1	Fourth Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated September 23, 2008.

10.2*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.3*	Non-Qualified Stock Option Agreement (Performance-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.4*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.5*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement