Form 10-Q
period 2008-12-31
HARRIS INTERACTIVE INC
filed 2009-02-09
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-27577
HARRIS INTERACTIVE INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	16-1538028
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

60 Corporate Woods, Rochester, New York (Address of principal executive offices)	14623 (Zip Code)
(585) 272-8400
(Registrant’s telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On February 2, 2009, 53,953,171 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2008

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,644	$32,874
Marketable securities	2,423	—
Accounts receivable, net	30,358	34,940
Unbilled receivables	6,128	11,504
Prepaid expenses and other current assets	6,284	8,753
Deferred tax assets	—	3,959

Total current assets	68,837	92,030

Property, plant and equipment, net	9,450	11,953
Goodwill	—	42,805
Other intangibles, net	19,471	23,302
Deferred tax assets	2,188	14,606
Other assets	2,085	2,353

Total assets	$102,031	$187,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,647	$10,779
Accrued expenses	20,885	25,611
Current portion of long-term debt	25,969	6,925
Deferred revenue	15,129	16,226

Total current liabilities	69,630	59,541

Long-term debt	—	22,506
Deferred tax liabilities	4,991	4,035
Other long-term liabilities	4,105	2,331
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and June 30, 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,966,838 shares issued and outstanding at December 31, 2008 and 53,783,980 shares issued and outstanding at June 30, 2008	54	54
Additional paid-in capital	184,316	182,709
Accumulated other comprehensive income	1,628	10,680
Accumulated deficit	(162,693)	(94,807)

Total stockholders’ equity	23,305	98,636

Total liabilities and stockholders’ equity	$102,031	$187,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue from services	$50,660	$62,715	$100,940	$117,902

Operating expenses:
Cost of services	25,920	30,815	51,905	58,426
Sales and marketing	5,232	6,151	10,343	11,838
General and administrative	17,377	20,128	37,041	38,477
Restructuring and other charges	5,844	—	6,472	—
Depreciation and amortization	1,912	2,267	3,995	4,174
Goodwill impairment charge	40,250	—	40,250	—

Total operating expenses	96,535	59,361	150,006	112,915

Operating income (loss)	(45,875)	3,354	(49,066)	4,987
Interest and other income	135	307	325	679
Interest expense	(1,374)	(523)	(1,830)	(962)

Income (loss) from continuing operations before income taxes	(47,114)	3,138	(50,571)	4,704

Provision for income taxes (Note 10)	18,509	1,112	17,315	1,658

Income (loss) from continuing operations	(65,623)	2,026	(67,886)	3,046
Income from discontinued operations, net of provision for income taxes	—	—	—	124

Net income (loss)	$(65,623)	$2,026	$(67,886)	$3,170

Basic net income (loss) per share:
Continuing operations	$(1.23)	$0.04	$(1.27)	$0.06
Discontinued operations	—	—	—	0.00

Basic net income (loss) per share	$(1.23)	$0.04	$(1.27)	$0.06

Diluted net income (loss) per share:
Continuing operations	$(1.23)	$0.04	$(1.27)	$0.06
Discontinued operations	—	—	—	0.00

Diluted net income (loss) per share	$(1.23)	$0.04	$(1.27)	$0.06

Weighted-average shares outstanding — basic	53,391,308	52,765,738	53,365,347	52,703,928

Weighted-average shares outstanding — diluted	53,391,308	52,863,437	53,365,347	52,812,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(67,886)	$3,170
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	4,738	4,904
Deferred taxes	17,340	2,211
Stock-based compensation	1,454	2,187
Goodwill impairment charge	40,250	—
401(k) stock-based matching contribution	—	540
Amortization of deferred financing costs	69	46
Amortization of premium on marketable securities	4	—
Gain on sale of discontinued operations	—	(220)
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	917	(3,529)
Unbilled receivables	4,482	3,995
Prepaid expenses and other current assets	1,440	2
Other assets	131	(478)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(2,548)	(1,080)
Accrued expenses	(3,123)	(3,332)
Deferred revenue	(409)	4,289
Other liabilities	852	124
Net cash (used in) operating activities of discontinued operations	—	(60)

Net cash provided by (used in) operating activities	(2,289)	12,769

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(21,032)
Purchases of marketable securities	(3,727)	(15,000)
Proceeds from maturities and sales of marketable securities	1,300	19,419
Capital expenditures	(850)	(1,598)
Proceeds from sale of discontinued operations	—	219
Net cash (used in) investing activities of discontinued operations	—	(21)

Net cash (used in) investing activities	(3,277)	(18,013)

Cash flows from financing activities:
Increase in borrowings, net of financing costs	—	14,525
Repayment of borrowings	(3,463)	(5,186)
Proceeds from exercise of employee stock options and employee stock purchases	152	296
Excess tax benefits from share-based payment awards	—	33

Net cash provided by (used in) financing activities	(3,311)	9,668

Effect of exchange rate changes on cash and cash equivalents	(353)	(36)

Net increase (decrease) in cash and cash equivalents	(9,230)	4,388
Cash and cash equivalents at beginning of period	32,874	28,911

Cash and cash equivalents at end of period	$23,644	$33,299

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
3. Recent Accounting Pronouncements
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
     SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will adopt SFAS No. 141(R) on July 1, 2009, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

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
     SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, and does not expect adoption to have a material impact on the Company’s consolidated financial statements.
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
4. Restructuring and Other Charges
     Restructuring
     Fiscal 2009
     During the second quarter, the Company took actions to align the cost structure of its U.S. operations with the evolving operational needs of that business. Specifically, the Company reduced headcount at its U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which will involve cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and the Company expects the related cash payments to be completed by December 2009.
     Additionally, during the second quarter the Company substantially vacated leased space at one of its Rochester, New York offices, located at 135 Corporate Woods. The Company incurred $493 in charges related to the remaining operating lease obligation, all of which will involve cash payments. All actions associated with this vacated space were completed by December 2008. The Company expects the related cash payments to be completed by June 2010.
     At December 31, 2008, the Company reviewed the estimates of sublease rental income for its Grandville, MI and Norwalk, CT offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with its reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease in the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease income. This change in estimate resulted in a charge of $366 for the three months ended December 31, 2008.
     The following table summarizes activity during the six months ended December 31, 2008 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs		Cash	Non-Cash	December 31,
	2008	Incurred	Reversals	Payments	Settlements	2008

Severance payments	$670	$2,261	$—	$(1,122)	$—	$1,809
Lease commitments	570	859	—	(162)	—	1,267

Remaining reserve	$1,240	$3,120	$—	$(1,284)	$—	$3,076

     Other Charges
     Other charges included in the “Restructuring and other charges” line item shown on the Company’s unaudited consolidated statements for the three and six months ended December 31 were as follows:
•	Contractually obligated payments to former CEO — Upon his departure as the Company’s President and CEO, Gregory T. Novak became entitled to certain reduced salary payments through December 31, 2008 and certain post employment payments, all of which are cash payments and will be completed in October 2010.

•	Contractually obligated payments to former CFO — Upon his departure as the Company’s Chief Financial Officer, Ronald E. Salluzzo became entitled to certain post employment payments, all of which are cash payments and will be completed in December 2009.

•	Performance improvement consultant fees — The Company retained a consulting firm to assist with performance improvement activities and has incurred fees for services provided.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Contractually obligated payments to former CEO	$1,268	$—	$1,268	$—
Contractually obligated payments to former CFO	351	—	351	—
Performance improvement consultant fees	1,073	—	1,701	—
Other	32	—	32	—

	$2,724	$—	$3,352	$—

5. Fair Value Measurements
     SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Recurring Fair Value Measurements
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash equivalents	$—	$2,802	$—	$2,802
Available for sale marketable securities	—	2,423	—	2,423

Total	$—	$5,225	$—	$5,225

Financial liabilities:

Interest rate swap contract	$—	$1,784	$—	$1,784

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
6. Goodwill
     SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair market value of its single reporting unit. If the Company determines that the fair value of its reporting unit is less than its carrying amount, absent other facts to the contrary, an impairment charge must be recognized for the associated goodwill of the reporting unit against earnings in its consolidated financial statements. As the Company has one reportable segment, it utilizes the entity-wide approach for assessing goodwill.
     Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for its reporting unit, the Company uses the fair value of the cash flows that its reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.
     At September 30, 2008, the Company considered the incremental decline in its stock price from $2.01 at June 30 to $1.73 at the end of September. At that time, the Company concluded that this decline was short-term in nature and absent factors to the contrary, did not trigger a review for impairment outside of its next scheduled annual impairment evaluation date, June 30, 2009.

     As part of its closing process for the three months ended December 31, 2008, the Company considered the following factors in determining whether an impairment review outside of its annual impairment evaluation date was necessary:
•	operating losses in its reporting unit for the fiscal quarters ended September 30, 2008 and December 31, 2008,

•	potential declines in market research spending for calendar year 2009 based on industry analyst forecasts,

•	headcount reductions and related charges as announced in October and December 2008, the details of which are described in Note 4, “Restructuring and Other Charges” to these unaudited consolidated financial statements, and

•	a 62% decline in the Company’s per share stock price from $1.73 at September 30, 2008 to $0.65 at December 31, 2008, which resulted in a market capitalization that, based on the Company’s per share stock price as of market close on December 31, 2008, was below the carrying value of its reporting unit’s net assets at that date.
     Based on its consideration of the above-noted factors, the Company concluded that an interim period goodwill impairment evaluation was necessary at December 31, 2008. Accordingly, the Company performed the initial step of its impairment evaluation and determined that the carrying value of its reporting unit’s net assets exceeded their fair value. The fair value of the reporting unit was determined using a discounted cash flow analysis, which used a discount rate based on the Company’s best estimate of the after-tax weighted average cost of capital.
     In the second step of its impairment evaluation, the Company determined the implied fair value of goodwill and compared it to the carrying value of the goodwill. The fair value of its reporting unit was allocated to all of its assets and liabilities as if it had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This allocation resulted in no implied fair value of goodwill. Therefore, the Company recognized an impairment charge of $40,250, the remaining amount of its previously reported goodwill.
     The changes in the carrying amount of goodwill for the six months ended December 31, 2008 were as follows:

Balance at July 1, 2008	$42,805
Prior period purchase accounting adjustment of deferred taxes	(151)
Foreign currency translation adjustments	(2,404)
Impairment charge	(40,250)

Balance at December 31, 2008	$—

7. Long-Lived Assets and Acquired Intangible Assets Subject to Amortization
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, based on undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets.
     Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when the Company has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

     The Company estimates the fair value of an asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available. When market prices are not available, the Company estimates the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in the Company’s development of cash flow projections are assumptions and estimates derived from a review of its operating results, approved business plans, expected growth rates and cost of capital, among others. The Company also makes certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.
     Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to the Company’s income approach:
•	Business Projections — The Company makes assumptions about the level of demand for its services in the marketplace. These assumptions drive the Company’s planning assumptions for revenue growth. The Company also makes assumptions about its cost levels. These assumptions are key inputs for developing the Company’s cash flow projections. These projections are derived using the Company’s internal business plan;

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period;

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect the Company’s assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates and foreign currency exchange rates.
     During the three months ended December 31, 2008, as a result of the factors discussed in Note 6, “Goodwill”, the Company tested its asset groups for recoverability under SFAS No. 144. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, the Company did not record an impairment charge for any of its long-lived assets during the three months ended December 31, 2008.
     Acquired intangible assets subject to amortization consisted of the following:

	December 31, 2008
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,766	$2
Internet respondent database	7.1	3,304	1,815	1,489
Customer relationships	9.6	19,655	5,262	14,393
Trade names	16.3	5,283	1,696	3,587

Total		$30,010	$10,539	$19,471

	June 30, 2008
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,770	$1,763	$7
Internet respondent database	7.1	3,617	1,682	1,935
Customer relationships	9.6	22,231	4,594	17,637
Trade names	16.1	5,364	1,641	3,723

Total		$32,982	$9,680	$23,302

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Aggregate amortization expense	$742	$979	$1,559	$1,700

Estimated amortization expense for the fiscal years ending June 30:
2009				$2,754

2010				$2,604

2011				$2,599

2012				$2,599

2013				$2,437

Thereafter				$8,037

8. Borrowings
     Largely due to the deteriorating global macroeconomic environment and its adverse impact on the Company’s revenue and sales bookings, as well as the magnitude of restructuring and other charges incurred by the Company in conjunction with realigning its cost structure over the last four fiscal quarters, the Company was in violation of its leverage ratio and interest coverage covenants under the terms of its 2007 Credit Facilities described below as of December 31, 2008. As a result of the violations, the lenders had the right in their sole discretion to demand immediate payment in full of the 2007 Credit Facilities. Accordingly, the Company reclassified the outstanding amount under the 2007 Credit Facilities as a current liability.
     The Company obtained a 30-day waiver of the covenant violations from its lenders on February 5, 2009 and is actively engaged in cooperative discussions with its lenders to amend its credit facilities on a longer term basis. The Company expects to have amended credit facilities in place by the end of the waiver period which will be adequate to meet its financing and working capital needs for the foreseeable future. Failure to reach an agreement with the lenders for amended credit facilities prior to the end of the waiver period would cause amounts outstanding under the 2007 Credit Facilities to again become due upon demand, which would have a material adverse effect on the Company’s financial condition and its ability to maintain sufficient levels of liquidity.
     2007 Credit Facilities
     The terms of the 2007 Credit Facilities prior to the waiver and waiver period amendment are described below:
     On September 21, 2007, the Company entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the 2007 Credit Agreement, the Lenders made available $100,000 in credit facilities (the “2007 Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan A”), and a multiple advance term loan commitment (“Multiple Advance Commitment”).

     The Revolving Line enabled the Company to borrow, repay, and re-borrow up to $25,000 principal outstanding at any one time, and to use up to $10,000 of such amount for issuance of letters of credit. The full amount of Term Loan A was made in a single advance of $12,000 at the time of closing of the 2007 Credit Facilities. The Multiple Advance Commitment enabled the Company to borrow up to an aggregate of $63,000 in one or more advances, and $19,825 (“Term Loan B”) and $2,800 (“Term Loan C”) were advanced at closing. Existing letters of credit in the face amount of $296 were also treated as if issued under the Revolving Line. In addition, the 2007 Credit Agreement permitted the Company to request increases in the Revolving Line up to an additional $25,000 of availability, subject to discretionary commitments by the then Lenders and, if needed, additional lenders. In connection with entering into the 2007 Credit Agreement, the Company incurred $486 of debt issuance costs, which have been amortized to interest expense over the term of the 2007 Credit Facilities.
     Outstanding amounts under the 2007 Credit Facilities accrued interest, as elected by the Company with respect to specific borrowings, at either (a) the greater of the Administrative Agent’s Prime Rate or the Federal Funds Rate (the “Base Rate”) plus 0.5%, or (b) the Adjusted LIBOR interest rate plus a spread (the “Applicable Spread”) of between 0.625% and 1.00% depending upon the Company’s leverage ratio as measured quarterly. In addition, the Lenders received a commitment fee ranging from 0.10% to 0.175%, depending upon the Company’s leverage ratio, quarterly in arrears based on average unused portions of the full committed amount of the 2007 Credit Facilities. Accrued interest was payable quarterly in arrears, or at the end of each applicable LIBOR interest rate period, but at least every three months, with respect to borrowings for which the Adjusted LIBOR interest rate applied. The Company elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At December 31, 2008, the applicable LIBOR interest rate was 1.459%. The Applicable Spread based on the Company’s leverage ratio on December 31, 2008 was 0.875%. However, the aggregate rate paid by the Company was modified by the interest rate swap agreement described below.
     All outstanding amounts under the 2007 Credit Facilities were due and payable in full on September 21, 2012 (the “Original Maturity Date”). On the last day of each quarter, principal payments of $600 each were due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also were due and payable. Borrowings were freely prepayable, but were subject to payment of any costs or losses related to termination other than on the last day of Adjusted LIBOR interest periods. At December 31, 2008, the originally required principal repayments of Term Loans A, B and C for the remaining six months of the fiscal year and the four succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Term Loan C	Total

2009	$1,200	$1,981	$282	$3,463
2010	2,400	3,965	560	6,925
2011	2,400	3,965	560	6,925
2012	2,400	3,965	560	6,925
2013	600	992	139	1,731

	$9,000	$14,868	$2,101	$25,969

     The 2007 Credit Agreement contained customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The 2007 Credit Agreement required the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less.
     The 2007 Credit Agreement permitted the Company to freely transfer assets and incur obligations among its domestic subsidiaries that were guarantors of its obligations related to the 2007 Credit Facilities, and its first tier foreign subsidiaries with respect to which it had delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. On the date of closing of the 2007 Credit Facilities, the Company’s domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C., guaranteed the Company’s obligations under the 2007 Credit Facilities.

     2007 Interest Rate Swap
     Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A, B and C so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The swap had a notional amount of $25,969 at December 31, 2008, which was the same as the outstanding amount of the term loans. The Applicable Spread based on the Company’s leverage ratio at December 31, 2008 was 0.875%, resulting in an aggregate interest rate based upon the Company’s leverage ratio at December 31, 2008 of 5.955%.
     The Company anticipates that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At December 31, 2008, the Company recorded a liability of $1,784 in the “Other liabilities” line item of its unaudited consolidated balance sheet. As a result of the covenant violations, the Company determined the interest rate swap was not an effective cash flow hedge at December 31, 2008 and recorded a charge to interest expense of $961, the amount of the change in the swap’s fair value during the second fiscal quarter.
     Covenant Violation and Temporary Waiver
     As noted above, the Company obtained a 30-day waiver of the covenant violations from its lenders on February 5, 2009. In addition, in connection with the waiver, customary waiver fees were paid and the 2007 Credit Agreement was amended (“Amended Credit Agreement”). Material conditions of the 30-day waiver were as follows:
•	a pledge of 100% of the capital stock and other equity interests in the Company’s domestic subsidiaries, and 66% of the capital stock and other equity interests in the Company’s first tier foreign subsidiaries, to secure the Credit Facilities,

•	a security interest in all of the assets of the Company and its domestic subsidiaries to secure the Credit Facilities, and

•	no additional defaults under the Amended Credit Agreement.
     The following material changes to the 2007 Credit Agreement were made in the Amended Credit Agreement and are in effect during the 30-day waiver period:
•	reduction of the revolving line from $25,000 to $10,000 principal outstanding at any time,

•	reduction of the availability for use of the revolving line for letters of credit from $10,000 to $5,000,

•	elimination of the Multiple Advance Commitment for future borrowings,

•	elimination of the Company’s ability to request $25,000 in discretionary increases to the Revolving Line,

•	elimination of use of the leverage ratio to determine the Applicable Spread, and substitution of an Applicable Spread fixed at four percentage points,

•	modification of the commitment fee applicable to unused portions of the revolving line from an amount based upon the leverage ratio to a fixed amount of 0.5%,

•	modification of the Base Rate to also include the one-month LIBOR Rate on the applicable date plus 1%,

•	modification of the Original Maturity Date for the revolving line to June 21, 2011, and

•	limitation on the ability of the Company to transfer assets to foreign subsidiaries.
The Company and the lenders acknowledge that additional amendments to the credit facilities, among others, including amendments to the financial covenants, will be necessary and expect to negotiate those amendments during the waiver period.
9. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-

Based Payment (“SFAS No. 123(R)”). The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.
     The following table illustrates stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of operations for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of services	$30	$29	$65	$57
Sales and marketing	57	57	125	112
General and administrative	574	1,027	1,264	2,018

	$661	$1,113	$1,454	$2,187

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the six months ended December 31, 2008:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	5,804,172	$5.32
Granted	900,000	1.12
Forfeited	(849,161)	4.79
Exercised	—	—

Options outstanding at December 31	5,855,011	$4.75

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2008:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	555,574	$3.79
Granted	128,833	1.04
Forfeited	(316,569)	2.92
Vested	(97,741)	4.15

Restricted shares outstanding at December 31	270,097	$3.37

     At December 31, 2008, there was $3,263 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.8 years.
10. Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the Company periodically evaluates the realizability of its deferred tax assets. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. During the second fiscal quarter, the Company’s judgment regarding its U.S. deferred tax assets changed based upon that assessment. The current macroeconomic environment and the Company’s U.S. losses in the most recent three-year period present significant negative evidence such that a valuation allowance against its net U.S. deferred tax assets is required. Accordingly, the Company recorded a valuation allowance of $18,861 in the three months ended December 31, 2008 against the deferred tax assets of its U.S. operations. The Company will continue to assess the realizability of these deferred tax assets in accordance with SFAS No. 109 and will adjust the valuation allowance should all or a portion become realizable in the future.
11. Comprehensive Income (Loss)
     The components of the Company’s total comprehensive income (loss) for the three and six months ended December 31 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss), as reported	$(65,623)	$2,026	$(67,886)	$3,170
Foreign currency translation adjustments	(5,077)	1,300	(9,108)	4,354
Change in fair value of interest rate swap	13	(888)	32	(888)
Unrealized gain (loss) on marketable securities	34	(2)	24	(3)

Total comprehensive income (loss)	$(70,653)	$2,436	$(76,938)	$6,633

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
     The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$(65,623)	$2,026	$(67,886)	$3,170

Denominator:
Weighted average number of common shares used in the calculation of basic net income (loss) per share	53,391,308	52,765,738	53,365,347	52,703,928
Dilutive effect of outstanding stock options and restricted stock	—	97,699	—	108,968

Shares used in the calculation of diluted net income (loss) per share	53,391,308	52,863,437	53,365,347	52,812,896

Net income (loss) per share:
Basic	$(1.23)	$0.04	$(1.27)	$0.06

Diluted	$(1.23)	$0.04	$(1.27)	$0.06

     Unvested restricted stock and unexercised stock options to purchase 6,125,108 and 5,457,704 shares of the Company’s common stock for the three months ended December 31, 2008 and 2007, respectively, at weighted-average prices per share of $4.69 and $5.76, respectively, were not included in the computations of diluted net income (loss) per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods. Unvested restricted stock and unexercised stock options to purchase 6,125,469 and 4,582,082 shares of the Company’s common stock for the six months ended December 31, 2008 and 2007, respectively, at weighted-average prices per share of $4.69 and $6.06, respectively, were not included in the computations of diluted net income (loss) per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods.
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
     The Company’s business model for offering custom market research is consistent across the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. However, the Company maintains global leaders for the majority of its critical business processes, and the most significant performance evaluations and resource allocations made by the Company’s chief operating decision-maker are made on a global basis. Accordingly, the Company has concluded that it has one reportable segment.
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
     Geographic information for the three and six months ended December 31 was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue from services
United States	$31,861	$40,224	$62,329	$78,088
United Kingdom	8,209	11,063	17,610	20,563
Canada	5,184	6,479	10,804	10,605
Other European countries	3,621	3,972	7,350	7,320
Asia	1,785	977	2,847	1,326

Total revenue from services	$50,660	$62,715	$100,940	$117,902

Operating income (loss) (1)
United States	$(34,890)	$3,458	$(37,278)	$5,248
United Kingdom	(2,880)	392	(2,582)	266
Canada	(2,598)	(671)	(3,609)	(663)
Other European countries	(5,069)	242	(5,061)	386
Asia	(438)	(67)	(536)	(250)

Total operating income (loss)	$(45,875)	$3,354	$(49,066)	$4,987

Long-lived assets
United States	$5,836	$6,843	$5,836	$6,843
Canada	1,981	3,079	1,981	3,079
United Kingdom	1,163	2,035	1,163	2,035
Other European countries	297	370	297	370
Asia	173	201	173	201

Total long-lived assets	$9,450	$12,528	$9,450	$12,528

Net Deferred tax assets
United States	$—	$14,685	$—	$14,685
Canada	(2,470)	(3,541)	(2,470)	(3,541)
United Kingdom	278	310	278	310
Other European countries	(624)	(904)	(624)	(904)
Asia	13	(131)	13	(131)

Total net deferred tax assets	$(2,803)	$10,419	$(2,803)	$10,419

(1)	Operating loss for the three and six months ended December 31, 2008 includes a $40,250 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. Except as discussed below, there have been no changes to the financial obligations for material leases during the six months ended December 31, 2008 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
     Effective December 31, 2008, the Company entered into the Ninth Amendment and Partial Surrender Agreement (the “Amendment”) of its Lease agreement (the “Lease”) with Bellemead Development Corporation for its offices located at 5 Independence Way, Princeton, New Jersey. Material terms of the Amendment are as follows:
•	The term of the Lease, which was to expire on February 28, 2011, will be extended through October 31, 2018.

•	The Company will surrender 5,627 square feet of the rented space and remain obligated under the Lease for the remaining 23,485 square feet.

•	Under the Amendment, annual rent will be as follows:
•	$599, payable in monthly installments of $50, for the first three years,

•	$622, payable in monthly installments of $52, for the next three years, and

•	$646, payable in monthly installments of $54, for the last four years.
15. Related-Party Transactions
     On December 16, 2008, the Company entered into an agreement (the “Alix Agreement”) with AlixPartners LLP (“Alix”) pursuant to which Deborah Rieger-Paganis, an employee of Alix, serves as interim Chief Financial Officer of the Company, effective December 20, 2008. The Alix Agreement, among its material terms, provides for the engagement of Alix to provide interim management, financial advisory, and consulting services to the Company including:
•	Alix’s agreement to provide Ms. Rieger-Paganis to serve as interim chief financial officer of the Company at a rate of $680 per hour plus out-of-pocket expenses,

•	Alix’s agreement to provide other consulting assistance to the Company at hourly rates dependent upon the particular consultant involved,

•	payment by the Company of a retainer to Alix, refundable to the extent not earned,

•	agreement of Alix to preserve the confidentiality of non-public confidential and proprietary information received in the course of the engagement,

•	preservation of intellectual property rights of Alix in its methodologies, processes, and the like, and ownership by the Company of work product created specifically for the Company,

•	agreement of the Company to provide specified insurance and to indemnify Alix under specified circumstances,

•	ability of Alix or the Company to terminate the arrangement at will,

•	limitation of Alix liability, and

•	arbitration of disputes.
     In addition, since July, 2008 the Company has separately engaged Alix to provide performance improvement, financial advisory and consulting services to the Company on an hourly basis. Through December 31, 2008, the Company had incurred $1,701 in expenses related to those services, in addition to those related to the interim chief financial officer arrangement.
16. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 15, 2008, and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 7, 2008. The Risk Factors set forth in other reports or documents Harris Interactive files from time to time with the SEC should also be reviewed.
Note: Amounts shown throughout the discussion below are in thousands of U.S. Dollars, unless otherwise noted.
Overview
     Harris Interactive is a professional services firm that serves its clients in many industries and many countries. We provide Internet-based and traditional market research services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms), long-term tracking studies and syndicated research.
Year-to-Date
     The first six months of fiscal 2009 have been financially challenging for us, due in large part to the unfavorable global macroeconomic environment. We have also been impacted by the size of our cost structure relative to revenues and past challenges we have had in adjusting costs downward as revenue declines. In order to align our cost structure with business needs, our new management team proactively took the actions described below under “Restructuring and Other Charges” during the three months ended December 31, 2008.
     In addition to realigning our cost structure, we have taken the following initial steps to restore revenue and profitability:
•	reorganized our U.S. operations into integrated vertical teams to concentrate more resources on client issues, deliver stronger insights and create greater overall value,

•	formed global centers of excellence to better develop and deliver products and solutions into the marketplace,

•	undertook recruitment initiatives to attract top talent to augment the strong talent already at the Company, and

•	named a President of Global Solutions to oversee the centers of excellence, oversee new product development and manage the Harris Poll.
     We believe it is likely that the unfavorable global macroeconomic conditions will persist throughout the remainder of our fiscal year. According to industry analysts at Inside Research, 80% of market research buyers face cutbacks of their market research budgets in calendar 2009, compared with only 30% in calendar 2008. Despite this outlook, we remain focused on implementing our strategy to grow revenue and regain market share by capitalizing on our strong brand and leveraging the expertise and insights our client teams possess.
Restructuring and Other Charges
     Restructuring
     During the second quarter of fiscal 2009, we took actions to align the cost structure of our U.S. operations with the evolving operational needs of that business. Specifically, we reduced headcount at our U.S. facilities by 78 full-time employees, or approximately 12% of our total U.S. workforce, and incurred $2,261 in one-time termination benefits, all of which will involve cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and we expect the related cash payments to be completed by December 2009.
     Additionally, during the second quarter of fiscal 2009 we substantially vacated leased space at one of our Rochester, New York offices, located at 135 Corporate Woods. We incurred $493 in charges related to the remaining operating lease obligation, all of which will involve cash payments. All actions associated with this vacated space were completed by December 2008. We expect the related cash payments to be completed by June 2010.
     At December 31, 2008, we reviewed the estimates of sublease rental income for our Grandville and Norwalk offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with our reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease in our estimate of the portion of the remaining lease obligation period over which we expect to derive sublease income. This change in estimate resulted in a $366 charge during the three months ended December 31, 2008.
     Restructuring charges for the three and six months ended December 31, 2008 totaled $3,120. As a result of reducing headcount and vacating leased space, we expect to realize approximately $9,500 in annualized savings.
     Other Charges
     Other charges, which totaled $2,724 and $3,352 for the three and six months ended December 31, 2008, respectively, included the following:
•	Contractually obligated payments to former CEO — Upon his departure as our President and CEO, Gregory T. Novak became entitled to certain reduced salary payments through December 31, 2008 and certain post employment payments, all of which are cash payments and will be completed in October 2010.

•	Contractually obligated payments to former CFO — Upon his departure as our Chief Financial Officer, Ronald E. Salluzzo became entitled to certain post employment payments, all of which are cash payments and will be completed in December 2009.

•	Performance improvement consultant fees — We have retained a consulting firm to assist with performance improvement activities and have incurred fees for services provided.
     For additional details about restructuring and other charges, see Note 4, “Restructuring and Other Charges” to our unaudited consolidated financial statements contained in this Form 10-Q.
Impairment Considerations
     Goodwill
     As part of our closing process for the three months ended December 31, 2008, we considered the following factors in determining whether an impairment review outside of our annual impairment evaluation date was necessary:
•	operating losses in our single reporting unit for the fiscal quarters ended September 30, 2008 and December 31, 2008,

•	potential declines in market research spending for calendar year 2009 based on industry analyst forecasts,

•	headcount reductions and related charges as announced in October and December 2008, the details of which are described in Note 4, “Restructuring and Other Charges” to our unaudited consolidated financial statements included in this Form 10-Q,

•	a 62% decline in our per share stock price from $1.73 at September 30, 2008 to $0.65 at December 31, 2008, which resulted in a market capitalization that, based on our per share stock price as of market close on December 31, 2008, was below the carrying value of our reporting unit’s net assets at that date.
     Based on our consideration of the above-noted factors, we concluded that an interim period goodwill impairment evaluation was necessary at December 31, 2008. Accordingly, we performed the initial step of our impairment evaluation and determined that the carrying value of our single reporting unit’s net assets exceeded their fair value. The fair value of the reporting unit was determined using a discounted cash flow analysis, which used a discount rate based on our best estimate of the after-tax weighted average cost of capital, adjusted for the financial risk associated with our future operations.
     In the second step of our impairment evaluation, we determined the implied fair value of goodwill and compared it to the carrying value of the goodwill. The fair value of our reporting unit was allocated to all of its assets and liabilities as if it had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This allocation resulted in no implied fair value of goodwill. Therefore, we recognized an impairment charge of $40,250, the remaining amount of our previously reported goodwill.
     Long-Lived Assets
     Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when we have committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously-recognized long-lived asset impairment loss is not allowed.
     We estimate the fair value of an asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates and cost of capital, among others. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.
     Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to our income approach:
•	Business Projections — We make assumptions about the level of demand for our services in the marketplace. These assumptions drive our planning assumptions for revenue growth. We also make assumptions about our cost levels. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plan;

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period;

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect the Company’s assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates and foreign currency exchange rates.
     During the three months ended December 31, 2008, as a result of the factors discussed above under “Goodwill”, we tested our asset groups for recoverability under SFAS No. 144. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, we did not record an impairment charge for any of our long-lived assets during the three months ended December 31, 2008.
Deferred Tax Valuation Allowance
     In accordance with SFAS No. 109, Accounting for Income Taxes, we periodically evaluate the realizability of our deferred tax assets. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. During the second fiscal quarter, our judgment regarding our U.S. deferred tax assets changed based upon that assessment. The current macroeconomic environment and our U.S. losses in the most recent three-year period present significant negative evidence such that a valuation allowance against our net U.S. deferred tax assets is required. Accordingly, we recorded a valuation allowance of $18,861 in the three months ended December 31, 2008 against the deferred tax assets of our U.S. operations. We will continue to assess the realizability of these deferred tax assets in accordance with SFAS No. 109 and will adjust the valuation allowance should all or a portion become realizable in the future.
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
     During the six months ended December 31, 2008, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008.
Results of Operations
     Three Months Ended December 31, 2008 Versus Three Months Ended December 31, 2007
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2008 and 2007, respectively:

	2008	%	2007	%
Revenue from services	$50,660	100.0%	$62,715	100.0%

Operating expenses:
Cost of services	25,920	51.2	30,815	49.1
Sales and marketing	5,232	10.3	6,151	9.8
General and administrative	17,377	34.3	20,128	32.1
Restructuring and other charges	5,844	11.5	—	—
Depreciation and amortization	1,912	3.8	2,267	3.6
Goodwill impairment charge	40,250	79.5	—	—

Operating income (loss)	(45,875)	(90.6)	3,354	5.3
Interest and other income	135	0.3	307	0.5
Interest expense	(1,374)	(2.7)	(523)	(0.8)

Income (loss) from continuing operations before taxes	(47,114)	(93.0)	3,138	5.0

Provision for income taxes	18,509	36.5	1,112	1.8

Net income (loss)	$(65,623)	(129.5)	$2,026	3.2

     Revenue from services. Revenue from services decreased by $12,055, or 19.2%, to $50,660 for the three months ended December 31, 2008 compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors and included a negative foreign exchange rate impact of $3,941 compared with the same prior year period.
     North American revenue decreased by $9,657 to $37,045 for the three months ended December 31, 2008, a decrease of 20.7% over the same prior year period. By country, North American revenue for the three months ended December 31, 2008 was comprised of:
•	Revenue from U.S. operations of $31,861, down 20.8% compared with $40,224 for the same prior year period. The decline in U.S. revenue was as a result of the adverse macroeconomic trends discussed above, which have resulted in revenue declines across the majority of our U.S. research groups compared with the same prior year period.

•	Revenue from Canadian operations of $5,184, down 20.0% compared with $6,479 for the same prior year period. Canadian revenue included a $1,133 negative foreign exchange rate impact compared with the same prior year period.

     European revenue decreased by $3,205 to $11,830 for the three months ended December 31, 2008, a decrease of 21.3% over the same prior year period. By country, European revenue for the three months ended December 31, 2008 was comprised of:
•	Revenue from U.K. operations of $8,209, down 25.8% compared with $11,063 for the same prior year period. U.K. revenue included a $2,404 negative foreign exchange rate impact, which drove the majority of the decrease in U.K. revenue from the same prior year period.

•	Revenue from French operations of $2,314, up 20.2% compared with $1,925 for the same prior year period. French revenue for the three months ended December 31, 2008 included a $250 negative foreign exchange rate impact compared with the same prior year period. Our French operations experienced growth within the Healthcare research group, invested in methodology and advanced analytics to promote innovation and new solution development, and focused marketing efforts to foster brand expansion and market share growth.

•	Revenue from German operations of $1,307, down 36.1% compared with $2,047 for the same prior year period. German revenue for the three months ended December 31, 2008 included a $141 negative foreign exchange rate impact compared with the same prior year period. The decrease in German revenue was principally driven by decreases in the research budgets at several of our German unit’s key clients.
     Asian revenue increased by $808 to $1,785 for the three months ended December 31, 2008, an increase of 82.7% compared with the same prior year period. The increase was principally impacted by increased focus on driving business with clients in the pharmaceutical and telecommunications industries, along with increased revenue from an existing financial services client. Asian revenue included a negative foreign exchange rate impact of $12 compared with the same prior year period.
     Cost of services. Cost of services was $25,920, or 51.2% of total revenue, for the three months ended December 31, 2008, compared with $30,815, or 49.1% of total revenue, for the same prior year period. Cost of services was principally impacted by the mix of projects during the quarter when compared with the same prior year period.
     Sales and marketing. Sales and marketing expense was $5,232, or 10.3% of total revenue, for the three months ended December 31, 2008, compared with $6,151, or 9.8% of total revenue, for the same prior year period. The decrease in sales and marketing expense was principally driven by proposal volume decreases as a result of adverse global macroeconomic conditions during the quarter, as discussed above.
     Sales and marketing expense includes, among other items, labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts.
     General and administrative. General and administrative expense decreased to $17,377, or 34.3% of total revenue, for the three months ended December 31, 2008, compared with $20,128, or 32.1% of total revenue, for the same prior year period. General and administrative expense was impacted by the following fluctuations, among others:
•	$453 decrease in stock-based compensation expense, principally driven by decreased granting activity and forfeitures of grants to departed senior executives during fiscal 2008 and 2009,

•	$682 decrease in payroll-related expenses, principally driven by headcount reductions taken during fiscal 2008 and October 2008 and our changes in expense-related policies,

•	$272 decrease in office rent, principally driven by leased space reductions taken during fiscal 2008, and

•	$237 decrease in travel expense, principally driven by our changes in expense-related policies.
     The remainder of the decrease in general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.

     General and administrative expense includes, among other items, the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.
     Restructuring and other charges. See above under “Restructuring and Other Charges” for further discussion of restructuring and other charges during the three months ended December 31, 2008.
     Depreciation and amortization. Depreciation and amortization was $1,912, or 3.8% of total revenue, for the three months ended December 31, 2008, compared with $2,267, or 3.6% of total revenue, for the same prior year period. The decrease in depreciation and amortization expense when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during the second half of fiscal 2008 and first half of fiscal 2009.
     Goodwill impairment charge. See above under “Impairment Considerations” for further discussion of the goodwill impairment charge recorded during the three months ended December 31, 2008.
     Interest and other income. Interest and other income was $135, or 0.3% of total revenue, for the three months ended December 31, 2008, compared with $307, or 0.5% of total revenue, for the same prior year period. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for the three months ended December 31, 2008 when compared with the same prior year period.
     Interest expense. Interest expense was $1,374, or 2.7% of total revenue, for the three months ended December 31, 2008, compared with $523, or 0.8% of total revenue, for the same prior year period. The increase in interest expense was principally the result of a $961 charge recorded during the three months ended December 31, 2008 to reflect the ineffectiveness of our interest rate swap as a cash flow hedge during the quarter as a result of the covenant violation discussed below under “Covenant Violation and Temporary Waiver”.
     Income taxes. We recorded an income tax provision of $18,509 for the three months ended December 31, 2008, compared with an income tax provision of $1,112 for the same prior year period. The tax provision for the three months ended December 31, 2008 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets, as discussed above under “Deferred Tax Valuation Allowance”.

Six Months Ended December 31, 2008 Versus Six Months Ended December 31, 2007
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2008 and 2007, respectively:

	2008	%	2007	%
Revenue from services	$100,940	100.0%	$117,902	100.0%

Operating expenses:
Cost of services	51,905	51.4	58,426	49.6
Sales and marketing	10,343	10.2	11,838	10.0
General and administrative	37,041	36.7	38,477	32.6
Restructuring and other charges	6,472	6.4	—	—
Depreciation and amortization	3,995	4.0	4,174	3.5
Impairment charges	40,250	39.9	—	—

Operating income (loss)	(49,066)	(48.6)	4,987	4.2
Interest and other income	325	0.3	679	0.6
Interest expense	(1,830)	(1.8)	(962)	(0.8)

Income (loss) from continuing operations before taxes	(50,571)	(50.1)	4,704	4.0

Provision for income taxes	17,315	17.2	1,658	1.4

Income (loss) from continuing operations	(67,886)	(67.3)	3,046	2.6
Income from discontinued operations, net of tax	—	—	124	0.1

Net income (loss)	$(67,886)	(67.3)	$3,170	2.7

     Revenue from services. Revenue from services decreased by $16,962, or 14.4%, to $100,940 for the six months ended December 31, 2008 compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors and included a negative foreign exchange rate impact of $4,243 compared with the same prior year period.
     North American revenue decreased by $15,561 to $73,133 for the six months ended December 31, 2008, a decrease of 17.5% over the same prior year period. By country, North American revenue for the six months ended December 31, 2008 was comprised of:
•	Revenue from U.S. operations of $62,329, down 20.2% compared with $78,088 for the same prior year period. The decline in U.S. revenue was principally as a result of the adverse macroeconomic trends discussed above, which have resulted in revenue declines across the majority of our U.S. research groups compared with the same prior year period.

•	Revenue from Canadian operations of $10,804, up 1.9% compared with $10,605 for the same prior year period. Canadian revenue included a $1,114 negative foreign exchange rate impact compared with the same prior year period. The increase in Canadian revenue was principally the result of having six months of Canadian revenue in fiscal 2009 compared with only five months in the same prior year period as our Canadian operation was acquired in August 2007.
     European revenue decreased by $2,924 to $24,960 for the six months ended December 31, 2008, a decrease of 10.5% over the same prior year period. By country, European revenue for the six months ended December 31, 2008 was comprised of:
•	Revenue from U.K. operations of $17,610, down 14.4% compared with $20,563 for the same prior year period. U.K. revenue included a $3,064 negative foreign exchange rate impact, which drove the majority of the decrease in U.K. revenue from the same prior year period.

•	Revenue from French operations of $4,301, up 18.1% compared with $3,642 for the same prior year period. French revenue for the six months ended December 31, 2008 included a negative foreign exchange rate impact of $82 compared with the same prior year period. Our French operations continued to experience growth within the Healthcare research group, invested in methodology and advanced analytics to promote innovation and new solution development, and focused marketing efforts to foster brand expansion and market share growth.
•	Revenue from German operations of $3,049, down 17.1% compared with $3,678 for the same prior year period. German revenue for the six months ended December 31, 2008 included a positive foreign exchange rate impact of $14 compared with the same prior year period. The decrease in German revenue was principally driven by decreases in the research budgets at several of our German unit’s key clients.
     Asian revenue increased by $1,521 to $2,847 for the six months ended December 31, 2008, an increase of 114.7% compared with the same prior year period. The increase was principally impacted by increased focus on driving business with clients in the pharmaceutical and telecommunications industries, along with increased revenue from an existing financial services client. Asian revenue included an inconsequential foreign exchange rate impact compared with the same prior year period.
     Cost of services. Cost of services was $51,905, or 51.4% of total revenue, for the six months ended December 31, 2008, compared with $58,426, or 49.6% of total revenue, for the same prior year period. Cost of services was principally impacted by the mix of projects during the first six months of the fiscal year when compared with the same prior year period.
     Sales and marketing. Sales and marketing expense was $10,343, or 10.2% of total revenue, for the six months ended December 31, 2008, compared with $11,838, or 10.0% of total revenue, for the same prior year period. The decrease in sales and marketing expense was principally driven by proposal volume decreases as a result of adverse global macroeconomic conditions during the first six months of the fiscal year, as discussed above.
     Sales and marketing expense includes, among other items, labor costs for project personnel during periods when they are not working on specific revenue-generating projects but instead, are participating in our selling efforts.
     General and administrative. General and administrative expense decreased to $37,041, or 36.7% of total revenue, for the six months ended December 31, 2008, compared with $38,477, or 32.6% of total revenue, for the same prior year period. General and administrative expense was impacted by the following fluctuations, among others:
•	$754 decrease in stock-based compensation expense, principally driven by decreased granting activity and forfeitures of grants to departed senior executives during fiscal 2008 and 2009, and

•	$347 decrease in travel expense, principally driven by our changes in expense-related policies.
     General and administrative expense includes, among other items, the labor costs for project personnel when they are not working on specific revenue-generating projects or are not participating in our selling efforts.
     Restructuring and other charges. See above under “Restructuring and Other Charges” for further discussion of restructuring and other charges during the six months ended December 31, 2008.
     Depreciation and amortization. Depreciation and amortization was $3,995, or 4.0% of total revenue, for the six months ended December 31, 2008, compared with $4,174, or 3.5% of total revenue, for the same prior year period. The decrease in depreciation and amortization expense when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during the second half of fiscal 2008 and first half of fiscal 2009.
     Goodwill impairment charge. See above under “Impairment Considerations” for further discussion of the goodwill impairment charge recorded during the six months ended December 31, 2008.
     Interest and other income. Interest and other income was $325, or 0.3% of total revenue, for the six months ended

December 31, 2008, compared with $679, or 0.6% of total revenue, for the same prior year period. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for the six months ended December 31, 2008 when compared with the same prior year period.
     Interest expense. Interest expense was $1,830, or 1.8% of total revenue, for the six months ended December 31, 2008, compared with $962, or 0.8% of total revenue, for the same prior year period. The increase in interest expense was principally the result of a $961 charge recorded during the three months ended December 31, 2008 to reflect the ineffectiveness of our interest rate swap as a cash flow hedge during the quarter as a result of the covenant violation discussed below under “Covenant Violation and Temporary Waiver”.
     Income taxes. We recorded an income tax provision of $17,315 for the six months ended December 31, 2008, compared with an income tax provision of $1,658 for the same prior year period. The tax provision for the six months ended December 31, 2008 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets, as discussed above under “Deferred Tax Valuation Allowance”.
Significant Factors Affecting Our Performance
     Our Revenue Mix
     In prior reports filed with the SEC, in addition to reporting revenue from services, we have provided detail as to the portion of revenue that was Internet-based. We treated all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. During the period in which we were one of the few providers of Internet-based market research, an understanding of Internet-based revenue was helpful in understanding the speed of conversion of clients to the Internet and our growth prospects. Costs related to Internet data collection also are different than those related to traditional methods of data collection, so an understanding of our Internet-based revenue was helpful in comparing our margins with those of others in the market research industry. Internet-based research now has gained wide market acceptance, both with providers and clients, and is less a differentiating factor for us than it historically was. Moreover, the percentage of our revenue in the United States that is Internet-based has stabilized within a range of 65-75% of total U.S. revenue during the most recent fiscal years, and the percentage of our revenue generated in Europe has grown to be within a similar range. Rather than focusing on Internet-based revenue growth, our current business model emphasizes utilizing the most efficient and effective delivery of services to our clients using the most appropriate data collection model for the specific project, whether Internet-based, traditional, or otherwise. Therefore, we no longer believe that separate reporting of Internet-based revenue provides materially helpful information to investors, and are discontinuing separate reporting of that metric with this report.
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

     For the three months ended December 31, 2008 and the four preceding fiscal quarters, key operating metrics for continuing operations were as follows (amounts in millions of U.S. Dollars):

	Q2	Q3	Q4	Q1	Q2
	FY2008	FY2008	FY2008	FY2009	FY2009
Cash & Marketable Securities	$33.3	$31.2	$32.9	$25.2	$26.1
Bookings	$68.2	$61.3	$53.3	$43.5	$48.6
Ending Sales Backlog	$72.8	$76.9	$66.8	$60.1	$58.0
Average Billable Full Time Equivalents (FTEs)	821	818	817	742	719
Days of Sales Outstanding (DSO)	43 days	40 days	43 days	49 days	33 days
Utilization	62%	62%	66%	59%	56%
Bookings to Revenue Ratio	1.09	1.07	0.84	0.87	0.96
     Since our business has moderate seasonality, we encourage our investors to measure our progress over longer time frames. To help that process, we provide trailing twelve-month key operating metrics. Trailing twelve-month data for certain of our key operating metrics for continuing operations at December 31, 2008, and at the four preceding fiscal quarter end dates, were as follows (amounts in millions of U.S. Dollars):

	Dec 07	Mar 08	Jun 08	Sep 08	Dec 08
Consolidated Revenue	$226.8	$232.3	$238.7	$233.8	$221.8
Total Bookings	$227.4	$231.2	$233.6	$226.4	$206.8
Average Billable Full Time Equivalents (FTEs)	757	779	806	800	774
Utilization	64%	63%	63%	62%	61%
Bookings to Revenue Ratio	1.00	1.00	0.98	0.97	0.93
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
     Bookings for the three months ended December 31, 2008 were $48.6 million, compared with $68.2 million for the same prior year period. The decrease in bookings was principally impacted by the challenging global macroeconomic conditions discussed above.
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
     Ending sales backlog helps us to manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Generally, projects included in ending sales backlog at the end of a fiscal period convert to revenue from services during the following twelve months, based on our experience from prior years. However, it is unclear what effect current global macroeconomic conditions will have on the conversion of backlog to revenue over the next few quarters, as projects currently in backlog remain subject to cancellation if the project has not already commenced.

     Ending sales backlog for the three months ended December 31, 2008 was $58.0 million, compared with $72.8 million for the same prior year period. The decrease in ending sales backlog was principally impacted by the challenging global macroeconomic conditions discussed above.
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
     Billable FTE’s for the three months ended December 31, 2008 were 719, compared with 821 billable FTE’s reported for the same prior year period. The decrease in billable FTEs was principally driven by the headcount reduction actions taken during the third and fourth quarters of fiscal 2008, as well as those taken in October 2008.
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
     DSO for the three months ended December 31, 2008 was 33 days, compared with 43 days for the same prior year period. The decrease in DSO was a result of our focus on improving the timeliness of collections at several of our international locations.
     Utilization is defined as hours billed by project personnel in connection with specific revenue-generating projects divided by total hours of available capacity. Hours billed do not include marketing, selling or proposal generation time.
     Tracking utilization enables efficient management of overall staffing levels and promotes greater accountability for the management of resources on individual projects. Utilization for the three months ended December 31, 2008 was 56%, compared with 62% for the same prior year period. The decrease in utilization was driven by the declines in revenue discussed above, which outpaced our reduction of headcount to match anticipated revenue.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     There have been no material changes in our financial condition from June 30, 2008 to December 31, 2008, other than those addressed in the discussion above and within this section.
     Liquidity and Capital Resources
     The following table sets forth net cash provided by (used in) operating activities, net cash (used in) investing activities and net cash provided by (used in) financing activities, for the six months ended December 31:

	2008	2007
Net cash provided by (used in) operating activities	$(2,289)	$12,769
Net cash (used in) investing activities	(3,277)	(18,013)
Net cash provided by (used in) financing activities	(3,311)	9,668
     Net cash provided by (used in) operating activities. Net cash used in operating activities was $2,289 for the six months ended December 31, 2008, compared with $12,769 provided by operating activities for the same prior year period. The change from the same prior year period was principally the result of:

•	our net loss for the six months ended December 31, 2008, and

•	decreases in accounts receivable and unbilled receivables as a result of the current fiscal year revenue declines and improvement in DSO discussed above, and

•	decreases in accounts payable and accrued expenses, many of which are project-related, as a result of current fiscal year revenue declines.
     Net cash (used in) investing activities. Net cash used in investing activities was $3,277 for the six months ended December 31, 2008, compared with $18,013 used in investing activities for the same prior year period. The change from the same prior year period was principally the result of:
•	no cash outlay for acquisitions during the six months ended December 31, 2008, compared with $21,032 used during the same prior year period for our Canadian and Asian acquisitions, and

•	$2,427 in net purchases of marketable securities during the six months ended December 31, 2008, compared with net proceeds from the maturities and sales of marketable securities of $4,419 for the same prior year period.
     Net cash provided by (used in) financing activities. Net cash used in financing activities was $3,311 for the six months ended December 31, 2008, compared with $9,668 provided by financing activities for the same prior year period. The change from the same prior year period was principally the result of:
•	no borrowings during the six months ended December 31, 2008, compared with $14,525 in net borrowings for the same prior year period, and

•	a $1,723 decrease in repayments of outstanding borrowings for the six months ended December 31, 2008 when compared with the same prior year period. The decrease was the result of $3,455 in outstanding borrowings which were paid off during the three months ended September 30, 2007 in connection with our August 2007 Canadian acquisition, compared with $3,462 in repayments of outstanding borrowings during the six months ended December 31, 2008 in connection with our 2007 Credit Facilities.
     At December 31, 2008, we had cash, cash equivalents, and marketable securities of $26,067, compared with $32,874 and $33,299 at June 30, 2008 and December 31, 2007, respectively. Our cash, cash equivalents, and marketable securities exceeded our outstanding debt by nearly $100 at December 31. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand at December 31, additional cash that may be generated from our operations and funds available through our credit facilities discussed below. While we believe that our available sources of cash will support known or reasonably likely cash requirements over the next 12 months, risks to our ability to generate cash from our operations and access additional funding sources are dependent upon the factors discussed below.
     Generating cash from our operations significantly depends on our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue depends not only on execution of our business plan, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve. As discussed above, the adverse global macroeconomic environment has significantly impacted our operations during the first six months of fiscal 2009. Industry analysts indicate that these trends will likely continue for at least the remainder of our fiscal year, given the expected decrease in market research spending described above under “Year-to-Date.”

     As discussed in more detail below under “Covenant Violation and Temporary Waiver”, we are in violation of certain financial covenants in our 2007 Credit Facilities. While we expect to complete amendments to our 2007 Credit Facilities, the tightening of the global credit markets will likely impact the favorability of the terms we are able to obtain. Failure to reach an agreement with our lenders for amended credit facilities would cause amounts outstanding under the 2007 Credit Facilities to become due upon demand, which would have a material adverse effect on our financial condition and our ability to maintain the levels of liquidity necessary required to meet known or reasonably likely cash requirements over the next twelve months.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of new products and services, our data collection infrastructure and the marketing and selling of our services. For the fiscal year ending June 30, 2009, our capital expenditures are expected to range between $4,000 and $4,500. Our expected level of capital expenditures is monitored continuously and adjusted accordingly based on current and expected levels of liquidity.
     Credit Facilities
     Largely due to the deteriorating global macroeconomic environment and its adverse impact on our revenue and sales bookings, as well as the magnitude of restructuring and other charges incurred by us in conjunction with realigning our cost structure over the last four fiscal quarters, we were in violation of our leverage ratio and interest coverage covenants under the terms of the 2007 Credit Facilities described below as of December 31, 2008. As a result of the violations, the lenders had the right in their sole discretion to demand immediate payment in full of the 2007 Credit Facilities, and we reclassified the outstanding amount under the 2007 Credit Facilities as a current liability. At December 31, 2008, outstanding debt under the 2007 Credit Facilities was $25,969, compared with our cash and marketable securities as of that date of $26,067.
     We obtained a 30-day waiver of the covenant violations from our lenders on February 5, 2009 and are actively negotiating with our lenders to amend our credit facilities on a longer term basis. Based upon the current level of cooperation of our lenders, we expect to have amended credit facilities in place by the end of the waiver period which will be adequate to meet our financing and working capital needs for the foreseeable future. Such amendments are expected to include modification of the financial covenants in order to provide reasonable assurance based upon known conditions that future defaults will not occur, and also may involve additional terms and conditions, which may be more or less restrictive than current terms.
     2007 Credit Facility
     The terms of our Credit Facilities prior to the waiver and amendments described below were as follows:
     On September 21, 2007, we entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto. Pursuant to the 2007 Credit Agreement, the Lenders made available $100,000 in credit facilities (the “2007 Credit Facilities”) in the form of a revolving line of credit (“Revolving Line”), a term loan (“Term Loan A”), and a multiple advance term loan commitment (“Multiple Advance Commitment”).
     The Revolving Line enabled us to borrow, repay, and re-borrow up to $25,000 principal outstanding at any one time, and to use up to $10,000 of such amount for issuance of letters of credit. The full amount of Term Loan A was made in a single advance of $12,000 at the time of closing of the 2007 Credit Facilities. The Multiple Advance Commitment enabled us to borrow up to an aggregate of $63,000 in one or more advances, and $19,825 (“Term Loan B”) and $2,800 (“Term Loan C”) were advanced at closing. Existing letters of credit in the face amount of $296 were also treated as if issued under the Revolving Line. In addition, the 2007 Credit Agreement permitted us to request increases in the Revolving Line up to an additional $25,000 of availability, subject to discretionary commitments by the then Lenders and, if needed, additional lenders. In connection with entering into the 2007 Credit Agreement, we incurred $486 of debt issuance costs, which have been amortized to interest expense over the term of the 2007 Credit Facilities.

     Outstanding amounts under the 2007 Credit Facilities accrued interest, as elected by us with respect to specific borrowings, at either (a) the greater of the Administrative Agent’s Prime Rate or the Federal Funds Rate (the “Base Rate”) plus 0.5%, or (b) the Adjusted LIBOR interest rate plus a spread (the “Applicable Spread”) of between 0.625% and 1.00% depending upon our leverage ratio as measured quarterly. In addition, the Lenders received a commitment fee ranging from 0.10% to 0.175%, depending upon our leverage ratio, quarterly in arrears based on average unused portions of the full committed amount of the 2007 Credit Facilities. Accrued interest was payable quarterly in arrears, or at the end of each applicable LIBOR interest rate period, but at least every three months, with respect to borrowings for which the Adjusted LIBOR interest rate applied. We elected the LIBOR interest rate on amounts outstanding under Term Loans A, B and C. At December 31, 2008, the applicable LIBOR interest rate was 1.459%. The Applicable Spread based on our leverage ratio on December 31, 2008 was 0.875%. However, the aggregate rate paid by us was modified by the interest rate swap agreement described below.
     All outstanding amounts under the 2007 Credit Facilities were due and payable in full on September 21, 2012 (the “Original Maturity Date”). On the last day of each quarter, principal payments of $600 each were due and payable with respect to the Term Loan, and principal payments equal to 5% of each borrowing made under the Multiple Advance Commitment also were due and payable. Borrowings are freely prepayable, but are subject to payment of any costs or losses related to termination other than on the last day of Adjusted LIBOR interest periods. The required principal repayments of Term Loans A, B and C for the remaining six months of the fiscal year and the four succeeding fiscal years are set forth in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Form 10-Q.
     The 2007 Credit Agreement contained customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. The 2007 Credit Agreement required us to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, and a consolidated leverage ratio of 2.5 to 1.0 or less.
     The 2007 Credit Agreement permitted us to freely transfer assets and incur obligations among our domestic subsidiaries that were guarantors of our obligations related to the Credit Facilities, and our first tier foreign subsidiaries with respect to which we had delivered pledges of 66% of the outstanding stock and membership interests, as applicable, in favor of the Lenders. On the date of closing of the Credit Facilities, our domestic subsidiaries, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C., guaranteed our obligations under the Credit Facilities.
     2007 Interest Rate Swap
     Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A, B and C so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The swap had a notional amount of $25,969 at December 31, 2008, which was the same as the outstanding amount of the term loans. The Applicable Spread based on our leverage ratio at December 31, 2008 was 0.875%, resulting in an aggregate interest rate based upon our leverage ratio at December 31, 2008 of 5.955%.
     We anticipate that the interest rate swap will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income. At December 31, 2008, we recorded a liability of $1,784 in the “Other liabilities” line item of our unaudited consolidated balance sheet. As a result of the covenant violations discussed below, we determined the interest rate swap was not an effective cash flow hedge at December 31, 2008 and recorded a charge to interest expense of $961, the amount of the change in the swap’s fair value during the second fiscal quarter.

     Covenant Violation and Temporary Waiver
     As noted above, we obtained a 30-day waiver of the covenant violations from our lenders on February 5, 2009. In addition, in connection with the waiver, customary waiver fees were paid and the 2007 Credit Agreement was amended (“Amended Credit Agreement”). Material conditions of the 30-day waiver were as follows:
•	a pledge of 100% of the capital stock and other equity interests in our domestic subsidiaries, and 66% of the capital stock and other equity interests in our first tier foreign subsidiaries, to secure the Credit Facilities,

•	a security interest in all of our assets and our domestic subsidiaries to secure the Credit Facilities, and

•	no additional defaults under the Amended Credit Agreement.
     The following material changes to the 2007 Credit Agreement were made in the Amended Credit Agreement and are in effect during the 30-day waiver period included:
•	reduction of the revolving line from $25,000 to $10,000 principal outstanding at any time,

•	reduction of the availability for use of the revolving line for letters of credit from $10,000 to $5,000,

•	elimination of the Multiple Advance Commitment for future borrowings,

•	elimination of our ability to request $25,000 in discretionary increases to the Revolving Line,

•	elimination of use of the leverage ratio to determine the Applicable Spread, and substitution of an Applicable Spread fixed at four percentage points,

•	modification of the commitment fee applicable to unused portions of the revolving line from an amount based upon the leverage ratio to a fixed amount of 0.5%,

•	modification of the Base Rate to also include the one-month LIBOR Rate on the applicable date plus 1%,

•	modification of the Original Maturity Date for the revolving line to June 21, 2011, and

•	limitation on our ability to transfer assets to foreign subsidiaries.
     There can be no assurance that we will reach further agreement with our lenders. Failure to reach an agreement for amended credit facilities prior to the end of the 30-day waiver period would cause amounts outstanding under the 2007 Credit Facilities to again become due upon demand. Any exercise by the lenders of the right to demand immediate payment of the 2007 Credit Facilities would have a material adverse effect on our financial condition and our ability to maintain sufficient levels of liquidity including among others:
•	the possibility that our cash would not be sufficient to repay all of the obligations under and related to the 2007 Credit Facilities, which would require us to find additional sources of funds. At December 31, 2008 our cash, cash equivalents, and marketable securities were approximately equal to the principal amount of outstanding obligations under the 2007 Credit Facilities.

•	the possibility that we may be unable to replace the 2007 Credit Facilities with alternative credit facilities. We expect that obtaining alternative credit facilities may be difficult given our operating performance, the global macroeconomic environment, and tight credit markets, and any such alternative facilities made available to us could be lesser in amount, more costly or have more onerous conditions.

•	the likelihood that it would be difficult for us to raise additional equity capital under current circumstances, and the requirement in the Amended Credit Agreement that all new equity capital be immediately used to repay obligations under the Credit Facilities.

•	use of what is likely to be all of our cash and that of our subsidiaries for repayment of the Credit Facilities, leaving us without adequate liquidity for normal operations.

•	adverse tax consequences of repatriation of cash held in our foreign subsidiaries to the United States to be used for payment of the Credit Facilities.

•	incurrence of breakage fees related to our interest rate swap.

•	immediate recognition of the remaining costs of issuance of the debt, which previously we have been able to amortize over the term of the debt.

•	related costs and expenses, such as fees for legal representation and consultants.
Off-Balance Sheet Arrangements and Contractual Obligations
     At December 31, 2008, we did not have any transaction, agreement or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended December 31, 2008 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008, except for those discussed above in “Financial Condition, Liquidity and Capital Resources — Credit Facilities”.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at December 31, 2008 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
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
Interest Rate Exposure
     At December 31, 2008, we had outstanding debt under our 2007 Credit Facilities of $25,969. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin was fixed at four percentage points in the Amended Credit Agreement. The costs associated with any required early termination of the swap, related to default under and required repayment of the Amended Credit Facilities, are described above in “Financial Condition, Liquidity and Capital Resources — Credit Facilities”.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at December 31, 2008 would have increased the fair value of the interest rate swap by $450 and each 1% decrease from prevailing interest rates at December 31, 2008 would have decreased the fair value of the interest rate swap by $475.
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
     We performed a sensitivity analysis at December 31, 2008. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     If we are unable to modify the terms of our Credit Facility or negotiate a new credit facility, our outstanding debt could become immediately due and payable.
     The terms of our 2007 Credit Facilities contain financial and non-financial covenants that place restrictions on us and our subsidiaries. At December 31, 2008, as a result of the deteriorating global macroeconomic environment and its adverse impact on our revenue and sales bookings, as well as the magnitude of restructuring and other charges incurred by us in conjunction with realignment of our cost structure over the last four quarters, we were in violation of the leverage and interest coverage covenants. Although we have made all scheduled principal and interest payments through December 31, 2008, the financial covenant violations caused an Event of Default with respect to the 2007 Credit Facilities. The Event of Default gave our lenders, in their discretion, the right to declare all of our obligations to them immediately due and payable, and we therefore classified the entire amount outstanding under our 2007 Credit Facilities as a current liability.
     We negotiated a temporary waiver of the Event of Default under the 2007 Credit Facilities, effective from February 5, 2009 through and including March 6, 2009 (the “Waiver Period”). Provided no additional defaults occur and we comply with all of our agreements with our lenders during the Waiver Period, the right of the lenders to accelerate payment of the 2007 Credit Facilities is waived until March 6, 2009. During the Waiver Period we expect to continue to actively work with our lenders to negotiate terms of a longer-term amendment to our 2007 Credit Facilities that would result in reclassification of our obligations as long term debt. However, the lenders are not obligated to renegotiate amended terms, and additional costs and expenses will be involved. If we are unable to successfully arrange amendments to or replacement of our 2007 Credit Facilities before the end of the Waiver Period, the right of the lenders to demand immediate payment of the 2007 Credit Facilities will automatically be reinstated. Any exercise of that right by the lenders would have a material adverse effect on the Company’s financial condition and ability to maintain sufficient levels of liquidity, as more fully discussed above in “Financial Condition, Liquidity and Capital Resources — Credit Facilities”.
     Our business may be harmed if we cannot maintain our listing on the Nasdaq Global Select Stock Market.
     Variations in our operating results may cause our stock price to fluctuate. Our quarterly operating results have in the past, and may in the future, fluctuate significantly and we have and may continue to incur losses in any given quarter. Our future results of operations have and may again fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline.
     To maintain our listing on the Nasdaq Global Select Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements (amounts below are in thousands of U.S. Dollars, except for share and per share data):
•	minimum $10,000 stockholder’s equity,

•	minimum 750,000 publicly traded shares,

•	minimum $5,000 market value of publicly held shares,

•	$1.00 per share minimum bid price, and

•	two registered and active market makers.
     Any failure to meet the market value requirement must continue for 10 consecutive days and may be cured within 30 days after notification by Nasdaq of non-compliance by meeting the standard for 10 consecutive business days. Any failure to meet the minimum bid price requirement must continue for 30 consecutive days and may be cured within 180 days after notification by Nasdaq of non-compliance by meeting the standard for 10, or in Nasdaq’s discretion 20 or more, consecutive business days. An additional 180 day grace period related to minimum bid price may be provided if the issuer demonstrates that it otherwise meets the criteria applicable to initial listing applications.

     Citing extraordinary market conditions, on October 16, 2008 and again on December 19, 2008 Nasdaq suspended application of the requirements related to minimum market value of listed securities and minimum bid price. On April 20, 2009, the requirements will be reinstated with a new measurement period commencing on that date.
     Since November 14, 2008, the bid price of our common stock has been below $1.00 per share. As of February 2, 2009, the bid price of our common stock was $0.55 per share and our approximate market value for listed securities was $29,700. There can be no assurance that we will meet the continued listing requirements for the Nasdaq Global Select Market, or that we will not be delisted from the Nasdaq Global Select Market in the future. The delisting of our common stock could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.
     The market research industry and our business are vulnerable to fluctuations in general economic conditions.
     The market research industry tends to be adversely affected by slow or depressed business conditions in the market as a whole. Many of our clients treat all or a portion of their market research expenditures as discretionary. As global macroeconomic conditions decline and our clients seek to control variable costs, new bookings tend to slow, existing bookings become increasingly vulnerable to subsequent cancellations and delays, and our sales backlog may convert to revenue more slowly than it has historically. A significant portion of our business involves longer-term tracking studies, which are often renewable on an annual basis. Non-renewal of a large tracking study can have an immediate disproportionate impact on our revenues, and we may have a lag time in adjusting our cost structure to reflect the effects of the non-renewal. Any of the above factors may result in a material adverse impact to our growth, revenues, and earnings.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows our repurchases of our equity securities for the three months ended December 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
		Average	Purchased as Part of	May Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program

October 1, 2008 through October 31, 2008	70	$1.15	—	$—
November 1, 2008 through November 30, 2008	70	0.97	—	—
December 1, 2008 through December 31, 2008	70	0.63	—	—

Total	210	$0.92	—	$—

(1)	Consists solely of shares repurchased from employees to satisfy statutory tax withholding requirements upon the vesting of restricted stock and subsequently retired.
Item 3 — Defaults Upon Senior Securities
     None.

Item 4 — Submission of Matters to a Vote of Security Holders
     The 2008 annual meeting of stockholders was held on October 30, 2008. The following matters were voted upon and received the votes set forth below:
     The individuals named below were re-elected to three-year terms as directors.

	Votes Cast
		Withheld
Director	For	Authority
Mr. Steven L. Fingerhood	36,257,708	959,293
Mr. James R. Riedman	36,178,767	1,038,234
Gregory T. Novak stood for election but resigned from the Board of Directors and declined his nomination prior to the annual meeting. Directors continuing in office and not up for election were George Bell, David Brodsky, Stephen D. Harlan, Howard L. Shecter, Kimberly Till and Antoine G. Treuille.
     A proposal to ratify PricewaterhouseCoopers as the Company’s independent auditors was approved. The voting results for this proposal were as follows:

For	37,021,267	Against	154,002	Abstain	41,731
Item 5 — Other Information
Amendment and Waiver With Respect To Credit Facilities
     We expect to conclude additional amendments to the Amended Credit Agreement with the Agent and Lenders within the 30-day waiver period. A more complete discussion of the covenant violations and related matters is included above in “Financial Condition, Liquidity and Capital Resources — Credit Facilities”.
Item 6 — Exhibits
2.1	Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference).

10.1	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008.

10.2	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008.

10.3*	Agreement dated December 16, 2008 between the Company and Alix Partners LLP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.4*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.5*	Description of amended terms of Corporate Bonus Plan and Business Unit Bonus Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.6*	Separation Agreement with Stephan Sigaud.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2009	Harris Interactive Inc.
	By:	/s/ Deborah Rieger-Paganis
Deborah Rieger-Paganis
Interim Chief Financial Officer and Treasurer (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index
2.1	Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference).

10.1	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008.

10.2	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008.

10.3*	Agreement dated December 16, 2008 between the Company and Alix Partners LLP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.4*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.5*	Description of amended terms of Corporate Bonus Plan and Business Unit Bonus Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.6*	Separation Agreement with Stephan Sigaud.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement