Form 10-Q
period 2009-03-31
HARRIS INTERACTIVE INC
filed 2009-05-08
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
     On May 1, 2009, 53,848,552 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,504	$32,874
Marketable securities	1,414	—
Accounts receivable, net	28,932	34,940
Unbilled receivables	5,741	11,504
Prepaid expenses and other current assets	7,921	8,753
Deferred tax assets	—	3,959

Total current assets	59,512	92,030

Property, plant and equipment, net	8,610	11,953
Goodwill	—	42,805
Other intangibles, net	18,358	23,302
Deferred tax assets	2,095	14,606
Other assets	2,321	2,353

Total assets	$90,896	$187,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,485	$10,779
Accrued expenses	20,269	25,611
Current portion of long-term debt	6,925	6,925
Deferred revenue	15,708	16,226

Total current liabilities	49,387	59,541

Long-term debt	17,313	22,506
Deferred tax liabilities	4,658	4,035
Other long-term liabilities	3,599	2,331
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and June 30, 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,848,552 shares issued and outstanding at March 31, 2009 and 53,783,980 shares issued and outstanding at June 30, 2008	54	54
Additional paid-in capital	184,610	182,709
Accumulated other comprehensive income	676	10,680
Accumulated deficit	(169,401)	(94,807)

Total stockholders’ equity	15,939	98,636

Total liabilities and stockholders’ equity	$90,896	$187,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue from services	$39,917	$57,322	$140,857	$175,224

Operating expenses:
Cost of services	24,912	34,150	87,474	102,983
Selling, general and administrative	15,159	20,980	51,884	60,922
Restructuring and other charges	5,341	1,900	11,813	1,900
Depreciation and amortization	1,832	2,161	5,827	6,304
Goodwill impairment charge	—	—	40,250	—

Total operating expenses	47,244	59,191	197,248	172,109

Operating income (loss)	(7,327)	(1,869)	(56,391)	3,115
Interest and other income	54	230	379	909
Interest expense	(647)	(514)	(2,477)	(1,477)

Income (loss) from continuing operations before income taxes	(7,920)	(2,153)	(58,489)	2,547

Provision (benefit) for income taxes (Note 10)	(1,209)	(20)	16,105	1,638

Income (loss) from continuing operations	(6,711)	(2,133)	(74,594)	909
Income from discontinued operations, net of provision for income taxes	—	—	—	124

Net income (loss)	$(6,711)	$(2,133)	$(74,594)	$1,033

Basic net income (loss) per share:
Continuing operations	$(0.12)	$(0.04)	$(1.39)	$0.02
Discontinued operations	—	—	—	—

Basic net income (loss) per share	$(0.12)	$(0.04)	$(1.39)	$0.02

Diluted net income (loss) per share:
Continuing operations	$(0.12)	$(0.04)	$(1.39)	$0.02
Discontinued operations	—	—	—	—

Diluted net income (loss) per share	$(0.12)	$(0.04)	$(1.39)	$0.02

Weighted-average shares outstanding — basic	53,716,854	52,923,113	53,480,815	52,776,473

Weighted-average shares outstanding — diluted	53,716,854	52,923,113	53,480,815	52,989,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(74,594)	$1,033
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	6,944	7,447
Deferred taxes	17,087	2,096
Stock-based compensation	1,752	3,142
Goodwill impairment charge	40,250	—
401(k) stock-based matching contribution	—	951
Amortization of deferred financing costs and premium on marketable securities	106	80
Gain on sale of discontinued operations	—	(220)
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	2,883	5,654
Unbilled receivables	4,687	1,410
Prepaid expenses and other current assets	(596)	(2,602)
Other assets	(173)	(304)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(3,869)	(4,073)
Accrued expenses	(3,508)	(2,346)
Deferred revenue	199	923
Other liabilities	1,276	313
Net cash (used in) operating activities of discontinued operations	—	(61)

Net cash provided by (used in) operating activities	(7,556)	13,443

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(21,727)
Purchases of marketable securities	(3,703)	(15,000)
Proceeds from maturities and sales of marketable securities	2,284	19,420
Capital expenditures	(1,161)	(2,417)
Proceeds from sale of discontinued operations	—	219
Net cash (used in) investing activities of discontinued operations	—	(21)

Net cash (used in) investing activities	(2,580)	(19,526)

Cash flows from financing activities:
Increase in borrowings, net of financing costs	—	14,525
Repayment of borrowings	(5,194)	(6,917)
Proceeds from exercise of employee stock options and employee stock purchases	152	296
Excess tax benefits from share-based payment awards	—	33

Net cash provided by (used in) financing activities	(5,042)	7,937

Effect of exchange rate changes on cash and cash equivalents	(2,192)	469

Net increase (decrease) in cash and cash equivalents	(17,370)	2,323
Cash and cash equivalents at beginning of period	32,874	28,911

Cash and cash equivalents at end of period	$15,504	$31,234

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
     During the three months ended March 31, 2009, the Company reviewed the presentation of its financial statements and decided to make two changes within its unaudited consolidated statements of operations, specifically:
•	Inclusion of unbillable professional staff time in “Cost of services” — In prior periods, the costs associated with professional staff time that were not directly billable to a client project were reclassified to the “Selling, general and administrative” expense line. These costs will now be included in “Cost of services,” as the Company believes that this presentation best reflects the true cost associated with its professional staff. All prior periods presented herein have been reclassified to conform with current period presentation.

•	Elimination of “Sales and marketing” expense line — Expenses from selling and marketing activities will now be included within the “Selling, general and administrative” expense line. As the Company has streamlined its selling process to place greater emphasis on involving professional staff its selling efforts, it no longer believes that separately presenting expenses associated with its selling efforts provides meaningful information for investors. All prior periods presented herein have been reclassified to conform with current period presentation.
     These changes were designed to ensure that the Company’s financial statements can be more easily analyzed against the Company’s peer group, and to ensure that they are presented in a manner consistent with how the current management team manages the business.

     The impact of the changes described above to “Cost of services” and “Selling, general and administrative” expense for the periods presented is shown below:

	Three Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2008
Cost of services:
Previously reported	$28,914	$87,373
Reclassification of unbillable professional staff time	5,236	15,610

As reclassified	$34,150	$102,983

Selling, general and administrative:
Previously reported	$26,978	$77,294
Reclassification of unbillable professional staff time	(5,236)	(15,610)
Reclassification of contractually obligated payment to senior executive (see Note 4)	(762)	(762)

As reclassified	$20,980	$60,922
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
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will adopt SFAS No. 141(R) on July 1, 2009, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements, as discussed in Note 14, “Commitments and Contingencies”.
SFAS No. 162
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for nongovernmental entities in the United States. Adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.
4. Restructuring and Other Charges
Restructuring
     Fiscal 2009
     During the third quarter, the Company took actions to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company reduced headcount at its U.S. facilities by 92 full-time employees and announced plans to reduce headcount at its U.K. facilities by up to 30 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions are $2,656 and $389, respectively, all of which will involve cash payments. The reductions in staff were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and will be completed by May 2009 in the U.K. The Company expects the related cash payments to be completed by March 2010 in the U.S. and June 2009 in the U.K.
     At March 31, 2009, the Company reviewed the estimate of anticipated sublease rental income for its Rochester, New York offices, located at 135 Corporate Woods. This review, prompted by adverse changes in real estate market conditions, resulted in a decrease to the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease rental income. This change in estimate resulted in a charge of $35 for the three months ended March 31, 2009.
     Previously, during the second quarter, the Company took actions to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and the Company expects the related cash payments to be completed by December 2009.

     Additionally during the second quarter, the Company substantially vacated leased space at 135 Corporate Woods. The Company incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed by December 2008. The Company expects the related cash payments to be completed by June 2010.
     At December 31, 2008, the Company reviewed the estimates of anticipated sublease rental income for its Grandville, MI and Norwalk, CT offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with its reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease to the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease rental income. This change in estimate resulted in a charge of $366 for the three months ended December 31, 2008.
     The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three and nine months ended March 31, 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Severance obligations	$3,045	$500	$5,306	$500
Lease commitments	35	638	894	638
Reversals of prior accruals	(114)	—	(114)	—

	$2,966	$1,138	$6,086	$1,138

     The following table summarizes activity during the nine months ended March 31, 2009 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs			Non-Cash	March 31,
	2008	Incurred	Reversals	Cash Payments	Settlements	2009

Severance payments	$670	$5,306	$(114)	$(2,100)	$—	$3,762
Lease commitments	570	894	—	(315)	—	1,149

Remaining reserve	$1,240	$6,200	$(114)	$(2,415)	$—	$4,911

     Other Charges
     Other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations for the three and nine months ended March 31, 2009 included the following:
•	Contractually obligated payments to former executives — In connection with their departures from the Company during the nine months ended March 31, 2009, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated payments, all of which are cash payments. These cash payments will be completed in December 2010, December 2009 and February 2010, respectively.

For the three and nine months ended March 31, 2008, the Company incurred $762 in severance charges for Leonard R. Bayer, its former Executive Vice President, Chief Scientist and Chief Technology Officer, in connection with his retirement, which was effective March 31, 2008. This amount was reclassified from the “Selling, general and administrative” expense line in the Company’s unaudited consolidated statements of operations to conform with current year presentation.

•	Performance improvement consultant fees — The Company has retained a consulting firm to assist with performance improvement initiatives, bank negotiations and interim CFO services and have incurred fees for services rendered.

•	Bank negotiation legal fees — The Company incurred legal fees in connection with the bank negotiations related to the amendment of its credit facilities, as more fully described in Note 8, “Borrowings.”

•	Other — Included in “Other” is the bad debt expense for a note receivable for which collectability has become doubtful and recruitment fees for senior executives.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Performance improvement consultant fees	$1,102	—	$2,803	—
Contractually obligated payments to former executives	378	762	1,997	762
Bank negotiation legal fees	321	—	321	—
Other	574	—	606	—

	$2,375	$762	$5,727	$762

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
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Recurring Fair Value Measurements
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash equivalents	$—	$3,820	$—	$3,820
Available for sale marketable securities	—	1,414	—	1,414

Total	$—	$5,234	$—	$5,234

Financial liabilities:
Interest rate swap contract	$—	$1,617	$—	$1,617

     The fair value of the Company’s cash equivalents and available for sale marketable securities were derived from quoted market prices for similar instruments, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

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
     Based on its consideration of the above-noted factors, the Company concluded that an interim period goodwill impairment evaluation was necessary at December 31, 2008. Accordingly, the Company performed the initial step of its impairment evaluation and determined that the carrying value of its reporting unit’s net assets exceeded their fair value. The fair value of the reporting unit was determined using a discounted cash flow analysis, which used a discount rate based on the Company’s best estimate of the after-tax weighted average cost of capital, adjusted for the financial risk associated with its future operations.
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
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 were as follows:

Balance at July 1, 2008	$42,805
Prior period purchase accounting adjustment of deferred taxes	(151)
Foreign currency translation adjustments	(2,404)
Impairment charge	(40,250)

Balance at March 31, 2009	$—

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
     Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to the Company’s income approach:
•	Business Projections — The Company makes assumptions about the level of demand for its services in the marketplace. These assumptions drive the Company’s planning assumptions for revenue growth. The Company also makes assumptions about its cost levels. These assumptions are key inputs for developing the Company’s cash flow projections. These projections are derived using the Company’s internal business plan.

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect the Company’s assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates and foreign currency exchange rates.

     During the three months ended December 31, 2008, as a result of the factors discussed in Note 6, “Goodwill”, the Company tested its asset groups for recoverability under SFAS No. 144. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, the Company did not record an impairment charge for any of its long-lived assets during the three months ended December 31, 2008. No additional facts and circumstances arose during the three months ended March 31, 2009 which caused the Company to change this conclusion.
     Acquired intangible assets subject to amortization consisted of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009
	Weighted-Average	Gross		Net
	Useful Amortization	Carrying	Accumulated	Book
	Period (in years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,767	$1,767	$—
Internet respondent database	7.0	3,169	1,893	1,276
Customer relationships	9.6	19,236	5,677	13,559
Trade names	16.4	5,263	1,740	3,523

Total		$29,435	$11,077	$18,358

	June 30, 2008
	Weighted-Average	Gross		Net
	Useful Amortization	Carrying	Accumulated	Book
	Period (in years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,770	$1,763	$7
Internet respondent database	7.1	3,617	1,682	1,935
Customer relationships	9.6	22,231	4,594	17,637
Trade names	16.1	5,364	1,641	3,723

Total		$32,982	$9,680	$23,302

Changes in the gross carrying amount of the Company’s acquired intangible assets from June 30, 2008 to March 31, 2009 were the result of foreign currency exchange rate fluctuations during the period.
Amortization expense for the three and nine months ended March 31 was as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Aggregate amortization expense	$727	$868	$2,287	$2,828

Estimated amortization expense for the fiscal years ending June 30:
2009	$2,943

2010	$2,561

2011	$2,556

2012	$2,556

2013	$2,397

Thereafter	$7,632

8. Borrowings
     On September 21, 2007, the Company entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto, pursuant to which the Lenders made available certain credit facilities. As of December 31, 2008, the Company was in violation of the leverage and interest coverage covenants under the terms of the 2007 Credit Agreement. The Company obtained a 30-day waiver of the covenant violations from the Lenders on February 5, 2009, and in connection with the waiver, the 2007 Credit Agreement was amended (“First Amendment”). The Company obtained an additional 60-day extension of the waiver on March 6, 2009. On May 6, 2009 and effective as of that date, the Company entered into a further amendment (the “Second Amendment”) to the 2007 Credit Agreement, pursuant to which the prior covenant defaults were permanently waived and the Company was again in compliance with the terms of the 2007 Credit Agreement, as amended.
The Credit Agreement
     The principal terms of the 2007 Credit Agreement, as amended by the First Amendment and the Second Amendment, are described below:
2007 Credit Agreement First and Second Amendment Availability: $25,000 Revolving Line Up to $10,000 of Revolving Line may be used to back Letters of Credit $25,000 Revolving Line increased availability at Lender discretion $12,000 Term Loan A $19,825 Term Loan B $ 2,900 Term Loan C $28,275 Term Loan additional availability at Company discretion

2007 Credit Agreement First and Second Amendment $5,000 Revolving Line Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period The Revolving Line may be used to back Letters of Credit No Revolving Line increased availability at Lender discretion Term Loan A – unchanged Term Loan B and C – consolidated and otherwise unchanged No additional Term Loan availability at Company discretion Interest: Company option: Base Rate (greater of Federal Funds Rate plus 0.5% or Prime) plus 0.5% OR LIBOR plus spread ranging between 0.625% and 1%, based upon leverage ratio The Company elected LIBOR option for Term Loans, and entered into interest swap agreement fixing LIBOR rate at 5.08% through September 21, 2012. With the spread, the effective rate on the Term Loans was 5.955% at December 31, 2008. Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears Company option: Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4% OR LIBOR plus 4% under First Amendment and 5% under Second Amendment The Company election of LIBOR and interest swap agreement remained unchanged. With the spread, the effective rate on the Term Loans is 9.08% under the First Amendment, and 10.08% after the Second Amendment Payment schedule is unchanged Unused Facility Fees: Based upon leverage ratio, fee of between .10% and .175% of unused Revolving Line amount Fee fixed at .5% of unused Revolving Line amount under the First Amendment, and 1.0% after the Second Amendment Principal Payments: Term Loan Maturity – September 21, 2012 Revolving Line Maturity– September 21, 2012 Revolving Line — payable at maturity Quarterly Term Loan Payments: Term Loan A — $600 quarterly Term Loan B — $991 quarterly Term Loan C — $140 quarterly Term Loan Maturity – unchanged Revolving Line Maturity– July 15, 2010 Revolving Line and Term Loan payment schedules are unchanged Financial Covenants: Minimum Consolidated Interest Coverage Ratio of 3.00:1.0 Maximum Consolidated Leverage Ratio of 2.50:1.0 Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.0 and 1.75:1.0 Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.0 and 2.00:1.0 Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400 Collateral: Unsecured Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

     The 2007 Credit Agreement contained customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, the Company may freely transfer assets and incur obligations among its domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.
     At March 31, 2009, the required principal repayments of Term Loans A and B (including as Term Loan B and C were consolidated into Term Loan B) for the remaining three months of the fiscal year and the four succeeding fiscal years were as follows:

	Term Loan A	Term Loan B	Total

2009	$600	$1,131	$1,731
2010	2,400	4,525	6,925
2011	2,400	4,525	6,925
2012	2,400	4,525	6,925
2013	600	1,132	1,732

	$8,400	$15,838	$24,238

Interest Rate Swap
     Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A, B and C so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $24,238 at March 31, 2009, which was the same as the outstanding amount of the term loans. The applicable spreads referenced in the table above are added to the 5.08% rate fixed by the interest rate swap.
     The terms of the interest rate swap remain unaffected by the First or Second Amendments. The interest rate swap will continued to be accounted for in accordance with SFAS No. 133.
     At March 31, 2009, the Company recorded a liability of $1,617 in the “Other liabilities” line item of its unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As a result of the covenant violations noted above, it was determined that the interest rate swap was not an effective cash flow hedge at both December 31, 2008 and March 31, 2009. Accordingly, the Company recorded charges to interest expense to reflect the ineffectiveness of the swap of $961 for the three months ended December 31, 2008 and $56 for the three months ended March 31, 2009.
9. Stock-Based Compensation
     The Company recognizes expense for its share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

     The following table illustrates stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of operations for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of services	$13	$25	$79	$82
Selling, general and administrative	285	929	1,673	3,060

	$298	$954	$1,752	$3,142

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the nine months ended March 31, 2009:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	5,804,172	$5.32
Granted	1,000,000	1.05
Forfeited	(3,026,140)	5.20
Exercised	—	—

Options outstanding at March 31	3,778,032	$4.29

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the nine months ended March 31, 2009:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	555,574	$3.79
Granted	128,833	1.04
Forfeited	(410,940)	3.47
Vested	(130,760)	3.48

Restricted shares outstanding at March 31	142,707	$2.51

     At March 31, 2009, there was $1,582 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.9 years.
10. Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the Company periodically evaluates the realizability of its deferred tax assets. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. During the second fiscal quarter, the Company’s judgment regarding its U.S. deferred tax assets changed based upon that assessment. The current macroeconomic environment and the Company’s U.S. losses in the most recent three-year period present significant negative evidence such that a valuation allowance against its net U.S. deferred tax assets is required. Accordingly, the Company recorded a valuation allowance of $18,861 in the three months ended December 31, 2008 against the deferred tax assets of its U.S. operations. The Company will continue to assess the realizability of these deferred tax assets in accordance with SFAS No. 109 and will adjust the valuation allowance should all or a portion become realizable in the future. No adjustments were made to this assessment during the three months ended March 31, 2009.

11. Comprehensive Income (Loss)
     The components of the Company’s total comprehensive income (loss) for the three and nine months ended March 31 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss), as reported	$(6,711)	$(2,133)	$(74,594)	$1,033
Foreign currency translation adjustments	(1,077)	2,007	(10,185)	6,361
Change in fair value of interest rate swap	134	(785)	166	(1,673)
Unrealized gain (loss) on marketable securities	(9)	—	15	(4)

Total comprehensive income (loss)	$(7,663)	$(911)	$(84,598)	$5,717

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
     The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$(6,711)	$(2,133)	$(74,594)	$1,033

Denominator:
Weighted average number of common shares used in the calculation of basic net income (loss) per share	53,716,854	52,923,113	53,480,815	52,776,473
Dilutive effect of outstanding stock options and restricted stock	—	—	—	212,530

Shares used in the calculation of diluted net income (loss) per share	53,716,854	52,923,113	53,480,815	52,989,003

Net income (loss) per share:
Basic	$(0.12)	$(0.04)	$(1.39)	$0.02

Diluted	$(0.12)	$(0.04)	$(1.39)	$0.02

     Unvested restricted stock and unexercised stock options to purchase 3,920,739 and 5,918,209 shares of the Company’s common stock for the three months ended March 31, 2009 and 2008, respectively, at weighted-average prices per share of $4.23 and $5.50, respectively, were not included in the computations of diluted net income (loss) per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods. Unvested restricted stock and unexercised stock options to purchase 3,920,739 and 5,599,677 shares of the Company’s common stock for the nine months ended March 31, 2009 and 2008, respectively, at weighted-average prices per share of $4.23 and $5.60, respectively, were not included in the computations of diluted net income (loss) per share because their grant prices were greater than the average market price of the Company’s common stock during the respective periods.

13. Enterprise-Wide Disclosures
     The Company is comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong and Singapore, and, to a more limited extent, China. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.
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
     Geographic information for the periods presented herein was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue from services
United States	$24,128	$36,066	$86,457	$114,154
United Kingdom	7,137	9,756	24,747	30,319
Canada	4,543	7,552	15,348	18,157
Other European countries	3,190	3,425	10,539	10,745
Asia	919	523	3,766	1,849

Total revenue from services	$39,917	$57,322	$140,857	$175,224

Operating income (loss) (1)
United States	$(5,875)	$(1,222)	$(43,152)	$4,132
United Kingdom	(242)	(122)	(2,824)	118
Canada	(670)	128	(4,279)	(569)
Other European countries	(314)	(104)	(5,373)	234
Asia	(226)	(549)	(763)	(800)

Total operating income (loss) (1)	$(7,327)	$(1,869)	$(56,391)	$3,115

	At March 31,	At March 31,	At June 30,
	2009	2008	2008
Long-lived assets
United States	$5,414	$6,598	$6,733
Canada	1,746	2,823	2,858
United Kingdom	1,045	1,963	1,812
Other European countries	281	383	340
Asia	124	234	210

Total long-lived assets	$8,610	$12,001	$11,953

Net Deferred tax assets
United States	$—	$14,292	$18,218
Canada	(2,318)	(3,299)	(3,191)
United Kingdom	277	478	347
Other European countries	(544)	(949)	(844)
Asia	22	(131)	—

Total deferred tax assets	$(2,563)	$10,391	$14,530

(1)	Operating loss for the nine months ended March 31, 2009 included a $40,250 impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.
14. Commitments and Contingencies
Derivative Financial Instruments
     On January 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 had no impact on the Company’s unaudited consolidated financial statements and only required additional financial statement disclosures. The Company has applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.
     As discussed in Note 8, “Borrowings”, the Company uses an interest rate swap to manage the economic effect of the variable interest obligation on its outstanding debt under the Credit Facilities so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. The critical terms of the interest rate swap match those of the outstanding debt, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, the Company has designated its interest rate swap as a qualifying instrument and accounts for it pursuant to SFAS No. 133. The unrealized losses on the interest rate swap are included in accumulated other comprehensive loss and the corresponding fair value payables are included in other liabilities in the Company’s unaudited consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the outstanding debt, are recorded as interest expense.
Fair Value of Derivative Instruments in Unaudited Consolidated Balance Sheet

	March 31, 2009
	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other liabilities	$1,617

Total derivatives designated as hedging instruments		$1,617

Total derivatives		$1,617

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of		Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified		Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into		(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)		Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2009		March 31, 2009
Cash flow hedges:
Interest rate swaps	$—	$—	Interest expense	$(56)	Interest and other income

Non-Cancelable Leases
     The Company has several non-cancelable operating leases for office space and equipment. Except as discussed below, there have been no changes to the financial obligations for material leases during the nine months ended March 31, 2009 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
     Effective December 31, 2008, the Company entered into the Ninth Amendment and Partial Surrender Agreement (the “9th Amendment”) to its lease with Bellemead Development Corporation for its offices located at 5 Independence Way, Princeton, New Jersey (the “Princeton Lease”). Material terms of the 9th Amendment are as follows:
•	The Company surrendered approximately 5,627 rentable square feet of the rented space and, as of the date that the landlord completes its work to separate the surrendered rented space from the retained rented space (the “Effective Date of Surrender”), will be obligated under the Princeton Lease only for approximately 23,485 rentable square feet that remain.

•	The expiration date of the Princeton Lease was extended from February 28, 2011 to a date ten years following the Effective Date of Surrender.

•	Annual rent under the Princeton Lease will be as follows, effective as of the Effective Date of Surrender:
•	$599, payable in monthly installments of $50, plus any shared building expenses, for the first three years,

•	$622, payable in monthly installments of $52, plus any shared building expenses, for the next three years, and

•	$646, payable in monthly installments of $54, plus any shared building expenses, for the last four years.
     Amendment to Canadian Share Purchase Agreement
     Effective as of January 1, 2009 (the “Effective Date”), the Company and its wholly-owned indirect subsidiary, 2144798 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Canco”), and all of the former stockholders of Decima Research Inc. (such stockholders, collectively, the “Decima Sellers”), a corporation amalgamated under the laws of the Province of Ontario, Canada, now known as Harris Decima Inc. (“Harris/Decima”) entered into an Amendment to the Share Purchase Agreement, dated January 25, 2009 (the “Share Purchase Amendment”) by and among the Company, Canco and the Decima Sellers, dated August 16, 2007 (the “Decima Purchase Agreement”). The material terms of the Share Purchase Amendment are as follows:

•	The short term earn-out and long term earn-out payments provided for in the Decima Purchase Agreement were replaced by a post-closing payment of CAD$2,000, payable in installments as follows: (a) CAD$250 on January 1, 2009, (b) CAD$250 on June 30, 2009, and (c) CAD$500 on each of June 30, 2010, 2011 and 2012.

•	The unpaid portion of the post-closing payment is now subject to a formula-based, automatic reduction if any of the Decima Sellers (other than Bruce A. Anderson, the former president of Harris/Decima) voluntarily or otherwise terminates his or her employment with Harris/Decima prior to June 30, 2012.

•	Canco will cause Harris/Decima to implement a performance incentive bonus plan providing for payment of performance bonuses in an annual aggregate maximum of CAD$500 in each of fiscal years 2009-2012, subject to achievement of budgeted and projected EBITDA levels.
Except as modified by the Amendment, the terms of the Decima Purchase Agreement remain unchanged.
15. Related-Party Transactions
     On December 16, 2008, the Company entered into an agreement (the “Alix Agreement”) with AlixPartners LLP (“Alix”) pursuant to which Deborah Rieger-Paganis, an employee of Alix, has served as interim Chief Financial Officer (“CFO”) of the Company since December 20, 2008. The Alix Agreement, among its material terms, provides for the engagement of Alix to provide interim management, financial advisory, and consulting services to the Company, including:
•	Alix’s agreement to provide Ms. Rieger-Paganis to serve as interim chief financial officer of the Company at an hourly rate plus out-of-pocket expenses,

•	Alix’s agreement to provide other consulting assistance to the Company at hourly rates dependent upon the particular consultant involved,

•	payment by the Company of a retainer to Alix, refundable to the extent not earned,

•	agreement of Alix to preserve the confidentiality of non-public confidential and proprietary information received in the course of the engagement,

•	preservation of intellectual property rights of Alix in its methodologies, processes, and the like, and ownership by the Company of work product created specifically for the Company,

•	agreement of the Company to provide specified insurance and to indemnify Alix under specified circumstances,

•	ability of Alix or the Company to terminate the arrangement at will,

•	limitation of Alix liability, and

•	arbitration of disputes.
     In addition, since July 2008, the Company has separately engaged Alix to provide performance improvement, financial advisory and consulting services to the Company on an hourly basis. Through March 31, 2009, the Company incurred $2,904 in expenses related to services provided by Alix, of which $2,803 and $101 were reported in the “Restructuring and other charges” and “Selling, general and administrative” lines, respectively, of the Company’s unaudited consolidated statement of operations for the period then ended. Of those expenses, $423 are in relation to the interim CFO arrangement described above.
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
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 15, 2008, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2008 (filed on November 7, 2008) and December 31, 2008 (filed on February 9, 2009). Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, and our ability to develop and maintain products and services attractive to the market.
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
Year-to-Date
     Over the past several months of fiscal 2009, we have taken a number of steps that we believe are critical to our ability to restore revenue and profitability. For example, we have:
•	re-aligned our cost structure with business needs, by proactively taking the actions described below under “Restructuring and Other Charges,” which we expect will yield nearly $21 million in annualized savings,

•	reorganized our U.S. operations into integrated client-oriented vertical teams to concentrate more resources on client issues, deliver stronger insights and create greater overall value,

•	formed global centers of excellence to better develop and deliver products and solutions into the marketplace,

•	continued recruitment initiatives to attract top talent to augment the strong talent already at the Company,

•	named a President of Global Solutions to oversee the centers of excellence, oversee new product development and manage the Harris Poll, as well as a President of Global Loyalty Solutions, and

•	named a Global Executive Vice President of Technology and Operations who will enable us to leverage

•	technology, to streamline and improve our operations and create new revenue streams through product innovation and advanced methodologies.
     We believe it is likely that the unfavorable global macroeconomic conditions, which have negatively impacted our revenue and profitability during fiscal 2009 as described in more detail below, may continue to persist. According to industry analysts at Inside Research, 80% of market research buyers face cutbacks of their market research budgets in calendar 2009, compared with only 30% in calendar 2008. Despite this outlook, we remain focused on continuing to implement our strategy to grow revenue and regain market share by capitalizing on our strong brand and leveraging the expertise and insights our client teams possess, all with an eye toward a sustaining future for Harris.
Restructuring and Other Charges
Restructuring
     During the third quarter, we took actions to re-align the cost structure of our U.S. and U.K. operations. Specifically, we reduced headcount at our U.S. facilities by 92 full-time employees and announced plans to reduce headcount at our U.K. facilities by up to 30 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions are $2,656 and $389, respectively, all of which will involve cash payments. These actions were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and will be completed by May 2009 in the U.K. We expect the related cash payments to be completed by March 2010 in the U.S. and June 2009 in the U.K.
     At March 31, 2009, we reviewed the estimate of anticipated sublease rental income for our Rochester, New York offices, located at 135 Corporate Woods. This review, prompted by adverse changes in real estate market conditions, resulted in a decrease to our estimate of the portion of the remaining lease obligation period over which we expects to derive sublease rental income. This change in estimate resulted in a charge of $35 for the three months ended March 31, 2009.
     Previously, during the second quarter, we took actions to re-align the cost structure of our U.S. operations. Specifically, we reduced headcount at our U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and we expect the related cash payments to be completed by December 2009.
     Additionally during the second quarter, we substantially vacated leased space at 135 Corporate Woods. We incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed by December 2008. We expect the related cash payments to be completed by June 2010.
     At December 31, 2008, we reviewed the estimates of anticipated sublease rental income for our Grandville, MI and Norwalk, CT offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with our reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease to our estimate of the portion of the remaining lease obligation period over which we expects to derive sublease rental income. This change in estimate resulted in a charge of $366 for the three months ended December 31, 2008.
     Restructuring charges for the three and nine months ended March 31, 2009 totaled $2,966 and $6,086, respectively. We expect that the headcount and leased space reductions described above will result in approximately $21,000 in annualized savings.
Other Charges
     Other charges, which totaled $2,375 and $5,727 for the three and nine months ended March 31, 2009, respectively, included the following:

•	Contractually obligated payments to former executives — In connection with their departures, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated payments, all of which are cash payments. These cash payments will be completed in December 2010, December 2009 and February 2010, respectively.

•	Performance improvement consultant fees — We have retained a consulting firm to assist with performance improvement initiatives, bank negotiations and interim CFO services and have incurred fees for services rendered.

•	Bank negotiation legal fees — We incurred legal fees in connection with the bank negotiations related to the amendment of its credit facility.

•	Other — Included in “Other” is the bad debt expense for a note receivable for which collectability has become doubtful and recruitment fees for senior executives.
     For additional details about restructuring and other charges, see Note 4, “Restructuring and Other Charges” to our unaudited consolidated financial statements contained in this Form 10-Q.
Impairment Considerations
     Goodwill
     At September 30, 2008, we considered the incremental decline in our stock price from $2.01 at June 30 to $1.73 at the end of September. At that time, we concluded that this decline was short-term in nature and absent factors to the contrary, did not trigger a review for impairment outside of our next scheduled annual impairment evaluation date, June 30, 2009.
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
     Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to our income approach:
•	Business Projections — We make assumptions about the level of demand for our services in the marketplace. These assumptions drive our planning assumptions for revenue growth. We also make assumptions about our cost levels. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plan.

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect the our assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates and foreign currency exchange rates.
     During the three months ended December 31, 2008, as a result of the factors discussed above under “Goodwill”, we tested our asset groups for recoverability under SFAS No. 144. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, we did not record an impairment charge for any of our long-lived assets during the three months ended December 31, 2008. No additional facts and circumstances arose during the three months ended March 31, 2009 which would have caused us to change this conclusion.
Deferred Tax Valuation Allowance
     In accordance with SFAS No. 109, Accounting for Income Taxes, we periodically evaluate the realizability of our deferred tax assets. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. During the second fiscal quarter, our judgment regarding our U.S. deferred tax assets changed based upon that assessment. The current macroeconomic environment and our U.S. losses in the most recent three-year period present significant negative evidence such that a valuation allowance against our net U.S. deferred tax assets is required. Accordingly, we recorded a valuation allowance of $18,861 in the three months ended December 31, 2008 against the deferred tax assets of our U.S. operations. We will continue to assess the realizability of these deferred tax assets in accordance with SFAS No. 109 and will adjust the valuation allowance should all or a portion become realizable in the future. No adjustments were made to our assessment during the three months ended March 31, 2009.
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
     During the nine months ended March 31, 2009, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008.
Results of Operations
     Three Months Ended March 31, 2009 Versus Three Months Ended March 31, 2008
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2009 and 2008, respectively:

	2009	%	2008	%
Revenue from services	$39,917	100.0%	$57,322	100.0%

Operating expenses:
Cost of services	24,912	62.4	34,150	59.6
Selling, general and administrative	15,159	38.0	20,980	36.6
Restructuring and other charges	5,341	13.4	1,900	3.3
Depreciation and amortization	1,832	4.6	2,161	3.8

Operating income (loss)	(7,327)	(18.4)	(1,869)	(3.3)
Interest and other income	54	0.1	230	0.4
Interest expense	(647)	(1.6)	(514)	(0.9)

Income (loss) from continuing operations before taxes	(7,920)	(19.8)	(2,153)	(3.8)

Provision (benefit) for income taxes	(1,209)	(3.0)	(20)	(0.0)

Net income (loss)	$(6,711)	(16.8)	$(2,133)	(3.7)

     Revenue from services. Revenue from services decreased by $17,405, or 30.4%, to $39,917 for the three months ended March 31, 2009 compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors and included a negative foreign exchange rate impact of $4,393 compared with the same prior year period.
     North American revenue decreased by $14,947 to $28,671 for the three months ended March 31, 2009 compared with the same prior year period, a decrease of 34.3%. By country, North American revenue for the three months ended March 31, 2009 was comprised of:
•	Revenue from U.S. operations of $24,128, down 33.1% compared with $36,066 for the same prior year period. The decline in U.S. revenue was largely the result of the adverse macroeconomic trends discussed above, which have resulted in revenue declines across the majority of our U.S. research groups compared with the same prior year period.

•	Revenue from Canadian operations of $4,543, down 39.8% compared with $7,552 for the same prior year period. The decrease in Canadian revenue was principally driven by a $1,141 negative foreign exchange rate impact on Canadian revenue compared with the same prior year period, as well as decreases in the research budgets at several of our Canadian unit’s key clients. On a local currency basis, Canadian revenue decreased by 24.7% compared with the same prior year period.
     European revenue decreased by $2,854 to $10,327 for the three months ended March 31, 2009 compared with the same prior year period, a decrease of 21.7%. By country, European revenue for the three months ended March 31, 2009 was comprised of:
•	Revenue from U.K. operations of $7,137, down 26.8% compared with $9,756 for the same prior year period. U.K. revenue included a $2,725 negative foreign exchange rate impact, which drove the decrease in U.K. revenue from the same prior year period. On a local currency basis, U.K. revenue increased by 1.5% compared with the same prior year period.

•	Revenue from French operations of $2,004, up 8.9% compared with $1,841 for the same prior year period. French revenue for the three months ended March 31, 2009 included a $314 negative foreign exchange rate impact compared with the same prior year period. On a local currency basis, French revenue increased by 23.8% compared with the same prior year period. The increase in French revenue was principally driven by growth within the Healthcare and Consumer research groups.

•	Revenue from German operations of $1,186, down 25.1% compared with $1,584 for the same prior year period. German revenue for the three months ended March 31, 2009 included a $194 negative foreign exchange rate impact compared with the same prior year period. On a local currency basis, German revenue decreased by 16.8% compared with the same prior year period. The decrease in German revenue was principally driven by decreases in the research budgets at several of our German unit’s key clients.
     Asian revenue increased by $396 to $919 for the three months ended March 31, 2009, an increase of 75.7% compared with the same prior year period. The increase was principally impacted by increased focus on driving business with clients in the pharmaceutical, telecommunications and hotel industries. The impact of the foreign exchange rate on Asian revenue was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $24,912, or 62.4% of total revenue, for the three months ended March 31, 2009, compared with $34,150, or 59.6% of total revenue, for the same prior year period. Cost of services was impacted by the mix of projects during the quarter when compared with the same prior year period, the declines in revenue discussed above, and the headcount reductions taken during this fiscal year, which are more fully described above under “Restructuring.” Cost of services as a percentage of revenue for the three months ended March 31, 2009 was greater than the same prior year period given the pace of the declines in revenue relative to our cost reductions.
     Sales, general and administrative. Selling, general and administrative expense was $15,159, or 38.0% of total revenue, for the three months ended March 31, 2009, compared with $20,980, or 36.6% of total revenue, for the same prior year period. Sales, general and administrative expense was principally impacted by the following when compared with the same prior year period:
•	a $3,405 decrease in payroll-related expense, driven by the headcount reductions taken throughout this fiscal year,

•	a $656 decrease in stock-based compensation expense, driven by the departures of several senior executives from the prior management team throughout this fiscal year,

•	a $616 decrease in travel expense, driven by our continued focus on controlling these costs, and

•	a $508 decrease in office rent, driven by space reductions taken during fiscal 2008 and 2009.
     The remainder of the decrease in general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Restructuring and other charges. See above under “Restructuring and Other Charges” for further discussion of restructuring and other charges during the three months ended March 31, 2009.
     Depreciation and amortization. Depreciation and amortization was $1,832, or 4.6% of total revenue, for the three months ended March 31, 2009, compared with $2,161, or 3.8% of total revenue, for the same prior year period. The decrease in depreciation and amortization expense when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during the first nine months of fiscal 2009 combined with decreased capital spending during fiscal 2009 as part of our overall focus on controlling costs.
     Interest and other income. Interest and other income was $54, or 0.1% of total revenue, for the three months ended March 31, 2009, compared with $230, or 0.4% of total revenue, for the same prior year period. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for the three months ended March 31, 2009 when compared with the same prior year period.
     Interest expense. Interest expense was $647, or 1.6% of total revenue, for the three months ended March 31, 2009, compared with $514, or 0.9% of total revenue, for the same prior year period. The increase in interest expense was principally the result of a $56 charge recorded during the quarter to reflect the ineffectiveness of our interest rate swap as a cash flow hedge, along with an increase in the applicable spread under our credit facilities from 0.875% to 4.00%, each as a result of the covenant violation and temporary waivers described below under “Credit Facilities”.
     Income taxes. We recorded an income tax benefit of $(1,209) for the three months ended March 31, 2009, compared with an income tax benefit of $(20) for the same prior year period. The tax benefit for the three months ended March 31, 2009 was principally impacted by the tax benefits related to operating losses in a number of our foreign jurisdictions. We did not record any tax benefit for our U.S. operating loss during the three months ended March 31, 2009 based on our assessment of the realizability of the related deferred tax asset.

\

Nine Months Ended March 31, 2009 Versus Nine Months Ended March 31, 2008
     The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2009 and 2008, respectively:

	2009	%	2008	%
Revenue from services	$140,857	100.0%	$175,224	100.0%

Operating expenses:
Cost of services	87,474	62.1	102,983	58.8
Selling, general and administrative	51,884	36.8	60,922	34.8
Restructuring and other charges	11,813	8.4	1,900	1.1
Depreciation and amortization	5,827	4.1	6,304	3.6
Goodwill impairment charge	40,250	28.6	—	—

Operating income (loss)	(56,391)	(40.0)	3,115	1.8
Interest and other income	379	0.3	909	0.5
Interest expense	(2,477)	(1.8)	(1,477)	(0.9)

Income (loss) from continuing operations before taxes	(58,489)	(41.5)	2,547	1.5

Provision for income taxes	16,105	11.4	1,638	0.9

Income (loss) from continuing operations	(74,594)	(53.0)	909	0.5
Income from discontinued operations, net of tax	—	—	124	0.1

Net income (loss)	$(74,594)	(53.0)	$1,033	0.6

     Revenue from services. Revenue from services decreased by $34,367, or 19.6%, to $140,857 for the nine months ended March 31, 2009 compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors and included a negative foreign exchange rate impact of $8,636 compared with the same prior year period.
     North American revenue decreased by $30,506 to $101,805 for the nine months ended March 31, 2009 compared with the same prior year period, a decrease of 23.1%. By country, North American revenue for the nine months ended March 31, 2009 was comprised of:
•	Revenue from U.S. operations of $86,457, down 24.3% compared with $114,154 for the same prior year period. The decline in U.S. revenue was principally as a result of the adverse macroeconomic trends discussed above, which have resulted in revenue declines across the majority of our U.S. research groups compared with the same prior year period.

•	Revenue from Canadian operations of $15,348, down 15.5% compared with $18,157 for the same prior year period. The decrease in Canadian revenue was principally driven by a $2,255 negative foreign exchange rate impact on Canadian revenue compared with the same prior year period, as well as decreases in the research budgets at several of our Canadian unit’s key clients. On a local currency basis, Canadian revenue decreased by 13.1% compared with the same prior year period.
     European revenue decreased by $5,778 to $35,286 for the nine months ended March 31, 2009 compared with the same prior year period, a decrease of 14.1%. By country, European revenue for the nine months ended March 31, 2009 was comprised of:
•	Revenue from U.K. operations of $24,747, down 18.4% compared with $30,319 for the same prior year period. U.K. revenue for the nine months ended March 31, 2009 included a $5,789 negative foreign exchange rate impact, which drove the decrease in U.K. revenue from the same prior year period. On a local currency basis, U.K. revenue increased by 0.7% compared with the same prior year period.

•	Revenue from French operations of $6,305, up 15.0% compared with $5,483 for the same prior year period. French revenue for the nine months ended March 31, 2009 included a negative foreign exchange rate impact of $395 compared with the same prior year period. On a local currency basis, French revenue increased by

22.6% compared with the same prior year period. The increase in French revenue was principally driven by growth within the Healthcare and Consumer research groups.

•	Revenue from German operations of $4,234, down 19.5% compared with $5,262 for the same prior year period. German revenue for the nine months ended March 31, 2009 included a positive foreign exchange rate impact of $179 compared with the same prior year period. On a local currency basis, German revenue decreased by 18.7% compared with the same prior year period. The decrease in German revenue was principally driven by decreases in the research budgets at several of our German unit’s key clients.
     Asian revenue increased by $1,917 to $3,766 for the nine months ended March 31, 2009, an increase of 103.7% compared with the same prior year period. The increase was principally impacted by increased focus on driving business with clients in the pharmaceutical, telecommunications and hotel industries, along with increased revenue from an existing financial services client. The impact of the foreign exchange rate on Asian revenue was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $87,474, or 62.1% of total revenue, for the nine months ended March 31, 2009, compared with $102,983, or 58.8% of total revenue, for the same prior year period. Cost of services was impacted by the mix of projects during the fiscal year to date when compared with the same prior year period, the declines in revenue discussed above, and the headcount reductions taken during this fiscal year, which are more fully described above under “Restructuring.” Cost of services as a percentage of revenue for the nine months ended March 31, 2009 was greater than the same prior year period given the pace of the declines in revenue relative to our cost reductions.
     Sales, general and administrative. Selling, general and administrative expense was $51,884, or 36.8% of total revenue, for the nine months ended March 31, 2009, compared with $60,922, or 34.8% of total revenue, for the same prior year period. Sales, general and administrative expense was principally impacted by the following when compared with the same prior year period:
•	a $4,361 decrease in payroll-related expense, driven by headcount reductions taken throughout this fiscal year,

•	a $1,390 decrease in stock-based compensation expense, driven by the departures of several senior executives from the prior management team throughout this fiscal year,

•	a $1,246 decrease in travel expense, driven by our continued focus on controlling these costs, and

•	a $618 decrease in office rent, driven by space reductions taken during fiscal 2008 and 2009.
     The remainder of the decrease in general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Restructuring and other charges. See above under “Restructuring and Other Charges” for further discussion of restructuring and other charges during the nine months ended March 31, 2009.
     Depreciation and amortization. Depreciation and amortization was $5,827, or 4.1% of total revenue, for the nine months ended March 31, 2009, compared with $6,304, or 3.6% of total revenue, for the same prior year period. The decrease in depreciation and amortization expense when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during the first nine months of fiscal 2009 combined with decreased capital spending during fiscal 2009 as part of our overall focus on controlling costs.
     Goodwill impairment charge. See above under “Impairment Considerations — Goodwill” for further discussion of the goodwill impairment charge recorded during the nine months ended March 31, 2009.
     Interest and other income. Interest and other income was $379, or 0.3% of total revenue, for the nine months ended March 31, 2009, compared with $909, or 0.5% of total revenue, for the same prior year period. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for the nine months ended March 31, 2009 when compared with the same prior year period.
     Interest expense. Interest expense was $2,477, or 1.8% of total revenue, for the nine months ended March 31, 2009, compared with $1,477, or 0.9% of total revenue, for the same prior year period. The increase in interest expense was principally the result of a $1,017 charge recorded during the nine months ended March 31, 2009 to reflect the ineffectiveness of our interest rate swap as a cash flow hedge, along with an increase in the applicable spread under our credit facilities from 0.875% to 4.00%, each as a result of the covenant violation and temporary waivers described below under “Credit Facilities”.
     Income taxes. We recorded an income tax provision of $16,105 for the nine months ended March 31, 2009, compared with an income tax provision of $1,638 for the same prior year period. The tax provision for the nine months ended March 31, 2009 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets, as discussed above under “Deferred Tax Valuation Allowance,” and the non-deductibility of the goodwill impairment charge described above under “Impairment Considerations — Goodwill”.
        .
Significant Factors Affecting Our Performance
     Our Revenue Mix
     In prior reports filed with the SEC for periods prior to the fiscal quarter ended December 31, 2008, in addition to reporting revenue from services, we provided detail as to the portion of revenue that was Internet-based. We treated all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. During the periods in which we were one of the few providers of Internet-based market research, an understanding of Internet-based revenue was helpful in understanding the speed of conversion of clients to the Internet and our growth prospects. Costs related to Internet data collection also are different than those related to traditional methods of data collection, so an understanding of our Internet-based revenue was helpful in comparing our margins with those of others in the market research industry. Internet-based research now has gained wide market acceptance, both with providers and clients, and is less a differentiating factor for us than it historically was. Moreover, the percentage of our revenue in the United States that is Internet-based has stabilized within a range of 65-75% of total U.S. revenue during the most recent fiscal years, and the percentage of our revenue generated in Europe has grown to be within a similar range. Rather than focusing on Internet-based revenue growth, our current business model emphasizes utilizing the most efficient and effective delivery of services to our clients using the most appropriate data collection model for the specific project, whether Internet-based, traditional, or otherwise. Therefore, we no longer believe that separate reporting of Internet-based revenue provides materially helpful information to investors, and discontinued separate reporting of that metric for periods after December 31, 2008.
     Our Ability to Measure Our Performance
     We closely track certain key operating metrics, specifically bookings and ending sales backlog. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends. In prior periods, we have also reported days of sales outstanding, utilization and average billable full-time equivalents. We are no longer reporting these metrics and have limited the metrics reported below to those that we believe are most useful to investors in tracking trends within our business.
     For the three months ended March 31, 2009 and the four preceding fiscal quarters, key operating metrics were as follows (amounts in millions of U.S. Dollars):

	Q3	Q4	Q1	Q2	Q3
	FY2008	FY2008	FY2009	FY2009	FY2009
Cash & Marketable Securities	$31.2	$32.9	$25.2	$26.1	$16.9
Bookings	$61.3	$53.3	$43.5	$48.6	$37.9
Ending Sales Backlog	$76.9	$66.8	$60.1	$58.0	$56.0

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
     Bookings for the three months ended March 31, 2009 were $37.9 million, compared with $61.3 million for the same prior year period. The decrease in bookings was principally impacted by the challenging global macroeconomic conditions discussed above.
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
     Ending sales backlog for the three months ended March 31, 2009 was $56.0 million, compared with $76.9 million for the same prior year period. The decrease in ending sales backlog was principally impacted by the challenging global macroeconomic conditions discussed above.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     There have been no material changes in our financial condition from June 30, 2008 to March 31, 2009, other than those addressed in the discussion above and within this section.
     Liquidity and Capital Resources
     The following table sets forth net cash provided by (used in) operating activities, net cash (used in) investing activities and net cash provided by (used in) financing activities, for the nine months ended March 31:

	2009	2008
Net cash provided by (used in) operating activities	$(7,556)	$13,443
Net cash (used in) investing activities	(2,580)	(19,526)
Net cash provided by (used in) financing activities	(5,042)	7,937
     Net cash provided by (used in) operating activities. Net cash used in operating activities was $(7,556) for the nine months ended March 31, 2009, compared with $13,443 provided by operating activities for the same prior year period. The change from the same prior year period was principally the result of:
•	our net loss for the nine months ended March 31, 2009,

•	decreases in accounts receivable and unbilled receivables as a result of the current fiscal year revenue declines, and

•	decreases in accounts payable and accrued expenses, many of which are project-related, as a result of current fiscal year revenue declines.
     Net cash (used in) investing activities. Net cash used in investing activities was $(2,580) for the nine months ended March 31, 2009, compared with $(19,526) for the same prior year period. The change from the same prior year period was principally the result of:
•	no cash outlay for acquisitions during the nine months ended March 31, 2009, compared with $21,727 used during the same prior year period for our Canadian and Asian acquisitions, and

•	$1,419 in net purchases of marketable securities during the nine months ended March 31, 2009, compared with net proceeds from the maturities and sales of marketable securities of $4,420 for the same prior year period.
     Net cash provided by (used in) financing activities. Net cash used in financing activities was $(5,042) for the nine months ended March 31, 2009, compared with $7,937 provided by financing activities for the same prior year period. The change from the same prior year period was principally the result of:
•	no borrowings during the nine months ended March 31, 2009, compared with $14,525 in net borrowings for the same prior year period, and

•	a $1,723 decrease in repayments of outstanding borrowings for the nine months ended March 31, 2009 when compared with the same prior year period. The decrease was the result of $3,455 in outstanding borrowings which were paid off during the three months ended September 30, 2007 in connection with our August 2007 Canadian acquisition, compared with $5,194 in repayments of outstanding borrowings during the nine months ended March 31, 2009 in connection with our Credit Facilities.
     At March 31, 2009, we had cash, cash equivalents, and marketable securities of $16,918, compared with $32,874 and $31,234 at June 30, 2008 and March 31, 2008, respectively. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand at March 31, additional cash that may be generated from our operations and funds to the extent available through our credit facilities discussed below. Until we achieve leverage ratios specified in the Second Amendment, we must have minimum cash balances ranging between 1.2 and 1.5 times the amount of borrowings we make under the revolving line that is part of our credit facilities. While we believe that our available sources of cash will support known or reasonably likely cash requirements over the next 12 months, risks to our ability to generate cash from our operations are dependent upon the factors discussed below.
     Generating cash from our operations significantly depends on our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue depends not only on execution of our business plan, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve. As discussed above, the adverse global macroeconomic environment has significantly impacted our operations during the first nine months of fiscal 2009. Industry analysts indicate that these trends will likely continue for at least the remainder of our fiscal year, given the expected decrease in market research spending described above under “Year-to-Date.”

     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of new products and services, our data collection infrastructure and the marketing and selling of our services. For the fiscal year ending June 30, 2009, our capital expenditures are expected to range between $1,200 and $1,500. Our expected level of capital expenditures is monitored continuously and adjusted accordingly based on current and expected levels of liquidity.
     Credit Facilities
     On September 21, 2007, we entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto, pursuant to which the Lenders made available certain credit facilities. As of December 31, 2008, we were in violation of the leverage and interest coverage covenants under the terms of the 2007 Credit Agreement. We obtained a 30-day waiver of the covenant violations from the Lenders on February 5, 2009, and in connection with the waiver, the 2007 Credit Agreement was amended (“First Amendment”). We obtained an additional 60-day extension of the waiver on March 6, 2009. On May 6, 2009 and effective as of that date, we entered into a further amendment (the “Second Amendment”) to the 2007 Credit Agreement, pursuant to which the prior covenant defaults were permanently waived and we were again in compliance with the terms of the 2007 Credit Agreement, as amended.
     The Credit Agreement
     The principal terms of the 2007 Credit Agreement, as amended by the First Amendment and the Second Amendment, are described below:
2007 Credit Agreement First and Second Amendment Availability: $25,000 Revolving Line Up to $10,000 of Revolving Line may be used to back Letters of Credit $25,000 Revolving Line increased availability at Lender discretion $12,000 Term Loan A $19,825 Term Loan B $ 2,900 Term Loan C $28,275 Term Loan additional availability at Company discretion

2007 Credit Agreement First and Second Amendment Availability $5,000 Revolving Line Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period The Revolving Line may be used to back Letters of Credit No Revolving Line increased availability at Lender discretion Term Loan A – unchanged Term Loan B and C – consolidated but otherwise unchanged No additional Term Loan availability at Company discretion Interest: Company option: Base Rate (greater of Federal Funds Rate plus 0.5% or Prime) plus 0.5% OR LIBOR plus spread ranging between 0.625% and 1%, based upon leverage ratio The Company elected LIBOR option for Term Loans, and entered into interest swap agreement fixing LIBOR rate at 5.08% through September 21, 2012. With the spread, the effective rate on the Term Loans was 5.955% at December 31, 2008. Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears Company option: Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4% OR LIBOR plus 4% under First Amendment and 5% under Second Amendment The Company election of LIBOR and interest swap agreement remained unchanged. With the spread, the effective rate on the Term Loans is 9.08% under the First Amendment, and 10.08% after the Second Amendment Payment schedule is unchanged Unused Facility Fees: Based upon leverage ratio, fee of between .10% and .175% of unused Revolving Line amount Fee fixed at .5% of unused Revolving Line amount under the First Amendment, and 1.0% after the Second Amendment Principal Payments: Term Loan Maturity – September 21, 2012 Revolving Line Maturity– September 21, 2012 Revolving Line - payable at maturity Quarterly Term Loan Payments: Term Loan A — $600 quarterly Term Loan B — $991 quarterly Term Loan C — $140 quarterly Term Loan Maturity – unchanged Revolving Line Maturity– July 15, 2010 Revolving Line and Term Loan payment schedules are unchanged Financial Covenants: Minimum Consolidated Interest Coverage Ratio of 3.00:1.0 Maximum Consolidated Leverage Ratio of 2.50:1.0 Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.0 and 1.75:1.0 Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.0 and 2.00:1.0 Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400 Collateral: Unsecured Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

     The 2007 Credit Agreement, as amended, contained customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, we may freely transfer assets and incur obligations among its domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.
     Interest Rate Swap
     Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A, B and C at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A, B and C so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $24,238 at March 31, 2009, which was the same as the outstanding amount of the term loans. The applicable spreads referenced in the table above are added to the 5.08% rate fixed by the interest rate swap.
     The terms of the interest rate swap remain unaffected by the First or Second Amendments. The interest rate swap will continued to be accounted for in accordance with SFAS No. 133.
     At March 31, 2009, we recorded a liability of $1,617 in the “Other liabilities” line item of our unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As a result of the covenant violations noted above, we determined the interest rate swap was not an effective cash flow hedge at both December 31, 2008 and March 31, 2009. Accordingly, we recorded charges to interest expense to reflect the ineffectiveness of the swap of $961 for the three months ended December 31, 2008 and $56 for the three months ended March 31, 2009.
Off-Balance Sheet Arrangements and Contractual Obligations
     At March 31, 2009, we did not have any transaction, agreement or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended March 31, 2009 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed by us with the SEC on September 15, 2008, except for those discussed above in “Financial Condition, Liquidity and Capital Resources — Credit Facilities”.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at March 31, 2009 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
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

Interest Rate Exposure
     At March 31, 2009, we had outstanding debt under our credit facilities of $24,238. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin was fixed at four percentage points in the First Amendment and five percentage points in the Second Amendment. The terms of the interest rate swap remain unchanged by the First or Second Amendments.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at March 31, 2009 would have increased the fair value of the interest rate swap by $415 and each 1% decrease from prevailing interest rates at March 31, 2009 would have decreased the fair value of the interest rate swap by $448.
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
     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results, due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits of our international operations increase, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
     We performed a sensitivity analysis at March 31, 2009. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively.

Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Citing extraordinary market conditions, on October 16, 2008 and again on December 19, 2008 and March 23, 2009, Nasdaq suspended application of the requirements related to minimum market value of listed securities and minimum bid price. On July 20, 2009, the requirements will be reinstated with a new measurement period commencing on that date.
     Since November 14, 2008, the bid price of our common stock has been below $1.00 per share. As of May 1, 2009, the bid price of our common stock was $0.38 per share and our approximate market value for listed securities was $20,462. There can be no assurance that we will meet the continued listing requirements for the Nasdaq Global Select Market, or that we will not be delisted from the Nasdaq Global Select Market in the future. The delisting of our common stock could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.
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
     None.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.

Item 6 — Exhibits

10.1	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).

10.2	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2009 and incorporated herein by reference).

10.3*	Separation agreement between the Company and Dennis K. Bhame, dated March 16, 2009.

10.4*	Separation agreement between the Company and David Bakken, dated March 30, 2009.

10.5*	Letter agreement between the Company and Enzo Micali, dated March 24, 2009.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2009	Harris Interactive Inc.
	By:	/s/ Deborah Rieger-Paganis
Deborah Rieger-Paganis
Interim Chief Financial Officer and Treasurer (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).

10.2	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2009 and incorporated herein by reference).

10.3*	Separation agreement between the Company and Dennis K. Bhame, dated March 16, 2009.

10.4*	Separation agreement between the Company and David Bakken, dated March 30, 2009.

10.5*	Letter agreement between the Company and Enzo Micali, dated March 24, 2009.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement