Form 10-K
period 2009-06-30
HARRIS INTERACTIVE INC
filed 2009-08-31
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT:  (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2008, was $34,366,401.

On August 31, 2009, 53,950,118 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on October 27, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to Harris Interactive (the “Company”) on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section of this Form 10-K and as set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, and our ability to develop and maintain products and services attractive to the market.

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

Our corporate headquarters are located in Rochester, New York. We plan to move our corporate headquarters to 161 Sixth Avenue, New York, New York, effective September 15, 2009, where we have an office under an operating lease that expires in April 2012. Our fiscal year ends June 30th.

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

Business Overview

Harris Interactive is a professional services firm that serves clients in many industries and many countries. We provide full service market research and polling services which include ad-hoc or customized qualitative and quantitative research, service bureau research (conducted for other market research firms) and long-term tracking studies.

We serve clients in numerous industries through the following research groups:

•	Business and Industrial, which includes the automotive, transportation, travel, tourism, energy and professional services sectors,

•	Consumer Goods, which includes the restaurant and retail sectors,

•	Financial Services,

•	Healthcare,

•	Public Affairs and Policy, which includes public relations and associations, and

•	Technology, Media and Telecommunications.

In addition, we maintain strategic research groups that collaborate with our industry research teams to deliver consultative solutions in the following areas:

•	Market Assessment,

•	Product Development,

•	Brand and Communications,

•	Reputation Management,

•	Stakeholder Relationships, and

•	Youth and Education.

We conduct a significant portion of our market research using online data collection. We also conduct computer-assisted telephone interviewing in telephone data collection centers in the United Kingdom, Canada, Hong Kong and Singapore. In addition to these dedicated facilities, we outsource telephone data collection and survey programming to contracted sources in a number of countries including India and Costa Rica.

Our Products and Services

Custom Research

We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design — Initial meetings are conducted with the client to clearly define the objectives and reasons for the study to ensure that the final data collected will meet the client’s needs. Based on the client’s requirements, we then determine the proper data collection process (such as a mail, telephone or online survey, focus group meetings, personal interviews, or any combination thereof), sampling scheme (the demographics and number of people to be surveyed) and survey design or focus group protocol.

•	Data Collection — Field data collection is conducted through computer-aided online or telephone interviewing, by mail or in person, by holding focus group meetings, or any combination of the above. Multiple quality assurance processes are employed to ensure that the survey data are accurate and that the correct number and type of interviews have been completed.

•	Weighting, Analysis and Reporting — We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

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

Service Bureau Research

The Harris Interactive Service Bureau (“HISB”) conducts data collection for other market research firms that do not have internal market research capabilities.

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2009 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America under Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.

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

We currently have patents and patent applications pending for:

•	A system to conduct research via “build your own” product/pricing configurations over a network, and

•	Shelf Impact(SM) — a system for evaluating the impact of package design and shelf placement for store shelf products using extremely short duration image exposure.

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

Seasonality

Being project-based, our business has historically exhibited moderate seasonality. Revenue generally tends to ramp upward during the fiscal year, with Q1 (ending September 30) generating the lowest revenue. Fiscal Q2 (ending December 31) generally yields a sequential increase in revenue. Fiscal Q3 (ending March 31) is approximately flat with or slightly less than Q2. Fiscal Q4 (ending June 30) revenue typically yields the highest revenue of the year. As a result of the seasonality noted, we manage our business based on our annual business cycle. Total consolidated revenue from continuing operations, by quarter, for the fiscal years ended June 30, 2008 and 2009 is shown in Note 23, “Unaudited Quarterly Results of Operations”, to our consolidated financial statements contained in this Form 10-K.

The moderate historical seasonality described above is not necessarily indicative of quarterly revenue trends which may occur in the future.

Our Clients

At June 30, 2009, we had approximately 1,800 clients, compared with approximately 1,900 at June 30, 2008. In fiscal 2009 and 2008, no single client accounted for more than 10% of our consolidated revenue.

Our Competition

We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of which have market shares or financial and marketing resources larger than our own. Our competitors include, but are not limited to, Synovate (owned by Aegis Group plc), Arbitron Inc., GfK AG, IMS Health, Inc., Intage Inc., Ipsos SA, National Research Corp., TNS and Millward Brown (owned by WPP Group plc), and YouGov plc.

We believe we have a number of competitive advantages, including:

•	Our Highly Skilled Employees — many of whom are recognized by their peers as leaders in the field of market research, or in the particular vertical markets in which they specialize.

•	Our Strong Brand — we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for U.S. market research and public opinion polling today. We have now expanded The Harris Poll into the United Kingdom and throughout Europe, and expect to continue our relationships with The Financial Times (London), International Herald Tribune and France 24 (Paris), in order to raise awareness of the Harris Interactive brand on a global scale.

•	Our Online Panel — our online panel consists of millions of individuals from around the world who have voluntarily agreed to participate in our various online research studies. This large and diverse panel enables us to:

•	accurately project results to large segments of the population, such as “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population, and

•	accurately survey certain low-incidence, hard-to-find subjects.

•	Our Specialty Sub-Panels — we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion, Technology Decision-Makers and Youth. Our clients value our ability to survey these hard to find subjects. Many of our clients have asked us to develop specialty sub-panels exclusively for their use.

•	Our Global Enterprise Solutions Portfolio — A comprehensive tool-box of research techniques, methodologies and models that can be applied by marketing experts to help develop strategy, implement tactics and assess their impact in the marketplace. These tools can also be used to analyze markets, develop new products and services, create and/or measure brand positioning and awareness and measure and/or improve customer loyalty.

•	Our Technology Enablers — Our technology enablers include:

•	Exposition tools, including Vision Trace and Online Shelf Test. Vision Trace is based on the scientifically validated Focus Window method and allows us to record and evaluate the flow of attention. Online Shelf Test allows for the simulation of a shopping situation and measures related aspects including attention/consideration, decision-making and influence of marketing/communication.

•	A global synchronized research platform, known as GlobalSynch, which integrates data collected via multiple modes into one database.

•	A text mining solution, known as Harris Interactive Text Analytics, which integrates the leading text mining technology from Clarabridge and proprietary advanced analytics to map market trends. The solution is intended for use by any company or organization that wants to integrate the many sources of information available about its market to optimize investment in market research dollars, and produce better trend forecasting.

•	The ViewPortSM Pro reporting tool, which offers a complete suite of web-based, decision-support tools providing access to critical business intelligence in real time. ViewPort Pro simplifies information retrieval for CEOs, research analysts, account managers, and other stakeholders with its intuitive interface. The set of report tools provides personalized templates and fully customizable reports.

•	Our Dedication to Customer Satisfaction — which has helped us to retain our clients and continually improve the quality of services that we deliver. We evaluate all of our professional research staff on customer satisfaction scores, and their bonus compensation is also tied in part to those customer satisfaction levels. At June 30, 2009, our worldwide overall satisfaction rating stood at 8.9, compared with 8.3 at June 30, 2008, both on a ten point scale. Maintaining high levels of customer satisfaction helps us to:

•	identify and rapidly respond to changing client needs,

•	increase the loyalty of our clients and generate greater lifetime value from them, and

•	improve our margins by dampening price sensitivity.

Financial Information about Geographic Areas

We are comprised principally of operations in North America, Europe and Asia. Non-U.S. market research operations are located in the United Kingdom, Canada, France, Germany, Hong Kong, Singapore and China. We operate these non-U.S. businesses on a basis consistent with our U.S. operations.

Our business model for offering custom market research is consistent across the geographic regions in which we operate. Geographic management facilitates local execution of our global strategies. We maintain global leaders with responsibility across all geographic regions for the majority of our critical business processes, and the most significant performance evaluations and resources allocations made by our chief operating decision-maker are made on a global basis. Accordingly, we have concluded that we have one reportable segment.

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2009	2008	2007

Revenue from services
United States	$112,821	$152,894	$159,843
United Kingdom	32,454	43,771	43,655
Canada	19,939	24,628	—
Other European countries	14,536	14,910	8,305
Asia	4,584	2,520	—

Total revenue from services	$184,334	$238,723	$211,803

Operating income (loss)(1)(2)
United States	$(41,406)	$(54,492)	$9,802
United Kingdom	(3,431)	(9,015)	2,748
Canada	(5,539)	(7,366)	—
Other European countries	(5,048)	(10,914)	(14)
Asia	(1,025)	(2,784)	(219)

Total operating income (loss)	$(56,449)	$(84,571)	$12,317

Long-lived assets
United States	$4,879	$6,733	$7,298
Canada	1,693	2,858	—
United Kingdom	1,039	1,812	2,261
Other European countries	301	340	343
Asia	103	210	—

Total long-lived assets	$8,015	$11,953	$9,902

Deferred tax assets (liabilities)
United States	$—	$18,218	$17,064
Canada	(2,018)	(3,191)	—
United Kingdom	283	347	318
Other European countries	(512)	(844)	(859)
Asia	—	—	—

Total deferred tax assets (liabilities)	$(2,247)	$14,530	$16,523

(1)	Operating loss for fiscal 2009 included a $40,250 goodwill impairment charge. The charge was allocated to our geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

(2)	Operating loss for fiscal 2008 included a $86,497 goodwill impairment charge. The charge was allocated to our geographic locations, specifically, $58,376 to the United States, $9,472 to the United Kingdom, $5,921 to Canada, $11,150 to other European countries, and $1,578 to Asia.

During fiscal 2009, 2008 and 2007, 61.2%, 64.0%, and 75.5%, respectively, of our total consolidated revenue was derived from our U.S. operations, and 38.8%, 36.0%, and 24.5%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.

See “Item 1A. Risk Factors” below for a description of certain risks attendant to our non-U.S. operations.

Backlog

At June 30, 2009, we had a revenue backlog from continuing operations of approximately $48,811, as compared to a backlog of approximately $66,793 from continuing operations at June 30, 2008. We estimate that substantially all of the backlog at June 30, 2009 will be recognized as revenue from services during the fiscal year ending June 30, 2010, based on our experience from prior years.

Employees

At June 30, 2009, we employed a total of 848 full-time individuals on a worldwide basis, 462 of whom were employed in the United States. In addition, we employed 216 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 61 of whom were employed in the United States. Casual employees of our operations outside of the United States are not included in the headcount numbers provided herein.

None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of August 31, 2009. These individuals have been appointed by and are serving at the pleasure of our board of directors.

Name	Age	Position

Kimberly Till	53	President and Chief Executive Officer
Robert J. Cox	43	Executive Vice President, Chief Financial Officer and Treasurer
Frank E. Forkin	47	President, North America Client Services
Patti B. Hoffman	60	Interim Head of Human Resources
Enzo Micali	50	Global Executive Vice President, Technology and Operations
Eric W. Narowski	40	Principal Accounting Officer and Senior Vice President, Global Controller
Robert Salvoni	44	Managing Director, Europe
George H. Terhanian, PhD	45	President, Global Solutions

Kimberly Till is our President and Chief Executive Officer, positions she has held since October 2008. Ms. Till has been a director of the Company since October 2008. Prior to joining us, Ms. Till served as President and Chief Executive Officer, TNS North America (custom business) from May 2006 to March 2008. From November 2003 to March 2006, Ms. Till served as Vice President, Worldwide Media and Entertainment Group, Communications Sector, Microsoft Corporation. Prior to joining Microsoft, from 2000 to October 2003, Ms. Till served at AOL Time Warner America Online, Inc., first as Senior Vice President of International Operations and General Manager of AOL International, then as senior strategic financial advisor at the Warner Music Group. In 1990, Ms. Till was selected for the prestigious White House Fellowship, where she served as a Special Assistant to the former U.S. Trade Representative and Secretary of Agriculture and to the Director of the FBI.

Robert J. Cox is our Executive Vice President, Chief Financial Officer and Treasurer, positions he has held since June 2009. Prior to joining us, Mr. Cox served as Senior Vice President, Chief Financial Officer and Treasurer at DealerTrack Holdings, Inc., a publicly traded provider of on-demand software and data solutions for the automotive retail industry, from November 2004 to March 2009. He joined DealerTrack in June 2001 and held the top finance position at all times during his tenure with the company. Prior to joining DealerTrack, Mr. Cox held senior financial positions at Triton

International, Inc. and Green Stamp America, Inc. between 1991 and 2001. Mr. Cox began his career in the audit practice at KPMG LLP in 1987 and is a New York State Certified Public Accountant.

Frank E. Forkin is our President, North America Client Services, a position he has held since June 2009. From February to June 2009, Mr. Forkin served as Vice President of Strategy and Consumer Insights Management for Dominos Pizza. Prior to joining Dominos, Mr. Forkin was with J.D. Power and Associates for more than ten years and served there in progressively senior roles, most recently as Vice President and General Manager. Prior to joining J.D. Power and Associates, Mr. Forkin was Senior Vice President of the RDA Group, where his focus was business development, research, strategic design and consulting.

Patti B. Hoffman is our Interim Head of Human Resources, a position she has held since May 2009. Prior to joining us, Ms. Hoffman worked for six years as an independent human resources consultant providing her clients with the design, development and implementation of human resources programs relating to compensation, including flexible pay programs, benefits, career progression plans and contingency planning. Prior to her consulting role, Ms. Hoffman spent seven years with Total Research Corporation serving in progressively senior roles, most recently as Chief Administrative Officer.

Enzo Micali is our Global Executive Vice President, Technology and Operations, a position he has held since March 2009. Prior to joining us, Mr. Micali served as the Chief Information Officer and Executive Vice President of Operations for TNS North America (custom business), a position he assumed in January 2007. Prior to joining TNS, Mr. Micali served as Chief Information Officer and Senior Vice President for 1-800-FLOWERS.COM from 2000 through 2006, where he was responsible for overseeing all technology plans and programs for the online retailer and its eight subsidiaries. Mr. Micali also has served as Chief Technology Officer for Inslogic, a business-to-business software provider supporting financial institutions and internet portals serving the insurance industry, and has held key IT roles at Chase Manhattan Bank, PricewaterhouseCoopers Consulting, Deloitte & Touche, and Chemical Bank.

Eric W. Narowski is our Principal Accounting Officer and Senior Vice President, Global Controller, positions he has held since February 2006 and October 2007, respectively. From January 2000 to October 2007, Mr. Narowski served as our Vice President, Corporate Controller. Mr. Narowski joined us in July 1997 as our Controller, and is a New York State Certified Public Accountant.

Robert Salvoni is our Managing Director, Europe, a position he has held since May 2009. Prior to joining us, Mr. Salvoni served as Managing Director at Iris Accountancy Practice Solutions from 2007 to 2009. Prior to 2007, Mr. Salvoni spent 15 years at British Telecom (BT) serving in progressively senior roles, running joint ventures and subsidiary companies, and most recently as Sales Director for BT Wholesale.

George H. Terhanian, Ph.D. is currently our President, Global Solutions, a position he has held since December 2008. Prior to serving as President, Global Solutions, Dr. Terhanian served as President of Harris Interactive Europe and Global Internet Research, from July 2003 and June 2002, respectively. Prior to joining us in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States. He also has served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics.

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

Factors That May Affect Future Performance.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions. The following section discusses many of these risks and uncertainties, but is not intended to be all-inclusive.

Risks Related to Our Business

Our business is vulnerable to fluctuations in general economic conditions.

Our business tends to be adversely affected by slow or depressed business conditions in the market as a whole. Many of our clients treat all or a portion of their market research expenditures as discretionary. As global macroeconomic conditions decline and our clients seek to control variable costs, new bookings tend to slow, existing bookings become increasingly vulnerable to subsequent cancellations and delays, and our sales backlog may convert to revenue more slowly than it has historically. A portion of our business involves longer-term tracking studies, which are often renewable on an annual basis. Non-renewal of a large tracking study can have an immediate disproportionate impact on our revenues, and we may have a lag time in adjusting our cost structure to reflect the effects of the non-renewal. Any of the above factors may result in a material adverse impact to our growth, revenues, and earnings.

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

If we are unable to maintain adequate capacity and demographic composition of our existing online panel, our business, financial condition and results of operations may be adversely affected.

Our success is highly dependent on our ability to maintain sufficient capacity of our online panel and its specialty sub-panels. Our ability to do this may be harmed if we lose panel capacity or are unable to attract and maintain an adequate number of replacement panelists and specialty sub-panel members. There are currently no industry or other benchmarks for determining the optimal size and composition of an online respondent panel. Among other factors, panelist response rates vary with differing survey content, and the frequency with which panelists are willing to respond to survey invitations is variable. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists. We are not always able to accommodate client requests to survey low-incidence, limited populations with specific demographic characteristics. If our need to recruit panelists or specialty sub-panel members increases significantly, our operating costs will rise. Further, our business will be adversely affected if we do not achieve sufficient response rates with our existing panelists or our panel narrows and we are unable to spend the funds necessary to recruit additional panelists.

We face competitive pressures within our industry and must continuously replace completed work with new projects.

The market research industry includes many competitors, some of which are much larger than we are, have a greater global presence, and/or have specialized products and services we do not offer. There can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so could result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. Furthermore, we may not be successful if we cannot compete effectively on quality of our services, timely delivery of information, customer service, and the ability to offer products to meet changing market needs or prices.

No one client accounts for more than 10% of our revenues and most of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects from both existing and new clients, and these competitive pressures may make it more difficult for us to do so and to sustain and grow our revenues.

Our outstanding debt obligations could impact our financial condition or future operating results.

At June 30, 2009, we had $22.5 million outstanding under our Credit Agreement, which provides for amortizing term loans with quarterly payments and, subject to certain conditions, the availability of a maximum amount of $5.0 million under a revolving credit facility.

The affirmative, negative and financial covenants of our Credit Agreement could limit our future financial flexibility and could adversely impact our ability to conduct our business. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under our Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in our Credit Agreement.

The associated debt service costs of the borrowing arrangement under our Credit Agreement will continue to be reflected in operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures, or pursue future business opportunities requiring substantial investments of additional capital.

A breach of our Internet security measures, security concerns, or liability arising from the use of the personal information of our Internet panel, could adversely affect our business.

A failure in our Internet security measures could result in the misappropriation of private data. As a result, we may be required to expend capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Project managers with industry expertise are important to our ability to retain and expand our business. Intense competition for these personnel exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. There are few, if any, educational institutions that provide specialized training related to market research. Therefore, employees must be recruited in competition with other industries. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, training, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

If our new senior management team is unsuccessful in rebuilding our business, it could have an adverse impact on our revenues, operations, results, or stock value.

During fiscal 2009, we rebuilt virtually our entire senior management team by recruiting talent from outside the Company and also by promoting from within. Our success will be dependent upon the ability of our new senior management team to gain proficiency in leading our Company, effectively implement our corporate strategy and initiatives, and develop key professional relationships. If our new senior management team is unable to achieve success in these areas, it could have an adverse impact on our revenues, operations, results or stock value.

We may require additional cash resources which may not be available on favorable terms or at all.

We believe that our existing cash balances, projected cash flow from operations, and the remaining borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

We may, however, require additional cash resources due to unanticipated business conditions, to repay indebtedness or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek additional borrowings. Prevailing credit market conditions may negatively affect debt availability and cost, and, as a result, financing may not be available in amounts or on terms acceptable to us, if at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations.

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth.

Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, currency exchange fluctuations, problems in collecting accounts receivable and longer collection periods, issues related to repatriation of earnings of foreign subsidiaries, Internet access restrictions, protecting intellectual property rights in international jurisdictions, political instability, and anti-U.S. sentiment or terrorist activity against U.S. interests abroad. We have little or no control over these risks. For example, we have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited the growth of our European Internet panel. As we increase our global operations in the future, we may experience some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely on off-shore providers in countries, such as India and Costa Rica, to provide certain of our programming services, as well as telephone and online data collection. Political or economic instability in countries where such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time, laws and regulations are proposed in the jurisdictions where we operate that would restrict or limit the benefits of off-shore operations, and enactment of any such legal restrictions could harm our results of operations.

If we are unable to enforce and protect our intellectual property rights our competitive position may be harmed.

We rely on a combination of copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property in such countries against unauthorized third-party copying or use, which could adversely affect our competitive position.

We may be subject to liability for publishing or distributing content over the Internet.

We may be subject to claims relating to content that is published on or downloaded from our websites. We may also be subject to liability for content that is accessible from our website through links to other websites. For example, as part of our surveys panelists sometimes access, through our websites or linkages to our client’s or other third party websites, content provided by our clients, such as advertising copy, that may be incomplete or contain inaccuracies. We also recruit panelists to participate in research sponsored and hosted by our clients on the client’s website, and we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by those third parties. We may be accused of sending bulk unsolicited email and have our email blocked by one or more Internet service providers and, therefore, our online data collection efforts may suffer.

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

Any failure in the performance of our technology infrastructure or the Internet backbone could harm our business.

Any system delays or failures, including network, software or hardware failures, that cause an interruption in our ability to communicate with our Internet panel, collect research data, or protect visual materials included in our surveys, could result in reduced revenue, impair our reputation, and have a material adverse effect on our business, financial condition and results of operations.

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

Major components of the Internet backbone itself could fail due to terrorist attack, war or natural disaster. Further, our servers could be the subject of cyber attacks or outages could be experienced with Internet service providers. Our business is particularly vulnerable to such occurrences because we not only would suffer the effects experienced by businesses in general, we would be unable to perform online surveys, which represent a significant portion of our business. Thus, we would have to find alternative means to conduct surveys or would be unable to effectively service the needs of many of our clients.

Risks Related to Our Common Stock

Our business may be harmed if we cannot maintain our listing on the Nasdaq Global Select Stock Market.

Variations in our operating results may cause our stock price to fluctuate. Our quarterly operating results have in the past, and may in the future, fluctuate significantly and we have and may continue to incur losses in any given quarter. Our future results of operations have and may again fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline. Other factors, such as general market conditions and investor’s perceptions of our longer term prospects, also may cause fluctuations in the price of our common stock.

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

Citing extraordinary market conditions, on October 16, 2008 and again on December 19, 2008, March 23, 2009 and July 13, 2009, Nasdaq suspended application of the requirements related to minimum market value of listed securities and minimum bid price. On August 3, 2009, the requirements were reinstated with a new measurement period commencing on that date.

Any failure to meet the market value requirement must continue for 10 consecutive days and may be cured within 30 days after notification by Nasdaq of non-compliance by meeting the standard for 10 consecutive business days. Any failure to meet the minimum bid price requirement must continue for 30 consecutive business days and may be cured within 180 days after notification by Nasdaq of non-compliance by meeting the standard for 10, or in Nasdaq’s discretion 20 or more, consecutive business days. If we fail to meet these requirements, we would have the option to apply to transfer our securities to the Nasdaq Capital Market, which would provide us with an additional 180 days to meet the $1.00 minimum bid requirement. If we fail to meet the minimum bid requirement after that additional 180 days have elapsed, Nasdaq may provide written notification to us regarding the de-listing of our common stock. At that time, we would have the right to request a hearing to appeal the Nasdaq de-listing determination.

Since November 14, 2008, the bid price of our common stock has been below $1.00 per share. As of August 25, 2009, the bid price of our common stock was $0.82 per share and our approximate market value for listed securities was $44.2 million. There can be no assurance that we will meet the continued listing requirements for the Nasdaq Global Select Market, or that any appeal of a decision to de-list our common stock will be successful. If our common stock loses its status on the Nasdaq Global Select Market and we are not successful in obtaining a listing on the Nasdaq Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

Our operating results may fluctuate from period to period and may not meet the expectations of securities analysts or investors or forward-looking statements we have made, which may cause the price of our common stock to decline.

Our quarterly and annual operating results may fluctuate in the future as a result of many factors, some of which are outside our control, including declines in general economic conditions or the budgets of our clients, changes in the demand for market research and polling products and services, currency fluctuations, the timing of client projects, and competition in the industry, and others which are partially within our control, including the amount of new business generated, effective management of the professional services aspects of our business, including utilization and realization rates, the mix of domestic and international business, and the timing of the development, introduction and marketing of new products and services. An inability to generate sufficient earnings and cash flow may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of securities analysts or investors in the future or forward-looking statements we have made. If this occurs, the price of our stock would likely decline.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading prices of our common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the industries in which we do business, general economic conditions, general market conditions, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities, and our performance relative to securities analysts’ expectations for any quarterly period. Further, even though our stock is quoted on the Nasdaq Global Select Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a significant fluctuation in volume, either up or down, will significantly impact the stock price. Because of the relatively low trading volume of our stock, our stockholders may have difficulty selling our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Such volatility may adversely affect the market price of our common stock.

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

Our corporate headquarters and principal United States operating facility is located at 60 Corporate Woods, Rochester, New York, 14623, under an operating lease that expires in July 2015. We plan to move our corporate headquarters to 161 Sixth Avenue, New York, New York, effective September 15, 2009, where we have an office under an operating lease that expires in April 2012. In addition, we lease data collection centers to house our telephone interviewing centers in both Canada and the United Kingdom. We also lease service offices to house our project, administrative and processing staff in the following locations:

•	Rochester, New York;

•	New York, New York;

•	Princeton, New Jersey;

•	Norwalk, Connecticut;

•	Reston, Virginia;

•	Minneapolis, Minnesota;

•	Ann Arbor, Grand Rapids and Rochester, Michigan;

•	Portland, Oregon;

•	Claremont, California;

•	Washington, District of Columbia;

•	Brentford, Hazel Grove and Maidenhead, United Kingdom;

•	Ottawa and Toronto, Ontario;

•	Montreal, Quebec;

•	Paris, France;

•	Hamburg, Germany;

•	Hong Kong and Shanghai, China; and

•	Singapore.

We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We continually assess the adequacy of our space needs relative to the size and scope of our business and may, from time to time, reduce our leased space accordingly. We believe that additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Information concerning each of our material properties is as follows (amounts in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2009

40-52 Watermans Park	Brentford, United Kingdom	June 2010	$429
135 Corporate Woods	Rochester, New York	June 2010	332
Pepper Road	Hazel Grove, United Kingdom	July 2010	192
Vanwall Road	Maidenhead, United Kingdom	July 2010	178
BTC Beim Strohause 31	Hamburg, Germany	August 2010	295
70 Carlson Road	Rochester, New York	November 2009	114
161 Avenue of the Americas	New York, New York	April 2012	1,927
2345 Yonge Street	Toronto, Ontario	May 2012	450
101 Merritt 7	Norwalk, Connecticut	May 2015	2,042
60 Corporate Woods	Rochester, New York	July 2015	8,045
463 Lockhart Road, Causeway Bay	Hong Kong, China	September 2015	897
160 Elgin	Ottawa, Ontario	February 2016	3,010
1080 Beaver Hall Hill	Montreal, Quebec	April 2016	1,212
5 Independence Way	Princeton, New Jersey	December 2018	4,329

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Global Select Market of Nasdaq under the symbol “HPOL”. The following table shows, the high and low sales prices per share of our common stock on the Nasdaq exchange for fiscal 2009 and 2008.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

Quarter Ended:
June 30	$0.52	$0.24	$2.80	$1.80
March 31	0.67	0.15	4.33	2.15
December 31	1.78	0.45	4.77	3.86
September 30	1.98	1.27	5.55	3.67

Holders

At August 24, 2009, our common stock was held by approximately 6,200 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for internal purposes, such as investing in our key strategic initiatives. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities for the three months ended June 30, 2009.

Performance Graph

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and a customized peer group of seven companies that includes: Aegis Group plc, GFK AG, Intage Inc., National Research Corp., Ipsos SA, WPP Group plc and Yougov plc. The peer group previously also included Greenfield Online, Inc. and Taylor Nelson Sofres plc, neither of which continues to be publicly traded. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (assuming the reinvestment of all dividends) from June 30, 2004 to June 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris Interactive Inc., The NASDAQ Composite Index,
The S&P Smallcap 600 Index And A Peer Group

	6/04	6/05	6/06	6/07	6/08	6/09
Harris Interactive Inc.	100.00	72.47	84.82	79.61	29.91	6.10
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
S&P Smallcap 600	100.00	113.45	129.25	149.98	127.98	95.58
Peer Group	100.00	104.45	127.03	157.04	111.06	77.85

* $100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending June 30. Copyright© 2009 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

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

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Decima (August 2007), Marketshare (August 2007), MediaTransfer (April 2007), and Wirthlin (September 2004). In addition, information reported for fiscal years 2005 through 2008 has been reclassified to reflect our Japanese and Rent and Recruit operations as discontinued operations for all periods presented.

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenue from services	$184,334	$238,723	$211,803	$212,184	$193,635
Operating expenses:
Cost of services(1)	115,235	140,578	122,052	122,148	103,269
Selling, general and administrative(1)	65,678	83,084	72,590	69,934	74,274
Depreciation and amortization	7,610	8,526	5,295	5,961	6,230
Gain on sale of assets	—	—	(788)	—	—
Restructuring and other charges	12,010	4,609	337	250	1,132
Goodwill impairment charge	40,250	86,497	—	—	—

Total operating expenses	240,783	323,294	199,486	198,293	184,905

Operating income (loss)	(56,449)	(84,571)	12,317	13,891	8,730
Interest and other income	400	1,119	2,246	1,534	742
Interest expense	(3,433)	(1,951)	(290)	(20)	(150)

Income (loss) from continuing operations before income taxes	(59,482)	(85,403)	14,273	15,405	9,322

Provision (benefit) for income taxes	15,849	(661)	5,319	6,205	4,978

Income (loss) from continuing operations	(75,331)	(84,742)	8,954	9,200	4,344
Income (loss) from discontinued operations, net of tax	—	124	122	260	(2,761)

Net income (loss) available to holders of common stock	$(75,331)	$(84,618)	$9,076	$9,460	$1,583

Basic net income (loss) per share(*):
Continuing operations	$(1.41)	$(1.60)	$0.16	$0.15	$0.07
Discontinued operations	—	0.00	0.00	0.00	(0.05)

Basic net income (loss) per share	$(1.41)	$(1.60)	$0.16	$0.15	$0.03

Diluted net income (loss) per share(*):
Continuing operations	$(1.41)	$(1.60)	$0.16	$0.15	$0.07
Discontinued operations	—	0.00	0.00	0.00	(0.05)

Diluted net income (loss) per share	$(1.41)	$(1.60)	$0.16	$0.15	$0.03

Weighted-average shares outstanding — basic	53,547,670	52,861,354	56,133,355	61,511,031	60,264,152

Weighted-average shares outstanding — diluted	53,547,670	52,861,354	56,397,600	61,685,777	61,238,064

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$16,752	$32,874	$28,911	$11,465	$13,118
Marketable securities	$1,010	$—	$4,418	$45,145	$23,392
Working capital	$10,778	$32,489	$22,046	$62,026	$46,426
Total assets	$84,527	$187,049	$242,038	$256,923	$241,829
Short-term borrowings	$—	$—	$19,625	$—	$—
Long-term borrowings	$22,506	$29,431	$—	$—	$—
Total stockholders’ equity	$18,123	$98,636	$172,356	$203,644	$194,164

(*)	Figures may not add due to rounding

(1)	Amounts for fiscal year 2005 are not directly comparable to subsequent fiscal years, as a result of our adoption of SFAS No. 123(R) using the modified prospective method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: All amounts shown below are in thousands of U.S. Dollars, unless otherwise noted.

Overview

Throughout fiscal 2009, we have taken a number of steps that we believe are critical to our ability to restore revenue and profitability, including:

•	restructuring the Company to better align our cost structure with expected revenue, by proactively taking the actions described below under “Restructuring and Other Charges,” which took nearly $22,000 in annualized costs out of the business, approximately $6,000 (on an annualized basis) of which we anticipate will be re-invested in talent during fiscal 2010 to support our key strategic initiatives,

•	renegotiating our credit agreement to keep our term loans in place and provide a $5,000 line of credit to meet short-term working capital needs,

•	creating a new integrated research and selling organization that better serves our clients,

•	forming global centers of excellence to better develop and deliver products and solutions into the marketplace, and

•	continuing recruitment initiatives to attract top talent to augment the strong talent already at the Company.

We believe it is likely that the unfavorable global macroeconomic conditions, which have negatively impacted our revenue and profitability during fiscal 2009 as described in more detail below, may continue to persist. According to industry analysts at Inside Research, 80% of market research buyers have faced cutbacks of their market research budgets in calendar 2009, compared with only 30% in calendar 2008. Despite this outlook, we remain focused on continuing to implement our strategy to grow revenue and regain market share by capitalizing on our strong brand and leveraging the expertise and insights our client teams possess, all with an eye toward a sustaining future for Harris.

Goodwill Impairment Charges

Fiscal 2009

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

As part of our closing process for the three months ended December 31, 2008, we considered the following factors in determining whether an impairment review outside of our annual impairment evaluation date was necessary:

•	operating losses in our single reporting unit for the fiscal quarters ended September 30, 2008 and December 31, 2008,

•	potential declines in market research spending for calendar year 2009 based on industry forecasts from Inside Research,

•	headcount reductions and related charges as announced in October and December 2008, the details of which are described in Note 4, “Restructuring and Other Charges,” to our consolidated financial statements included in this Form 10-K,

•	a 62% decline in our per share stock price from $1.73 at September 30, 2008 to $0.65 at December 31, 2008, which resulted in a market capitalization that, based on our per share stock price as of market close on December 31, 2008, was below the carrying value of our reporting unit’s net assets at that date.

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

During the three months ended December 31, 2008, as a result of the factors discussed above, we also tested our asset groups for recoverability under SFAS No. 144. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, we did not record an impairment charge for any of our long-lived assets during the three months ended December 31, 2008. No additional facts and circumstances arose during the remainder of fiscal 2009 to change this conclusion.

Fiscal 2008

At March 31, 2008, we considered the decline in our stock price from January 2008 to March 2008. At that time, we concluded that the decline was short-term in nature and did not trigger a review for impairment outside of our annual June 30 impairment evaluation date.

At June 30, 2008, we performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using a discounted cash flow model, to its carrying value. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result, recorded a pre-tax goodwill impairment charge of $86,497. The primary reason for the impairment charge was the sustained decline of our stock price during the second half of fiscal 2008.

Income Tax Valuation Allowance

During the second quarter of fiscal 2009, our judgment regarding our U.S. deferred tax assets changed, as the current macroeconomic environment and our U.S. losses in the most recent three-year period presented significant negative evidence such that a valuation allowance against our net U.S. deferred tax assets was required. Accordingly, we recorded a valuation allowance of $18,861 in the three months ended December 31, 2008 against the deferred tax assets of our U.S. operations. We will continue to assess the realizability of these deferred tax assets in accordance with SFAS No. 109 and will adjust the valuation allowance should all or a portion become realizable in the future.

Restructuring and Other Charges

Restructuring

Fiscal 2009

During the third quarter of fiscal 2009, we took actions to re-align the cost structure of our U.S. and U.K. operations. Specifically, we reduced headcount at our U.S. facilities by 92 full-time employees and announced plans to reduce headcount at our U.K. facilities by 25 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions were $2,656 and $389, respectively, all of which involved cash payments. These actions were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and May 2009 in the U.K. The related cash payments were completed by June 2009 in the U.K. and will be completed by March 2010 in the U.S.

At March 31, 2009, we reviewed the estimate of anticipated sublease rental income for our Rochester, New York offices, located at 135 Corporate Woods. This review, prompted by adverse changes in real estate market conditions, resulted in a decrease to our estimate of the portion of the remaining lease obligation period over which we expect to derive sublease rental income. This change in estimate resulted in a charge of $35 in the third quarter of fiscal 2009.

Previously, during the second quarter of fiscal 2009, we took actions to re-align the cost structure of our U.S. operations. Specifically, we reduced headcount at our U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and we expect the related cash payments to be completed by December 2009.

Additionally during the second quarter of fiscal 2009, we substantially vacated leased space at 135 Corporate Woods. We incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed by December 2008. We expect the related cash payments to be completed by June 2010.

At December 31, 2008, we reviewed the estimates of anticipated sublease rental income for our Grandville, MI and Norwalk, CT offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with our reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease to our estimate of the portion of the remaining lease obligation period over which we expect to derive sublease rental income. This change in estimate resulted in a charge of $366 for the three months ended December 31, 2008.

Restructuring charges for fiscal 2009 totaled $5,657. The headcount and leased space reductions described above took nearly $22,000 in annualized costs out of the business, approximately $6,000 (on an annualized basis) of which we anticipate will be re-invested in talent during fiscal 2010 to support our key strategic initiatives.

Fiscal 2008

During the fourth quarter of fiscal 2008, we took certain actions designed to align the cost structure of our U.K. operations with the evolving operational needs of that business. Specifically, we reduced headcount at our U.K. facilities by 18 full-time employees and incurred $544 in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in June 2008. All actions were completed by July 31, 2008 and the related cash payments were completed in September 2008.

The U.K. restructuring described above follows separate actions we took at various times during the fourth quarter of fiscal 2008 to strategically reduce headcount at several of our U.S. facilities by a total of 24 full-time equivalents, as a result of which we incurred $512 in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in April 2008. Additionally, we took steps to reduce costs associated with our U.S. operations by reducing leased space at our Cincinnati, Ohio facility. We incurred $135 in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with these headcount and leased space reductions were completed in April and May 2008, respectively, and the related cash payments were completed in October 2008 and April 2009, respectively.

During the third quarter of fiscal 2008, we recorded $1,138 in restructuring charges directly related to our decisions made at various times during the quarter to close our telephone center in Orem, Utah by March 2008, strategically reduce headcount, and reduce leased space at our Grandville, Michigan and Norwalk, Connecticut offices. Each decision was designed to better align our cost structure with the evolving operational needs of the business.

In connection with the Orem closure, we reduced our headcount by 26 full-time equivalents and incurred $166 in one-time termination benefits. The reduction in staff was communicated to the affected employees in January 2008. Additionally, we incurred $120 in contract termination charges related to the remaining operating lease obligation. All actions were completed by March 31, 2008 and involved cash payments, which were completed in August 2008.

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

In connection with the leased space reductions in Grandville and Norwalk, we incurred $518 in contract termination charges related to the remaining operating lease obligations, all of which involved cash payments. All actions associated with the space reductions were completed in March 2008. Cash payments in connection with the remaining lease obligations will be completed by April 2015.

As a result of the actions described above, we realized approximately $1,800 in cash savings during fiscal 2008 and approximately $5,800 during fiscal 2009.

Fiscal 2007

During the fourth quarter of fiscal 2007, we recorded $337 in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of our cost structure with the operational needs of the business. We negotiated an amendment to the lease agreement for our Reston, Virginia office, terminating our lease with respect to a portion of our space in exchange for a payment of $230 to the landlord, subject to conditions which have since been met. As a result of the amendment, our lease obligation over the remaining term of the lease was reduced by approximately $500 from the initial lease, which, when offset against the payment to the landlord for the space reduction noted above, resulted in anticipated net savings of approximately $300 over the remaining lease term.

We also reduced the staff of our U.S. operations by 6 full-time equivalents and incurred $107 in severance charges, all of which involved cash payments. The reduction in staff was communicated to the affected employees during the fourth quarter of fiscal 2007. All actions in the plan were completed by June 30, 2007. Cash payments in connection with the plan were completed in December 2007.

As a result of the actions described above, we realized cash savings of approximately $800 in fiscal 2008, consistent with our savings expectation at the time that these actions were taken.

Other Charges

Other charges totaled $6,353 and $2,346 for fiscal 2009 and 2008, respectively, and included the following:

•	Contractually obligated payments to former executives — In connection with their departures during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated payments, all of which are cash payments. These cash payments will be completed in December 2010, December 2009 and February 2010, respectively.

During fiscal 2008, we incurred $762 in severance charges for Leonard R. Bayer, our former Executive Vice President, Chief Scientist and Chief Technology Officer, in connection with his retirement, which was effective March 31, 2008. This amount was reclassified from the “Selling, general and administrative” expense line in our consolidated statements of operations to conform to the current year presentation, as more fully described in Note 2, “Summary of Significant Accounting Policies — Reclassifications,” to our consolidated financial statements included in this Form 10-K.

•	Performance improvement consultant fees — We retained a consulting firm to assist with performance improvement initiatives, bank negotiations and interim CFO services and incurred fees for services rendered during fiscal 2009.

•	Cost of reviewing strategic alternatives — During fiscal 2008, we incurred legal, accounting, banking and other costs in connection with a decision by our Board of Directors to investigate strategic alternatives available to the Company. After retaining an investment bank to assist with this process and considering the results of the investigations, the Board determined that it was in the best interests of our stockholders to discontinue the process.

•	Bank negotiation legal fees — During fiscal 2009, we incurred legal fees in connection with the negotiation of the amendments to our credit agreement.

•	Other — Included in “Other” is the bad debt expense for a note receivable, for which collectability has become doubtful, and recruitment fees for senior executives during fiscal 2009.

Further financial information about our restructuring plans and activities is included in Note 4, “Restructuring and Other Charges,” to our consolidated financial statements contained in this Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2009 include:

•	Revenue recognition,

•	Impairment of goodwill and other intangible assets,

•	Impairment of long-lived assets,

•	Income taxes,

•	Stock-based compensation,

•	HIpoints loyalty program, and

•	Contingencies and other accruals.

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

Impairment of Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. The evaluation of other intangible assets is performed on a periodic basis. These assessments require us to estimate the fair market value of our single reporting unit. If we determine that the fair value of our reporting unit is less than its carrying amount, absent other facts to the contrary, we must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in our consolidated financial statements. As we have one reportable segment, we utilize the entity-wide approach for assessing goodwill.

Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Significant decline in our market capitalization relative to net book value.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting unit and the effects of changes in circumstances affecting this valuation, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of our reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for our reporting unit, we use the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for our reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of our reporting unit and affect the recorded balance of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balance of goodwill in the future could be affected by impairment charges.

Impairment of Long-Lived Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when we have committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

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

Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to our income approach:

•	Business Projections — We make assumptions about the level of demand for our services in the marketplace. These assumptions drive our planning assumptions for revenue growth. We also make assumptions about our cost levels. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal business plans.

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect our assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates and foreign currency exchange rates.

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

For share-based payments granted subsequent to July 1, 2005, compensation expense based on the grant date fair value is recognized in our consolidated statements of operations over the requisite service period. In determining the fair value of stock options, we use the Black-Scholes option pricing model, which employs the following assumptions:

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

Expected volatility and the expected life of the options granted, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2007, 2008 and 2009, respectively, are set forth in Note 14, “Stock-Based Compensation,” to our consolidated financial statements contained in this Form 10-K. The fair value of our restricted stock awards is based on the price per share of our common stock on the date of grant. We grant options to purchase our stock at fair value as of the date of grant.

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

Prior to December 2007, points under the HIpoints program expired after one year of account inactivity. In December 2007, we modified the expiration parameters of the program such that points now expire after nine months of account inactivity and tightened the rules around expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in an approximately $800 reduction in our reserve for obligations with respect to future redemption of outstanding points during the second quarter of fiscal 2008, which was recorded in the “Cost of services” line of our consolidated statement of operations.

Contingencies and Other Accruals

From time to time, we record accruals for severance costs both in connection with formal restructuring programs and in the normal course, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such actions were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not finally determinable until the completion of our fiscal year end closing process.

Explanation of Key Financial Statement Captions

Revenue from Services

We recognize revenue from services on a proportional performance basis, as more particularly described above in “Critical Accounting Policies and Estimates — Revenue Recognition”.

Our revenue from services is derived principally from the following:

•	Custom Research — including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies and ad concept testing.

•	Tracking Studies — studies that regularly ask identical questions to similar demographic groups within a constant interval (once a month, once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence.

•	Service-Bureau Research — HISB provides data collection services primarily for other market research firms.

Cost of Services

Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection, and data analysis. We maintain project personnel in North America, Europe, and Asia. Labor costs are specifically allocated to the projects they relate to. We utilize a timekeeping system, which tracks the time of project personnel as incurred for each specific revenue-generating project.

•	Panelist Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our panelists for participating in surveys, which are earned when we receive a timely and complete survey response. Non-cash incentives in the form of points are awarded to market survey respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to their expiration.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as-needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis, and the amortization of software developed for internal use.

Selling, General and Administrative

Selling, general and administrative expense includes the following:

•	payroll and related costs, including commissions, for sales and marketing professionals,

•	payroll and related costs for staff in the areas of finance, human resources, information technology and executive management, and

•	other indirect costs necessary to support the business, including among others, office rents, travel, stock-based compensation and public company costs.

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

Results of Operations

The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2009	%	2008	%	2007	%

Revenue from services	$184,334	100.0%	$238,723	100.0%	$211,803	100.0%
Operating expenses:
Cost of services	115,235	62.5	140,578	58.9	122,052	57.6
Selling, general and administrative	65,678	35.6	83,084	34.8	72,590	34.3
Depreciation and amortization	7,610	4.1	8,526	3.6	5,295	2.5
Gain on sale of assets	—	—	—	—	(788)	(0.4)
Restructuring and other charges	12,010	6.5	4,609	1.9	337	0.2
Goodwill impairment charge	40,250	21.8	86,497	36.2	—	—

Operating income (loss)	(56,449)	(30.6)	(84,571)	(35.4)	12,317	5.8
Interest and other income	400	0.2	1,119	0.5	2,246	1.1
Interest expense	(3,433)	(1.9)	(1,951)	(0.8)	(290)	(0.1)

Income (loss) from continuing operations before taxes	(59,482)	(32.3)	(85,403)	(35.8)	14,273	6.7

Provision (benefit) for income taxes	15,849	8.6	(661)	(0.3)	5,319	2.5

Income (loss) from continuing operations	(75,331)	(40.9)	(84,742)	(35.5)	8,954	4.2
Income from discontinued operations, net of tax	—	—	124	0.1	122	0.1

Net income (loss)	$(75,331)	(40.9)	$(84,618)	(35.4)	$9,076	4.3

The results of continuing operations as presented and discussed herein do not include the results of our discontinued Rent and Recruit business. Additionally, certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation, as more fully described in Note 2, “Summary of Significant Accounting Policies — Reclassifications.”

Fiscal Year Ended June 30, 2009 Versus Fiscal Year Ended June 30, 2008

Revenue from services.  Revenue from services decreased by $54,389, or 22.8%, to $184,334 for fiscal 2009 compared with fiscal 2008. As more fully described below, revenue from services was impacted by several factors and included a negative foreign exchange rate impact of $12,148 in fiscal 2009 compared with fiscal 2008.

North American revenue decreased by $44,762 to $132,760 for fiscal 2009 compared with fiscal 2008, a decrease of 25.2%. By country, North American revenue for fiscal 2009 was comprised of:

•	Revenue from U.S. operations of $112,821, down 26.2% compared with $152,894 for fiscal 2008. The decline in U.S. revenue was largely the result of the adverse macroeconomic trends discussed above under “Risks Related to Our Business”, which have resulted in revenue declines across the majority of our U.S. research groups compared with fiscal 2008.

•	Revenue from Canadian operations of $19,939, down 19.0% compared with $24,628 for fiscal 2008. The decrease in Canadian revenue was principally driven by a $2,979 negative foreign exchange rate impact on fiscal 2009 Canadian revenue compared with fiscal 2008, as well as decreases in the research budgets at several of our Canadian unit’s key clients. On a local currency basis, Canadian revenue decreased by 5.9% compared with fiscal 2008.

European revenue decreased by $11,691 to $46,990 for fiscal 2009 compared with fiscal 2008, a decrease of 19.9%. By country, European revenue for fiscal 2009 was comprised of:

•	Revenue from U.K. operations of $32,454, down 25.9% compared with $43,771 for fiscal 2008. U.K. revenue for fiscal 2009 included an $8,001 negative foreign exchange rate impact, which principally drove the decrease in U.K. revenue from fiscal 2008. The decrease in U.K. revenue was also impacted by the adverse macroeconomic trends discussed above under “Risks Related to Our Business”. On a local currency basis, U.K. revenue decreased by 7.5% compared with fiscal 2008.

•	Revenue from French operations of $8,535, up 9.1% compared with $7,823 for fiscal 2008. French revenue for fiscal 2009 included a $704 negative foreign exchange rate impact compared with fiscal 2008. On a local currency basis, French revenue increased by 18.0% compared with fiscal 2008. The increase in French revenue was principally driven by growth within the Healthcare and Consumer research groups.

•	Revenue from German operations of $6,001, down 15.3% compared with $7,087 for fiscal 2008. German revenue for fiscal 2009 included a $423 negative foreign exchange rate impact compared with fiscal 2008. On a local currency basis, German revenue decreased by 12.6% compared with fiscal 2008. The decrease in German revenue was principally driven by decreases in the research budgets at several of our German unit’s key clients.

Asian revenue increased by $2,064 to $4,584 for fiscal 2009, an increase of 81.9% compared with fiscal 2008. The increase was principally impacted by increased focus on driving business with clients in the pharmaceutical, telecommunications and hotel industries. The impact of the foreign exchange rate on Asian revenue was inconsequential compared with fiscal 2008.

Cost of services.  Cost of services was $115,235 or 62.5% of total revenue for fiscal 2009, compared with $140,578 or 58.9% of total revenue for fiscal 2008. Cost of services was impacted by the declines in revenue discussed above, the headcount reductions taken throughout fiscal 2009, as more fully described above under “Restructuring and Other Charges,” and the differing types of custom research projects performed in fiscal 2009 compared with fiscal 2008. Cost of services as a percentage of revenue for fiscal 2009 was greater than fiscal 2008 given the pace of the declines in revenue relative to the timing of our cost reductions.

Selling, general and administrative.  Selling, general and administrative expense for fiscal 2009 was $65,678 or 35.6% of total revenue for fiscal 2009, compared with $83,084 or 34.8% of total revenue for fiscal 2008. Selling, general and administrative expense was principally impacted by the following:

•	a $9,548 decrease in payroll-related expense, driven by headcount reductions taken throughout this fiscal year,

•	a $2,126 decrease in stock-based compensation expense, driven by the departures of several senior executives from the prior management team throughout this fiscal year,

•	a $1,965 decrease in travel expense, driven by our continued focus on controlling these costs, and

•	a $942 decrease in office rent, driven by space reductions taken during fiscal 2008 and 2009.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.

Depreciation and amortization.  Depreciation and amortization was $7,610 or 4.1% of total revenue for fiscal 2009, compared with $8,526 or 3.6% of total revenue for fiscal 2008. The decrease in depreciation and amortization expense when compared with fiscal 2008 was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2009 combined with decreased capital spending during fiscal 2009 as part of our overall focus on controlling costs.

Restructuring and other charges.   See above under “Restructuring and Other Charges” for a discussion of restructuring charges incurred during fiscal 2009 and 2008.

Goodwill impairment charge.  See above under “Goodwill Impairment Charges” for a discussion of the goodwill impairment charges incurred during fiscal 2009 and 2008.

Interest and other income.  Interest and other income was $400 or 0.2% of total revenue for fiscal 2009, compared with $1,119 or 0.5% of total revenue for fiscal 2008. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for fiscal 2009 when compared with fiscal 2008.

Interest expense.  Interest expense was $3,433 or 1.9% of total revenue for fiscal 2009, compared with $1,951 or 0.8% of total revenue for fiscal 2008. The increase in interest expense was principally the result of a $1,017 charge recorded during fiscal 2009 to reflect the ineffectiveness of our interest rate swap as a cash flow hedge during the second and third quarters of fiscal 2009, along with an increase in the applicable spread under our credit facilities from 0.875% to 5.00%, each as a result of the covenant violations and subsequent waivers and amendments to our credit agreement described below under “Liquidity and Capital Resources — Credit Facilities”.

Income taxes.  We recorded an income tax provision of $15,849 for fiscal 2009, compared with an income tax benefit of $(661) for fiscal 2008. The tax provision for fiscal 2009 was principally impacted by the valuation allowance recorded against our U.S. deferred tax assets, as discussed above under “Income Taxes” and the tax non-deductibility of the goodwill impairment charge described above under “Goodwill Impairment Charges.”

Fiscal Year Ended June 30, 2008 Versus Fiscal Year Ended June 30, 2007

Revenue from services.  Revenue from services increased by $26,920 to $238,723 for fiscal 2008, an increase of 12.7% over fiscal 2007. Revenue from services was impacted by several factors, as more fully described below.

North American revenue increased by $17,679 to $177,522 for fiscal 2008, an increase of 11.1% over fiscal 2007. For fiscal 2008, North American revenue was comprised of:

•	$152,894 from U.S. operations, down 4.3% compared with $159,843 for fiscal 2007. The decrease in U.S. revenue was impacted by revenue declines in the following industry groups:

•	Healthcare, as a result of budget cuts in the pharmaceutical industry as well as the replacement of industry team leadership, and

•	Emerging and General Markets, as a result of this group’s transition to new sales leadership during the fiscal year.

•	$24,628 from Canadian operations, all of which was attributable to our August 2007 acquisition of Decima.

European revenue increased by $6,721 to $58,681 for fiscal 2008, an increase of 12.9% over fiscal 2007. For fiscal 2008, European revenue was comprised of:

•	$43,771 from our U.K. operations, essentially flat when compared with $43,655 for fiscal 2007, and

•	$14,910 from our French and German operations, compared with $8,305 from those operations for fiscal 2007. The increase in revenue from these operations was principally the result of our April 2007 acquisition of MediaTransfer, which contributed $5,262 in incremental revenue in fiscal 2008.

European revenue for fiscal 2008 included a favorable impact of $2,546 as a result of foreign exchange rate differences and the depreciation of the U.S. Dollar against the British Pound and the Euro.

Cost of services.  Cost of services was $140,578 or 58.9% of total revenue for fiscal 2008, compared with $122,052 or 57.6% of total revenue for fiscal 2007. Cost of services was principally impacted by the increase in revenue from services discussed above, as well as the differing types of custom research projects performed in fiscal 2008 compared with fiscal 2007. Additionally, cost of services was favorably impacted by the $800 reduction in our reserve for obligations with respect to future redemption of outstanding points under our HIpoints program discussed above.

Selling, general and administrative.  Selling, general and administrative expense increased to $83,084 or 34.8% of total revenue for fiscal 2008, compared with $72,590 or 34.3% of total revenue for fiscal 2007. Selling, general and administrative expense was principally impacted by $13,572 in incremental expenses attributable to our MediaTransfer, Decima and Marketshare acquisitions.

Depreciation and amortization.  Depreciation and amortization was $8,526 or 3.6% of total revenue for fiscal 2008, compared with $5,295 or 2.5% of total revenue for fiscal 2007. The increase in depreciation and amortization was principally the result of $2,960 in incremental depreciation and amortization expense attributable to our MediaTransfer, Decima and Marketshare acquisitions.

Gain on sale of assets.  There were no gains on the sale of assets for fiscal 2008. Gain on sale of assets during fiscal 2007 consisted of a $410 gain realized on the December 2006 sale of our Stockport facility, along with $378 in net proceeds from the June 2007 sale of two internally developed patents.

Restructuring and other charges.  See above under “Restructuring and Other Charges” for a discussion of restructuring charges incurred during fiscal 2008 and 2007.

Goodwill impairment charge.  See above under “Goodwill Impairment Charges” for a discussion of the goodwill impairment charge incurred during fiscal 2008.

Interest and other income.  Interest and other income was $1,119 or 0.5% of total revenue for fiscal 2008, compared with $2,246 or 1.1% of total revenue for fiscal 2007. The decrease in interest and other income was due to a decrease in the average balance of cash and marketable securities for fiscal 2008 when compared with fiscal 2007.

Interest expense.  Interest expense was $1,951 or 0.8% of total revenue for fiscal 2008, compared with $290 or 0.1% of total revenue for fiscal 2007. The increase in interest expense was the result of our outstanding debt in fiscal 2008 compared with fiscal 2007, during which we did not have any outstanding debt for the first nine months of the fiscal year. The debt incurred was used to fund a portion of the consideration for our MediaTransfer acquisition in fiscal 2007, and our Decima and Marketshare acquisitions in fiscal 2008.

Income taxes.  We recorded an income tax benefit from continuing operations of $(661) for fiscal 2008, compared with an income tax provision of $5,319 for fiscal 2007. This was principally impacted by a $2,400 tax charge which resulted from the goodwill impairment charge discussed above, which was largely non deductible for tax purposes. For further explanation of our actual tax rate for fiscal 2008 compared with our U.S. statutory rate, see Note 16, “Income Taxes,” to our consolidated financial statements contained in this Form 10-K.

Significant Factors Affecting Company Performance

Our Revenue Mix

In reports filed with the SEC for periods prior to the fiscal quarter ended December 31, 2008, in addition to reporting revenue from services, we provided detail as to the portion of revenue that was Internet-based. We treated all of the revenue from a project as Internet-based whenever more than 50% of the data collection for that project was completed online. During the periods in which we were one of the few providers of Internet-based market research, an understanding of Internet-based revenue was helpful in understanding the speed of conversion of clients to the Internet and our growth prospects. Costs related to Internet data collection also are different than those related to traditional methods of data collection, so an understanding of our Internet-based revenue was helpful in comparing our margins with those of others in the market research industry. Internet-based research now has gained wide market acceptance, both with providers and clients, and is less a differentiating factor for us than it historically was. Moreover, the percentage of our revenue in the United States that is Internet-based has stabilized within a range of 65-75% of total U.S. revenue during the most recent fiscal years, and the percentage of our revenue generated in Europe has grown to be within a similar range. Rather than focusing on Internet-based revenue growth, our current business model emphasizes utilizing the most efficient and effective data collection method for the specific project, whether Internet-based, traditional, or otherwise. Therefore, we no longer believe that separate reporting of Internet-based revenue provides materially helpful information to investors, and discontinued separate reporting of that metric for periods after December 31, 2008.

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

Key operating metrics for continuing operations, by quarter, for the fiscal years ended June 30, 2008 and 2009, were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	FY2008	FY2008	FY2008	FY2008	FY2009	FY2009	FY2009	FY2009

Cash & marketable securities	$24.1	$33.3	$31.2	$32.9	$25.2	$26.1	$16.9	$17.8
Bookings	$50.8	$68.2	$61.3	$53.3	$43.5	$48.6	$37.9	$36.3
Ending sales backlog	$67.4	$72.8	$76.9	$66.8	$60.1	$58.0	$56.0	$48.8

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

Bookings for the three months ended June 30, 2009 were $36.3 million, compared with $53.3 million for the same prior year period. The decrease in bookings was principally impacted by the challenging global macroeconomic conditions discussed above under “Risks Related to Our Business.”

Monitoring bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we also are mindful that bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New bookings involve estimates and judgments regarding new contracts and renewals, as well as extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported.

Ending Sales Backlog is defined as prior period ending sales backlog plus current period bookings, less revenue recognized on outstanding projects as of the end of the period.

Ending sales backlog helps us manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Generally, projects included in ending sales backlog at the end of a fiscal period convert to revenue from services during the following twelve months, based on our experience from prior years. However, it is unclear what effect current global macroeconomic conditions will have on the conversion of backlog to revenue over the next few quarters, as projects currently in backlog remain subject to cancellation if the project has not already commenced.

Ending sales backlog for the three months ended June 30, 2009 was $48.8 million, compared with $66.8 million for the same prior year period. The decrease in ending sales backlog was principally impacted by the challenging global macroeconomic conditions discussed above under “Risks Related to Our Business”.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities, for the fiscal years ended June 30:

	2009	2008	2007

Net cash provided by (used in) operating activities	$(4,334)	$17,972	$16,639
Net cash provided by (used in) investing activities	(2,256)	(20,813)	28,800
Net cash provided by (used in) financing activities	(8,015)	6,436	(28,251)

Net cash provided by (used in) operating activities.  Net cash used in operating activities was $(4,334) for fiscal 2009, compared with $17,972 provided by operating activities for fiscal 2008. The change from fiscal 2008 was principally the result of our net loss for fiscal 2009 and decreases in accounts payable and accrued expenses, many of which are project-related and were impacted by current fiscal year revenue declines, partially offset by decreases in accounts receivable and unbilled receivables.

Net cash provided by operating activities increased to $17,972 for fiscal 2008, compared with $16,639 for fiscal 2007. The increase in net cash provided by operating activities was primarily the result of the cash contributed from the operations of MediaTransfer, Decima and Marketshare.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was $(2,256) for fiscal 2009, compared with $(20,813) for fiscal 2008. This change was principally the result of having no cash outlay for acquisitions during fiscal 2009, compared with $21,727 used during fiscal 2008 for acquisitions, and $1,015 in net purchases of marketable securities during the fiscal 2009, compared with net proceeds from the maturities and sales of marketable securities of $4,420 for fiscal 2008.

Net cash used in investing activities was $(20,813) for fiscal 2008, compared with $28,800 in net cash provided by investing activities for fiscal 2007. When compared with fiscal 2007, this change was principally the result of $21,727 in net cash used for acquisitions, compared with $9,790 used in fiscal 2007, along with a decline in net proceeds generated from maturities and sales of marketable securities from $40,831 in fiscal 2007 to $4,420 in fiscal 2008.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $(8,015) for fiscal 2009, compared with $6,436 provided by financing activities for fiscal 2008. This change was partially the result of having no borrowings during fiscal 2009, compared with $14,525 in net borrowings for fiscal 2008, and a $1,723 decrease in repayments of outstanding borrowings for fiscal 2009 when compared with fiscal 2008. In addition, fiscal 2009 included $1,274 in cash used to pay the costs associated with the amendments to our credit agreement discussed below under “Credit Facilities”.

Net cash provided by financing activities was $6,436 for fiscal 2008, compared with $(28,251) used in financing activities for fiscal 2007. This change was the result of $14,525 in net proceeds from borrowings, which were used to fund a portion of the consideration for our acquisitions of Decima and Marketshare, partially offset by $8,648 in payments on outstanding borrowings. Comparatively, $50,540 was used during fiscal 2007 to fund repurchases of our common stock under our Share Repurchase Program, which expired on December 31, 2007. The Share Repurchase Program was not renewed, and no purchases were made under it after fiscal 2007.

Working Capital

At June 30, 2009, we had cash, cash equivalents, and marketable securities of $17,762, compared with $32,874 at June 30, 2008. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand at June 30, additional cash that may be generated from our operations and funds to the extent available through our credit facilities discussed below. Until we achieve leverage ratios specified in our amended credit facility, we must have minimum cash balances ranging between 1.2 and 1.5 times the amount of borrowings we make under the revolving line that is part of our amended credit facilities. While we believe that our available sources of cash will support known or reasonably likely cash requirements over the next 12 months, our ability to generate cash from our operations is dependent upon the factors discussed below.

Generating cash from our operations significantly depends on our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve. As discussed above under “Risks Related to Our Business”, the adverse global macroeconomic environment has significantly impacted our operations during fiscal 2009. Industry analysts at Inside Research have indicated that these trends may continue to persist, given the expected decrease in market research spending described above under “Overview.”

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our services. Our capital expenditures are not expected to exceed $4,500 for fiscal 2010.

Credit Facilities

On September 21, 2007, we entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto, pursuant to which the Lenders made available certain credit facilities. As of December 31, 2008, we were in violation of the leverage and interest coverage covenants under the terms of the 2007 Credit Agreement. We obtained a 30-day waiver of the covenant violations from the Lenders on February 5, 2009, and in connection with the waiver, the 2007 Credit Agreement was amended (the “First Amendment”). We obtained an additional 60-day extension of the waiver on March 6, 2009, and in connection with the waiver, the 2007 Credit Agreement was further amended in immaterial respects. On May 6, 2009 and effective as of that date, we entered into a further amendment (the “Second Amendment”) to the 2007 Credit Agreement, pursuant to which the prior covenant defaults were permanently waived and we were again in compliance with the terms of the 2007 Credit Agreement, as amended.

At June 30, 2009, we were in compliance with all of the covenants under the 2007 Credit Agreement, as amended.

The Credit Agreement

The principal terms of the 2007 Credit Agreement, as amended, are described below:

2007 Credit Agreement	With Amendments
Availability:
$25,000 Revolving Line	$5,000 Revolving Line
• Up to $10,000 of Revolving Line may be used to back Letters of Credit	• Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period
• $25,000 Revolving Line increased availability at Lender discretion	• The Revolving Line may be used to back Letters of Credit
$12,000 Term Loan A	• No Revolving Line increased availability at Lender discretion
$19,825 Term Loan B	Term Loan A – unchanged
$2,900 Term Loan C	Term Loan B and C – consolidated but otherwise unchanged
$28,275 Term Loan additional availability at Company discretion	No additional Term Loan availability at Company discretion

Interest:
Company option:	Company option:
• Base Rate (greater of Federal Funds Rate plus 0.5% or Prime) plus 0.5%	• Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4%
OR	OR
• LIBOR plus spread ranging between 0.625% and 1%, based upon leverage ratio	• LIBOR plus 4% under First Amendment and 5% under Second Amendment
The Company elected LIBOR option for Term Loans, and entered into interest swap agreement fixing LIBOR rate at 5.08% through September 21, 2012. With the spread, the effective rate on the Term Loans was 5.955% at December 31, 2008.

  The Company election of LIBOR and interest swap agreement remained unchanged. With the spread, the effective rate on the Term Loans is 9.08% under the First Amendment, and 10.08% after the Second Amendment.

Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears	Payment schedule is unchanged

Unused Facility Fees:
Based upon leverage ratio, fee of between .10% and .175% of unused Revolving Line amount	Fee fixed at .5% of unused Revolving Line amount under the First Amendment, and 1.0% after the Second Amendment

Principal Payments:
Term Loan Maturity – September 21, 2012	Term Loan Maturity – unchanged
Revolving Line Maturity – September 21, 2012	Revolving Line Maturity – July 15, 2010
Revolving Line – payable at maturity	Revolving Line and Term Loan payment schedules are unchanged
Quarterly Term Loan Payments:
• Term Loan A – $600 quarterly
• Term Loan B – $991 quarterly
• Term Loan C – $140 quarterly

2007 Credit Agreement	With Amendments
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

The 2007 Credit Agreement, as amended, contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, we may freely transfer assets and incur obligations among our domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.

The required principal repayments of Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) for each of the four succeeding fiscal years are set forth in Note 11, “Borrowings,” to our consolidated financial statements included in this Form 10-K. At June 30, 2009, we did not have any amounts outstanding under our revolving line of credit.

Interest Rate Swap

Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (including as Term Loans B and C were consolidated into Term Loan B) at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A and B so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $22,506 at June 30, 2009, which was the same as the outstanding amount of the term loans. The applicable spreads referenced in the table above are added to the 5.08% rate fixed by the interest rate swap.

The terms of the interest rate swap remain unaffected by the First or Second Amendments. The interest rate swap continues to be accounted for in accordance with SFAS No. 133.

At June 30, 2009, we recorded a liability of $1,351 in the “Other liabilities” line item of our unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As a result of the covenant violations noted above, it was determined that the interest rate swap was not an effective cash flow hedge at both December 31, 2008 and March 31, 2009. Accordingly, we recorded charges to interest expense to reflect the ineffectiveness of the swap of $1,017 during the second and third quarters of fiscal 2009. At May 6, 2009, the swap was once again deemed an effective cash flow hedge, and continued to be effective at June 30, 2009. As such, changes in the fair value of the interest rate swap were once again recorded through other comprehensive income.

Off-Balance Sheet Risk Disclosure

At June 30, 2009 and 2008, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our consolidated contractual obligations and other commercial commitments at June 30, 2009 are as follows (amounts in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$22,506	$6,925	$13,850	$1,731	$—
Interest obligations on long-term debt(1)	3,971	2,007	1,920	44	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	26,671	6,464	9,055	6,573	4,579
Purchase obligations	—	—	—	—	—
Other long-term liabilities(2)	441	29	155	59	198

Total	$53,589	$15,425	$24,980	$8,407	$4,777

(1)	Interest obligations shown above were derived using an interest rate of 10.08%. This rate is a combination of the 5.08% that is fixed by our interest rate swap, and the 5.00% additional spread applicable to our leverage ratio. These rates are more fully described in Note 11, “Borrowings,” to the consolidated financial statements contained in this Form 10-K.

(2)	Amounts in the “1-3 Years” category include $96 for liabilities associated with uncertain tax positions, determined in accordance with FASB Interpretation No. 48, as more fully described in Note 16, “Income Taxes,” to the consolidated financial statements contained in this Form 10-K.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

See “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted” in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements contained in this Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2009, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At June 30, 2009, we had outstanding debt under our credit facilities of $22,506. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin was fixed at four percentage points in the First Amendment and five percentage points in the Second Amendment. The terms of the interest rate swap remain unchanged by the First or Second Amendments.

Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at June 30, 2009 would have increased the fair value of the interest rate swap by $338 and each 1% decrease from prevailing interest rates at June 30, 2009 would have decreased the fair value of the interest rate swap by $356.

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

We performed a sensitivity analysis at June 30, 2009. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions in 2008.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
August 31, 2009

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$16,752	$32,874
Marketable securities	1,010	—
Accounts receivable, less allowances of $779 and $482, respectively	23,163	34,940
Unbilled receivables	6,520	11,504
Prepaid expenses and other current assets	7,244	8,753
Deferred tax assets	632	3,959

Total current assets	55,321	92,030
Property, plant and equipment, net	8,015	11,953
Goodwill	—	42,805
Other intangibles, net	18,540	23,302
Deferred tax assets	284	14,606
Other assets	2,367	2,353

Total assets	$84,527	$187,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,738	$10,779
Accrued expenses	18,349	25,611
Current portion of outstanding debt	6,925	6,925
Deferred revenue	12,531	16,226

Total current liabilities	44,543	59,541
Long-term debt	15,581	22,506
Deferred tax liabilities	3,163	4,035
Other long-term liabilities	3,117	2,331
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2009 and 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,964,482 shares issued and outstanding at June 30, 2009 and 53,783,980 shares issued and outstanding at June 30, 2008	54	54
Additional paid-in capital	184,860	182,709
Accumulated other comprehensive income	3,347	10,680
Accumulated deficit	(170,138)	(94,807)

Total stockholders’ equity	18,123	98,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,527	$187,049

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2009	2008	2007

Revenue from services	$184,334	$238,723	$211,803
Operating expenses:
Cost of services	115,235	140,578	122,052
Selling, general and administrative	65,678	83,084	72,590
Depreciation and amortization	7,610	8,526	5,295
Gain on sale of assets	—	—	(788)
Restructuring and other charges	12,010	4,609	337
Goodwill impairment charge	40,250	86,497	—

Total operating expenses	240,783	323,294	199,486

Operating income (loss)	(56,449)	(84,571)	12,317
Interest and other income	400	1,119	2,246
Interest expense	(3,433)	(1,951)	(290)

Income (loss) from continuing operations before income taxes	(59,482)	(85,403)	14,273

Provision (benefit) for income taxes	15,849	(661)	5,319

Income (loss) from continuing operations	(75,331)	(84,742)	8,954
Income from discontinued operations, net of provision for income taxes	—	124	122

Net income (loss)	$(75,331)	$(84,618)	$9,076

Basic net income (loss) per share:
Continuing operations	$(1.41)	$(1.60)	$0.16
Discontinued operations	—	0.00	0.00

Basic net income (loss) per share	$(1.41)	$(1.60)	$0.16

Diluted net income (loss) per share:
Continuing operations	$(1.41)	$(1.60)	$0.16
Discontinued operations	—	0.00	0.00

Diluted net income (loss) per share	$(1.41)	$(1.60)	$0.16

Weighted-average shares outstanding — basic	53,547,670	52,861,354	56,133,355

Weighted-average shares outstanding — diluted	53,547,670	52,861,354	56,397,600

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(75,331)	$(84,618)	$9,076
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	9,125	10,042	6,783
Deferred taxes	16,831	(1,702)	2,764
Stock-based compensation	1,965	4,091	3,787
Goodwill impairment charge	40,250	86,497	—
401(k) stock-based matching contribution	—	951	1,298
Bad debt expense	532	548	—
Amortization of deferred financing costs	479	114	—
Amortization of premium (discount) on marketable securities	4	—	(37)
Gain on sale of discontinued operations and assets held for sale	—	(220)	(788)
Loss on disposal of fixed assets	—	—	103
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	9,339	4,888	1,149
Unbilled receivables	4,199	918	649
Prepaid expenses and other current assets	(235)	(2,529)	(2,952)
Other assets	(559)	(241)	322
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	(2,307)	(352)	(3,555)
Accrued expenses	(6,096)	1,292	(1,290)
Deferred revenue	(3,326)	(2,034)	625
Other liabilities	796	388	(1,913)
Net cash provided by (used in) operating activities of discontinued operations	—	(61)	618

Net cash provided by (used in) operating activities	(4,334)	17,972	16,639

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(21,727)	(9,790)
Purchase of marketable securities	(3,703)	(15,000)	(74,052)
Proceeds from maturities and sales of marketable securities	2,688	19,420	114,883
Capital expenditures	(1,241)	(3,704)	(3,879)
Proceeds from sale of discontinued operations and assets held for sale	—	219	1,652
Net cash (used in) investing activities of discontinued operations	—	(21)	(14)

Net cash provided by (used in) investing activities	(2,256)	(20,813)	28,800

Cash flows from financing activities:
Increases in borrowings, net of financing costs	—	14,525	19,625
Credit agreement amendment financing costs	(1,274)	—	—
Repayments of borrowings	(6,925)	(8,648)	—
Repurchases of common stock	—	—	(50,540)
Proceeds from exercise of employee stock options and employee stock purchases	184	526	2,246
Excess tax benefits from share-based payment awards	—	33	418

Net cash provided by (used in) financing activities	(8,015)	6,436	(28,251)

Effect of exchange rate changes on cash and cash equivalents	(1,517)	368	258

Net increase (decrease) in cash and cash equivalents	(16,122)	3,963	17,446
Cash and cash equivalents at beginning of period	32,874	28,911	11,465

Cash and cash equivalents at end of period	$16,752	$32,874	$28,911

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
	Outstanding		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at June 30, 2006	60,833	$61	$219,954	$2,963	$(19,334)	$203,644
Comprehensive income:
Net income					9,076	9,076
Unrealized gain on marketable securities				90		90
Foreign currency translation				2,362		2,362

Total comprehensive income						11,528

Adjustment for initial implementation of SFAS No. 158				(23)		(23)
Issuance of stock for restricted stock grants and exercise of options	678		1,638			1,638
Issuance of common stock under Employee Stock Purchase Plan	142		606			606
Issuance of common stock under 401(k) Plan	229		1,298			1,298
Income tax benefit on exercise of stock options			418			418
Stock-based compensation expense			3,787			3,787
Retirement of common stock repurchased through Share Repurchase Program	(9,048)	(8)	(50,532)			(50,540)

Balance at June 30, 2007	52,834	$53	$177,169	$5,392	$(10,258)	$172,356
Comprehensive income (loss):
Net loss					(84,618)	(84,618)
Change in fair value of interest rate swap, net of tax				(516)		(516)
Unrealized gain on marketable securities				7		7
Foreign currency translation				5,797		5,797

Total comprehensive (loss)						(79,330)

Adjustment for initial implementation of FIN No. 48					69	69
Issuance of stock for restricted stock grants and exercise of options	423	1	17			18
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	251		579			579
Issuance of common stock under 401(k) Plan	276		951			951
Income tax benefit (shortfall) on exercise of stock options			(98)			(98)
Stock-based compensation expense			4,091			4,091

Balance at June 30, 2008	53,784	$54	$182,709	$10,680	$(94,807)	$98,636
Comprehensive income (loss):
Net loss					(75,331)	(75,331)
Change in fair value of interest rate swap, net of tax				244		244
Actuarial loss on postretirement obligation				(61)		(61)
Unrealized gain on marketable securities				12		12
Foreign currency translation				(7,528)		(7,528)

Total comprehensive (loss)						(82,664)

Issuance of stock for restricted stock grants and exercise of options	(229)		(4)			(4)
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	409		190			190
Stock-based compensation expense			1,965			1,965

Balance at June 30, 2009	53,964	$54	$184,860	$3,347	$(170,138)	$18,123

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2009, 2008 and 2007

(In thousands, except share and per share amounts)

1.	Description of Business

Harris Interactive Inc. (the “Company”) is a leading global custom market research firm that uses online, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.

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

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, August 31, 2009.

Reclassifications

It is the Company’s policy to reclassify amounts in prior years’ consolidated financial statements to conform to the current year’s presentation. During the third quarter of fiscal 2009, the Company reviewed the presentation of its financial statements and decided to make two changes within its consolidated statements of operations, specifically:

•	Inclusion of unbillable professional staff time in “Cost of services” — In prior periods, the costs associated with professional staff time that were not directly billable to a client project were reclassified to the “Selling, general and administrative” expense line. These costs are now included in “Cost of services,” as the Company believes that this presentation best reflects the direct cost associated with its professional staff. All prior periods presented herein have been reclassified to conform with current period presentation.

•	Elimination of “Sales and marketing” expense line — Expenses from selling and marketing activities are now included within the “Selling, general and administrative” expense line. As the Company has streamlined its selling process to place greater emphasis on involving professional staff in its selling efforts, it no longer believes that separately presenting expenses associated with its selling efforts provides meaningful information for investors. All prior periods presented herein have been reclassified to conform with current period presentation.

These changes were designed to ensure that the Company’s financial statements can be more easily analyzed against the Company’s peer group, and to ensure that they are presented in a manner consistent with how the current management team manages the business.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

The impact of the changes described above to “Cost of services” and “Selling, general and administrative” expense for the periods presented is shown below:

	June 30,	June 30,
	2008	2007

Cost of services:
Previously reported	$120,192	$104,761
Reclassification of unbillable professional staff time	20,386	17,291

As reclassified	$140,578	$122,052

Selling, general and administrative:
Previously reported	$104,232	$89,881
Reclassification of unbillable professional staff time	(20,386)	(17,291)
Reclassification of contractually obligated payment to senior executive (see Note 4)	(762)	—

As reclassified	$83,084	$72,590

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with a remaining maturity of three months or less at date of purchase.

Marketable Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities at June 30, 2009 and 2008. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses, as well as interest and dividends on available-for-sale securities, are included in interest and other income. The cost of securities sold is based on the specific identification method.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

receivable by the Company’s large client base. For fiscal years 2009, 2008 and 2007, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	2 to 9 years
Customer relationships	3 to 10 years
Trade names	0.5 to 20 years

The Company has no indefinite-lived intangible assets.

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in SOP 98-1 are included in other assets in the consolidated balance sheet and amounted to $2,480 and $2,612 at June 30, 2009 and 2008, respectively. Amortization expense related to these costs amounted to $1,515, $1,515, and $1,488 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

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

Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to the Company’s income approach:

•	Business Projections — The Company makes assumptions about the level of demand for its services in the marketplace. These assumptions drive the Company’s planning assumptions for revenue growth. The Company also makes assumptions about its cost levels. These assumptions are key inputs for developing the Company’s cash flow projections. These projections are derived using the Company’s internal business plans.

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect the Company’s assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates and foreign currency exchange rates.

During the three months ended December 31, 2008, as a result of the factors discussed in Note 8, “Goodwill”, the Company tested its asset groups for recoverability under SFAS No. 144. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, the Company did not record an impairment charge for any of its long-lived assets during the three months ended December 31, 2008. No additional facts and circumstances arose during the remainder of fiscal 2009 to cause the Company to change this conclusion.

Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a fair value hierarchy and requires expanded disclosures about fair value measurements. The impact of adopting SFAS No. 157 was not material to the Company’s consolidated financial statements.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115 as of July 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets and liabilities existing at July 1, 2008 which had not previously been carried at fair value. Therefore, the adoption of SFAS 159 has not impacted its consolidated financial statements. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

The fair value of the Company’s cash equivalents and available for sale marketable securities is derived from quoted market prices for similar instruments, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate swap was

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services. The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair value. The Company had $22,506 of outstanding debt at June 30, 2009 under its credit facilities, which is considered a financial instrument. The carrying amount of this debt approximates its fair value as the rate of interest on the Company’s term loans that are outstanding under its credit facilities reflect current market rates of interest for similar instruments with comparable maturities.

Derivative Financial Instruments

The Company uses an interest rate swap to manage the economic effect of the variable interest obligation on its outstanding debt under its credit agreement so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. The Company accounts for its interest rate swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company records the fair value of the interest rate swap in its consolidated balance sheet with the effective portion of the related gain or loss deferred as a component of accumulated other comprehensive income. The deferred gains or losses are recognized in the Company’s consolidated statements of operations in the same period in which the underlying hedge items are recognized and on the same line item as the underlying hedged items. The Company evaluates the effectiveness of its interest rate swap as a cash flow hedge on a quarterly basis. To the extent that the interest rate swap is no longer effective, the Company recognizes the amount related to the ineffective portion in its consolidated statements of operations as interest expense.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities.

Post-employment Payments

The Company has entered into employment agreements with certain of its executives which obligate the Company to make payments for varying periods of time and under terms and circumstances set forth in these agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part, the payments relate to other relationships between the parties. The Company accounts for its obligations under these agreements in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

Clients are obligated to pay based upon services performed, and in the event that a client cancels the contract, the client generally is responsible for payment for services performed through the date of cancellation. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as it becomes probable that such losses will occur. Invoices to clients in the ordinary course are generated based upon the achievement of specific events, as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Such events may not be directly related to the performance of services. Revenues earned on contracts in progress in excess of billings are classified as unbilled receivables. Amounts billed in excess of revenues earned are classified as deferred revenue.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue includes amounts billed to clients for subcontractor costs incurred in the completion of surveys. Revenue reflects reductions offered to clients in the form of rebates, in accordance with EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. Reimbursements of out-of-pocket expenses related to service contracts are also included in revenue in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

The Company’s policies are in compliance with the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities to determine if separate units of accounting exist in such arrangements.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

expirations to more accurately account for panelists that are not truly engaged in the program. These changes resulted in an approximately $800 reduction in the Company’s reserve for obligations with respect to future redemption of outstanding points during the second quarter of fiscal 2008, which was recorded in the “Cost of services” line of the Company’s consolidated statement of operations.

In addition, certain of the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives as they are earned.

Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Such expenses amounted to $1,511, $2,179, and $1,496 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on July 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at July 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after July 1, 2005, including employee stock options and shares issued to employees under the Company’s Employee Stock Purchase Plans, be recognized in the financial statements as stock-based compensation expense based on their fair value on the date of grant using an option-pricing model, such as the Black-Scholes model. Accordingly, prior period amounts were not revised.

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

A deferred tax asset is recorded on the stock-based compensation expense required to be accrued under SFAS No. 123(R). A current income tax deduction arises at the time of vesting (restricted stock) or exercise (stock options). In the event the current income tax deduction is greater or less than the associated deferred tax asset, the difference is required under SFAS No. 123(R) to be charged first to the windfall tax benefit pool. In the event that there is not an adequate pool of windfall tax benefits, the shortfall is charged to expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall benefits as permitted by FASB Staff Position No. 123(R)-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall benefits that is used in determining the tax effects of stock-based compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123(R).

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

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

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted SFAS No. 157 for its financial assets and liabilities on July 1, 2008, and the effect of adoption was not material, resulting only in increased disclosures (see Note 5, “Fair Value Measurements”). The Company adopted SFAS No. 157 on July 1, 2009 for its non-financial assets and non-financial liabilities. Adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted SFAS No. 141(R) on July 1, 2009 and will apply SFAS No. 141(R) when accounting for future business combinations.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — amendments of ARB No. 51. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted SFAS No. 160 on July 1, 2009. Adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161.  SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009. Adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements, as discussed in Note 12, “Derivative Financial Instruments”.

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

SFAS No. 163

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 163 on July 1, 2009. Adoption of SFAS No. 163 did not have a material impact on the Company’s consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies — (Continued)

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company will adopt SFAS No. 166 on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company will adopt SFAS No. 167 on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

SFAS No. 168

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principles (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

3.	Business Combinations

Decima Research

On August 16, 2007, the Company, along with 2144798 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (the Company’s wholly-owned, indirect subsidiary,

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

3.	Business Combinations — (Continued)

“Canco”), and all of the stockholders of Decima Research Inc., a corporation amalgamated under the laws of Province of Ontario, Canada (“Decima”) (such stockholders, collectively, the “Decima Sellers”) entered into a Share Purchase Agreement dated August 16, 2007 (the “Decima Purchase Agreement”) pursuant to which Canco purchased 100% of the outstanding shares of Decima (the “Decima Shares”).

This acquisition provided the Company with greater access into the Canadian market. Key sectors served by Decima included financial services, telecommunications, public affairs and tourism/recreation/gaming.

The Decima Purchase Agreement provided for an aggregate up-front purchase price for the Decima Shares of CAD$22,400 (approximately US$21,300, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate), less the amount of Decima interest bearing debt at the time of closing (“Closing Debt”), and subject to increase or decrease to the extent the working capital of Decima at closing (“Closing Working Capital”) exceeded or fell below a target of CAD$2,700. The Closing Debt was repaid following the closing. The up-front purchase price was payable in cash, and based upon estimated Closing Debt and Closing Working Capital, resulted in a net adjusted cash up-front payment at closing of CAD$18,039 (approximately US$16,935, based on the August 15, 2007 Canadian to U.S. Dollar conversion rate). The up-front purchase price was subject to further adjustment when the amounts of Closing Debt and Closing Working Capital were finally determined post-closing, which resulted in additional purchase price of US$272. CAD$2,000 was withheld from the up-front purchase price payment and placed in escrow to secure the Decima Sellers’ representations, warranties, and covenants. 50% of the escrowed amount was released to the Decima Sellers on August 16, 2008 and the remainder was released on November 16, 2008. Total transaction costs amounted to $952.

In addition to the up-front purchase price, the Decima Purchase Agreement provided for contingent consideration in the form of (i) a short-term earn-out payment of CAD$2,000 (the “Decima Short-Term Earn-Out”), if Decima EBITDA, subject to certain pre-closing and closing-related credits, exceeded CAD$7,540 for the period between closing and February 16, 2009, and (ii) long-term earn-out payments (the “Decima Long-Term Earn-Out”), uncapped, and targeted at an aggregate of CAD$15,000, based upon achievement of Decima’s historical growth and profitability levels. The Decima Long-Term Earn-Out was to be measured and paid based on performance during the periods ending on each of June 30, 2008, 2009, 2010, 2011, and 2012. The Long-Term Earn-Out targets for the period ended June 30, 2008 were not achieved and during fiscal 2009, the Decima Short-Term Earn-Out and the Decima Long-Term Earn-Out were replaced, as described below.

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

Years Ended June 30, 2009, 2008 and 2007

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

Effective January 1, 2009, the Company, Canco, and the Decima Sellers entered into an Amendment to the Share Purchase Agreement (the “Decima Amendment”). Material terms of the Decima Amendment are as follows:

•	The Decima Short Term Earn-Out and the Decima Long Term Earn-Out were replaced by a post-closing payment of CAD$2,000 (the “New Decima Post-Closing Payment”), payable in installments as follows: (a) CAD$250 on January 1, 2009, (b) CAD$250 on June 30, 2009, and (c) CAD$500 on each of June 30, 2010, 2011 and 2012. The installments payable on January 1 and June 30, 2009 have been paid.

•	The New Decima Post-Closing Payment is subject to a formula-based, automatic reduction if any of the Decima Sellers (other than Bruce A. Anderson, the former president of Decima) voluntarily or otherwise terminates his or her employment with Decima prior to June 30, 2012.

•	Canco will cause Decima to implement a performance incentive bonus plan providing for payment of performance bonuses in an annual aggregate maximum of CAD$500 in each of fiscal years 2009-2012, subject to achievement of budgeted and projected EBITDA levels.

Except as modified by the Decima Amendment, the terms of the Decima Purchase Agreement remain unchanged.

Marketshare

On August 16, 2007, the Company’s wholly-owned subsidiary, Harris Interactive International Inc. (“HII”), Harris Interactive Asia Limited (HII’s wholly-owned Hong Kong subsidiary, “Harris Asia”), and all the stockholders of (i) Marketshare Limited, a company incorporated under the laws of Hong Kong (“Marketshare Ltd.”), and (ii) Marketshare Pte Ltd, a company incorporated under the laws of Singapore (“Marketshare Pte” and, together with Marketshare Ltd., “Marketshare”) (such stockholders, collectively, the “Marketshare Sellers”), entered into an Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 (the “Marketshare Purchase Agreement”), pursuant to which Harris Asia purchased 100% of the issued share capital of Marketshare (the “Marketshare Shares”).

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

3.	Business Combinations — (Continued)

This acquisition provided access into the rapidly growing Asia/Pacific market. Key sectors served by Marketshare included retail, financial services, technology and travel/tourism.

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

In addition to the up-front purchase price, the Marketshare Purchase Agreement provided for contingent consideration in the form of long-term earn-out payments (“Marketshare Long-Term Earn-Out”). Marketshare Long-Term Earn-Out payments will be due if Marketshare achieves growth and profitability expectations with respect to periods ending June 30 of each of 2008, 2009, 2010, 2011, and 2012. Such payments are targeted to total $1,800 but are contingent and uncapped. Contingent payments under the earn-out arrangement described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made. The Long-Term Earn-Out targets for the periods ended June 30, 2009 and 2008 were not achieved.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$355
Property, plant and equipment	140
Goodwill	2,117
Intangible assets	766
Other long-term assets	44

Total assets acquired	$3,422

Current liabilities	$(288)
Deferred tax liability	(136)

Total liabilities assumed	$(424)

Net assets acquired	$2,998

4.	Restructuring and Other Charges

Restructuring

Fiscal 2009

During the third quarter of fiscal 2009, the Company took actions to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company reduced headcount at its U.S. facilities by

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

4.	Restructuring and Other Charges — (Continued)

92 full-time employees and announced plans to reduce headcount at its U.K. facilities by 25 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions are $2,656 and $389, respectively, all of which involve cash payments. The reductions in staff were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and May 2009 in the U.K. The related cash payments were completed by June 2009 in the U.K. and will be completed by March 2010 in the U.S.

At March 31, 2009, the Company reviewed the estimate of anticipated sublease rental income for its Rochester, New York offices, located at 135 Corporate Woods. This review, prompted by adverse changes in real estate market conditions, resulted in a decrease to the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease rental income. This change in estimate resulted in a charge of $35 in the third quarter of fiscal 2009.

Previously, during the second quarter of fiscal 2009, the Company took actions to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and the Company expects the related cash payments to be completed by December 2009.

Additionally during the second quarter of fiscal 2009, the Company substantially vacated leased space at 135 Corporate Woods. The Company incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed by December 2008. The Company expects the related cash payments to be completed by June 2010.

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

Fiscal 2008

During the fourth quarter of fiscal 2008, the Company took certain actions designed to align the cost structure of its U.K. operations with the evolving operational needs of that business. Specifically, the Company reduced headcount at its U.K. facilities by 18 full-time employees and incurred $544 in one-time termination benefits, all of which involved cash payments. The reduction in staff was communicated to the affected employees in June 2008. All actions were completed by July 31, 2008 and the related cash payments were completed in September 2008.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

4.	Restructuring and Other Charges — (Continued)

facility. The Company incurred $135 in contract termination charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with these headcount and leased space reductions were completed in April and May 2008, respectively, and the related cash payments were completed in October 2008 and April 2009, respectively.

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

Fiscal 2007

During the fourth quarter of fiscal 2007, the Company recorded $337 in restructuring charges directly related to a facilities consolidation and headcount reduction, both designed to ensure the alignment of its cost structure with the operational needs of the business. The Company negotiated an amendment to the lease agreement for its Reston, Virginia office, terminating the Company’s lease with respect to a portion of its space in exchange for a payment of $230 to the landlord, subject to conditions which have since been met. As a result of the amendment, the Company’s lease obligation over the remaining term of the lease was reduced by approximately $500 from the initial lease, which, when offset against the payment to the landlord for the space reduction noted above, resulted in anticipated net savings of approximately $300 over the remaining lease term.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

4.	Restructuring and Other Charges — (Continued)

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2009	2008	2007

Severance obligations	$5,306	$1,556	$107
Lease commitments	894	771	230
Reversals of prior accruals	(543)	(64)	—

	$5,657	$2,263	$337

The following table summarizes activity during fiscal 2009 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs	Changes in	Cash	Non-Cash	June 30,
	2008	Incurred	Estimate	Payments	Settlements	2009

Severance payments	$670	$5,306	$(539)	$(4,212)	$—	$1,225
Lease commitments	570	894	(4)	(468)	—	992

Remaining reserve	$1,240	$6,200	$(543)	$(4,680)	$—	$2,217

The changes in estimate noted above were principally the result of the termination of certain one-time termination benefits that were initially provided but for which the underlying contractual obligations were not subsequently fulfilled, as well as certain outplacement benefits that expired unused.

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations for the fiscal years ended June 30, 2009 and 2008 included the following:

•	Contractually obligated payments to former executives — In connection with their departures from the Company during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated payments, all of which are cash payments. These cash payments will be completed in December 2010, December 2009 and February 2010, respectively.

During fiscal 2008, the Company incurred $762 in severance charges for Leonard R. Bayer, its former Executive Vice President, Chief Scientist and Chief Technology Officer, in connection with his retirement, which was effective March 31, 2008. This amount was reclassified from the “Selling, general and administrative” expense line in the Company’s consolidated statements of operations to conform to the current year presentation, as more fully described in Note 2, “Summary of Significant Accounting Policies — Reclassifications”.

•	Performance improvement consultant fees — The Company retained a consulting firm to assist with performance improvement initiatives, bank negotiations and interim CFO services and incurred fees for services rendered.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

4.	Restructuring and Other Charges — (Continued)

•	Cost of reviewing strategic alternatives — During fiscal 2008, the Company incurred legal, accounting, banking and other costs in connection with a decision by its Board of Directors to investigate strategic alternatives available to the Company. After retaining an investment bank to assist with this process and considering the results of the investigations, the Board determined that it was in the best interests of the Company’s stockholders to discontinue the process.

•	Bank negotiation legal fees — During fiscal 2009, the Company incurred legal fees in connection with the negotiations of the waiver and amendments to its credit facilities, as more fully described in Note 11, “Borrowings.”

•	Other — Included in “Other” is the bad debt expense for a note receivable for which collectability has become doubtful and recruitment fees for senior executives.

	2009	2008

Performance improvement consultant fees	$3,095	$—
Contractually obligated payments to former executives	1,997	762
Cost of reviewing strategic alternatives	—	1,584
Bank negotiation legal fees	382	—
Other	879	—

	$6,353	$2,346

There were no such charges during the fiscal year ended June 30, 2007.

5.	Fair Value Measurements

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

5.	Fair Value Measurements — (Continued)

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Recurring Fair Value Measurements
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash equivalents	$—	$2,720	$—	$2,720
Available for sale marketable securities	—	1,010	—	1,010

Total	$—	$3,730	$—	$3,730

Financial liabilities:
Interest rate swap contract	$—	$1,351	$—	$1,351

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

6.	Marketable Securities

At June 30, 2009, the Company’s marketable securities consisted solely of government securities classified as available for sale. The cost basis of the securities was $1,000, their fair value was $1,010, and they will reach maturity in less than one year. At June 30, 2008, the Company had no marketable securities.

There were no gross unrealized gains or losses on available-for-sale securities at June 30, 2009 and 2008.

There were no realized gains or losses from sales of available-for-sale securities during the fiscal year ended June 30, 2009. The Company had a realized loss of $2 from sales of available-for-sale securities during the fiscal year ended June 30, 2008.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

7.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2009	2008

Furniture and fixtures	$7,354	$7,640
Equipment	35,141	35,633
Leasehold improvements	12,058	12,609

	54,553	55,882
Accumulated depreciation	(46,538)	(43,929)

	$8,015	$11,953

Depreciation expense on property, plant and equipment amounted to $4,634, $5,087, and $3,966 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

8.	Goodwill

Fiscal 2009

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

As part of its closing process for the three months ended December 31, 2008, the Company considered the following factors in determining whether an impairment review outside of its annual impairment evaluation date was necessary:

•	operating losses in its single reporting unit for the fiscal quarters ended September 30, 2008 and December 31, 2008,

•	potential declines in market research spending for calendar year 2009 based on industry forecasts from Inside Research,,

•	headcount reductions and related charges as announced in October and December 2008, the details of which are described in Note 4, “Restructuring and Other Charges,” to these consolidated financial statements, and

•	a 62% decline in the Company’s per share stock price from $1.73 at September 30, 2008 to $0.65 at December 31, 2008, which resulted in a market capitalization that, based on the Company’s per share stock price as of market close on December 31, 2008, was below the carrying value of its reporting unit’s net assets at that date.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

8.	Goodwill — (Continued)

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

Fiscal 2008

At March 31, 2008, the Company considered the decline in its stock price from January 2008 to March 2008. At that time, the Company concluded that the decline was short-term in nature and did not trigger a review for impairment outside of its annual June 30 impairment evaluation date.

At June 30, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its reporting unit, as determined using a discounted cash flow model, to its carrying value. As the carrying amount exceeded the fair value, the Company performed the second step of its impairment evaluation to calculate impairment and as a result, recorded a pre- tax goodwill impairment charge of $86,497. The primary reason for the impairment charge was the sustained decline of the Company’s stock price during the second half of fiscal 2008.

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2007, 2008 and 2009 were as follows:

Balance at June 30, 2007	$115,466

Acquisition of Decima Research, Inc. (Note 3)	8,034
Acquisition of Marketshare (Note 3)	2,109
Foreign currency translation adjustments	3,680
Purchase accounting adjustments related to MediaTransfer, Decima and Marketshare acquisitions	30
Prior period purchase accounting adjustment of deferred taxes	(17)
Goodwill impairment charge	(86,497)

Balance at June 30, 2008	$42,805

Foreign currency translation adjustments	(2,404)
Prior period purchase accounting adjustment of deferred taxes	(151)
Goodwill impairment charge	(40,250)

Balance at June 30, 2009	$—

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

9.	Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2009
	Weighted-Average	Gross		Net
	Useful Amortization	Carrying	Accumulated	Book
	Period (In Years)	Amount	Amortization	Value

Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.1	3,330	2,100	1,230
Customer relationships	9.6	20,286	6,436	13,850
Trade names	16.3	5,298	1,838	3,460

Total		$30,682	$12,142	$18,540

	2008
	Weighted-Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Book
	(In Years)	Amount	Amortization	Value

Contract-based intangibles	3.4	$1,770	$1,763	$7
Internet respondent database	7.1	3,617	1,682	1,935
Customer relationships	9.6	22,231	4,594	17,637
Trade names	16.1	5,364	1,641	3,723

Total		$32,982	$9,680	$23,302

	2009	2008	2007

Aggregate amortization expense:
For the fiscal year ended June 30:	$2,976	$3,441	$1,430

Estimated amortization expense for the fiscal years ending June 30,:
2010	$2,741

2011	$2,735

2012	$2,735

2013	$2,565

2014	$2,126

Thereafter	$5,638

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

10.	Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2009	2008

Panelist incentives	$3,989	$4,776
Bonuses	1,779	2,420
Payroll and withholding expenses	1,950	3,305
Accrued vacation	1,965	2,304
Other	8,666	12,806

	$18,349	$25,611

“Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

11.	Borrowings

On September 21, 2007, the Company entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto, pursuant to which the Lenders made available certain credit facilities. As of December 31, 2008, the Company was in violation of the leverage and interest coverage covenants under the terms of the 2007 Credit Agreement. The Company obtained a 30-day waiver of the covenant violations from the Lenders on February 5, 2009, and in connection with the waiver, the 2007 Credit Agreement was amended (“First Amendment”). The Company obtained an additional 60-day extension of the waiver on March 6, 2009, and in connection with the waiver, the 2007 Credit Agreement was further amended in immaterial respects. On May 6, 2009 and effective as of that date, the Company entered into a further amendment (the “Second Amendment”) to the 2007 Credit Agreement, pursuant to which the prior covenant defaults were permanently waived and the Company was again in compliance with the terms of the 2007 Credit Agreement, as amended.

At June 30, 2009, the Company was in compliance with all of the covenants under the 2007 Credit Agreement, as amended.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

11.	Borrowings — (Continued)

The Credit Agreement

The principal terms of the 2007 Credit Agreement, as amended, are described below:

2007 Credit Agreement	With Amendments
Availability:
$25,000 Revolving Line	$5,000 Revolving Line
• Up to $10,000 of Revolving Line may be used to back Letters of Credit	• Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period
• $25,000 Revolving Line increased availability at Lender discretion
$12,000 Term Loan A	• The Revolving Line may be used to back Letters of Credit
$19,825 Term Loan B	• No Revolving Line increased availability at Lender discretion
$2,900 Term Loan C	Term Loan A – unchanged
$28,275 Term Loan additional availability at Company discretion	Term Loan B and C – consolidated and otherwise unchanged
No additional Term Loan availability at Company discretion

Interest:
Company option:	Company option:
• Base Rate (greater of Federal Funds Rate plus 0.5% or Prime) plus 0.5%	• Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4%
OR	OR
• LIBOR plus spread ranging between 0.625% and 1%, based upon leverage ratio	• LIBOR plus 4% under First Amendment and 5% under Second Amendment
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

Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears	Payment schedule is unchanged

Unused Facility Fees:
Based upon leverage ratio, fee of between .10% and .175% of unused Revolving Line amount	Fee fixed at .5% of unused Revolving Line amount under the First Amendment, and 1.0% after the Second Amendment

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

11.	Borrowings — (Continued)

2007 Credit Agreement	With Amendments
Principal Payments:
Term Loan Maturity – September 21, 2012	Term Loan Maturity – unchanged
Revolving Line Maturity – September 21, 2012	Revolving Line Maturity – July 15, 2010
Revolving Line - payable at maturity	Revolving Line and Term Loan payment schedules are unchanged
Quarterly Term Loan Payments:
• Term Loan A – $600 quarterly
• Term Loan B – $991 quarterly
• Term Loan C – $140 quarterly

Financial Covenants:
Minimum Consolidated Interest Coverage Ratio of 3.00:1.0	Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.0 and 1.75:1.0
Maximum Consolidated Leverage Ratio of 2.50:1.0	Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.0 and 2.00:1.0
Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400

Collateral:
Unsecured	Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

The 2007 Credit Agreement, as amended, contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, the Company may freely transfer assets and incur obligations among its domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.

At June 30, 2009, the required principal repayments of Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) for the four succeeding fiscal years are as follows:

	Term Loan A	Term Loan B	Total

2010	2,400	4,525	6,925
2011	2,400	4,525	6,925
2012	2,400	4,525	6,925
2013	600	1,131	1,731

	$7,800	$14,706	$22,506

At June 30, 2008, the Company had $29,431 outstanding under the 2007 Credit Agreement.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

11.	Borrowings — (Continued)

At June 30, 2009 and 2008, the Company did not have any amounts outstanding under its revolving line of credit.

Interest Rate Swap

Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A and B so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $22,506 at June 30, 2009, which was the same as the outstanding amount of the term loans. The applicable spreads referenced in the table above are added to the 5.08% rate fixed by the interest rate swap.

The terms of the interest rate swap remain unaffected by the First or Second Amendments. The interest rate swap continues to be accounted for in accordance with SFAS No. 133.

At June 30, 2009, the Company recorded a liability of $1,351 in the “Other liabilities” line item of its unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As a result of the covenant violations noted above, it was determined that the interest rate swap was not an effective cash flow hedge at both December 31, 2008 and March 31, 2009. Accordingly, the Company recorded charges to interest expense to reflect the ineffectiveness of the swap of $1,017 during the second and third quarters of the fiscal year ended June 30, 2009. At May 6, 2009, the swap was once again deemed an effective cash flow hedge, and continued to be effective at June 30, 2009. As such, changes in the fair value of the interest rate swap were once again recorded through other comprehensive income.

12.	Derivative Financial Instruments

Information concerning the Company’s derivative financial instruments at June 30, 2009 was as follows:

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other liabilities	$1,351

Total derivatives designated as hedging instruments		$1,351

Total derivatives		$1,351

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

12.	Derivative Financial Instruments — (Continued)

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount and Location
of Gain (Loss)
Amount and Location	Recognized in Income
Amount of Gain	of Gain (Loss)	on Derivative
(Loss) Recognized in	Reclassified from	(Ineffective Portion
Accumulated OCI	Accumulated OCI	and Amount
on Derivative	into Income	Excluded from
(Effective Portion)	(Effective Portion)	Effectiveness Testing)

Cash flow hedges:
Interest rate swaps	$30	$361	Interest expense	$(1,017)	Interest and other income

13.	Stockholders’ Equity

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

13.	Stockholders’ Equity — (Continued)

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

14.	Stock-Based Compensation

The Company adopted a Long Term Incentive Plan in 1999, amended in November 2004 (“1999 Incentive Plan”), and a 2007 Long Term Incentive Plan (“2007 Incentive Plan”). The 1999 Incentive Plan and the 2007 Incentive Plan are together called the “Incentive Plans”. In addition, in 2001 as part of its acquisition of Total Research Corporation the Company also assumed certain options previously issued by that company under its incentive plans (“Total Plans”). The Company also adopted an Employee Stock Purchase Plan in 1999, amended in November 2004 (“1999 ESPP”), and a 2007 Employee Stock Purchase Plan (“2007 ESPP”). The 1999 ESPP and the 2007 ESPP are together called the “ESPPs”. In January 2008, the Company adopted the Harris Interactive UK Limited Share Incentive Plan (“SIP”). The Company also has issued stock options to certain new employees outside the Incentive Plans.

For the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock issued under the Incentive Plans, Total Plans, stock options issued to new employees outside the Incentive Plans and shares issued under the ESPPs of $1,965, $4,091 and $3,787, respectively. The SIP has been deemed non-compensatory and therefore, there are no stock-based compensation costs associated with such plan, as more fully described below under “Employee Stock Purchase Plans.” The Company’s expensing of stock-based compensation decreased both its basic and diluted net income per share by $0.04, $0.08, and $0.07 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2009, 2008 and 2007.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

14.	Stock-Based Compensation — (Continued)

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2009	2008	2007

Cost of services	$54	$184	$97
Selling, general and administrative	1,911	3,907	3,690

	$1,965	$4,091	$3,787

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company has elected to use the “simplified” method as permitted by SAB No. 110 for purposes of determining the expected life of options when granted, given that the Incentive Plans have been in place for less than ten years. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders.

Long Term Incentive Plans

The Company maintains the Incentive Plans, nonqualified and incentive stock option and stock awards plans that enable key employees and directors of the Company to purchase and receive shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years for employees and three years for directors, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. Certain options vest only upon the achievement of performance targets. Vesting of options is accelerated in certain circumstances upon a change in control. In addition, the Incentive Plans also allow for the issuance of restricted stock awards. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and any unvested portion forfeits upon termination of employment or service as a director. Certain restricted stock awards vest only upon achievement of performance targets.

The Company has registered a total of 10,250,000 shares of common stock for issuance under the Incentive Plans. At June 30, 2009, 5,659,470 shares were unissued and available for grant under the Incentive Plans.

Options Granted Outside the Incentive Plans

During fiscal 2008, the Company registered an additional 92,018 shares for issuance upon exercise of non-qualified stock options that were granted to Bruce A. Anderson, then president of the Company’s Canadian operations, in connection with its acquisition of those operations. Those options were forfeited in fiscal 2009 upon Mr. Anderson’s departure from the Company.

During fiscal 2006, the Company registered an additional 350,000 shares for issuance upon exercise of non-qualified stock options that were granted to Ronald E. Salluzzo in connection with his

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

14.	Stock-Based Compensation — (Continued)

hiring as the Company’s Chief Financial Officer. Those options were forfeited in fiscal 2009 upon Mr. Salluzzo’s departure from the Company.

Investor Stock Options

At June 30, 2009 and 2008, the Company had outstanding non-qualified investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris SA in March 2004. Investor options are not included as options under the Incentive Plans.

Summary of Options and Restricted Stock Award Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) for the fiscal years ended June 30:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at July 1	5,804,172	$5.32	5,576,373	$5.34	6,150,034	$5.41
Granted	1,910,000	0.93	775,314	4.17	652,500	5.54
Forfeited	(3,856,963)	5.37	(511,515)	4.20	(751,591)	7.31
Exercised	—	—	(36,000)	0.47	(474,570)	3.46

Options outstanding at June 30	3,857,209	$3.09	5,804,172	$5.32	5,576,373	$5.34

The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 was $0, $137, and $1,107, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2009	2008	2007

Risk-free interest rate	2.7%	4.2%	4.6%
Weighted-average expected life (in years)	6.3	6.3	6.3
Volatility factor	56%	59%	63%
Dividend yield	—	—	—
Weighted-average fair value	$0.51	$2.48	$3.50

Cash received from the exercise of employee stock options was $0, $17, and $1,640, respectively, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

14.	Stock-Based Compensation — (Continued)

The following table summarizes stock options under the Company’s stock option plans (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) at June 30, 2009:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life (In Years)	Price	Value	Options	Life (In Years)	Price	Value

$ 0.38 – 1.12	1,910,000	9.4	$0.93	(986)	—	—	$—	—
2.10 – 3.32	290,083	3.1	2.33	(556)	283,416	3.0	2.32	(542)
3.70 – 4.98	628,625	5.3	4.19	(2,373)	480,690	4.4	4.17	(1,808)
5.00 – 6.38	567,501	5.9	5.59	(2,942)	520,749	5.8	5.61	(2,706)
6.56 – 8.57	396,000	4.2	7.52	(2,816)	396,000	4.2	7.52	(2,816)
11.00	65,000	0.7	11.00	(688)	65,000	0.7	11.00	(688)

	3,857,209	7.1	$3.09	$(10,361)	1,745,855	4.4	$5.31	$(8,560)

At June 30, 2009, 500,000 of the outstanding employee stock option awards consist of awards that vest with the achievement of certain performance targets over the next four years.

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the fiscal years ended June 30:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted shares outstanding at July 1	555,574	$3.79	200,622	$5.63	116,333	$5.05
Granted	128,833	1.04	673,925	3.61	209,135	6.00
Forfeited	(412,785)	3.47	(197,020)	4.22	(5,028)	6.53
Vested	(160,904)	3.04	(121,953)	5.12	(119,818)	5.67

Restricted shares outstanding at June 30	110,718	$2.86	555,574	$3.79	200,622	$5.63

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

14.	Stock-Based Compensation — (Continued)

At June 30, 2009, unamortized stock-based compensation expense for stock options and restricted stock awards issued and outstanding at June 30, 2009 will be recognized during the fiscal years ending June 30 as follows:

		Restricted
	Stock	Stock
	Options	Awards	Total

2010	$464	$145	$609
2011	388	95	483
2012	197	21	218
2013	71	—	71

Total	$1,120	$261	$1,381

Weighted-average vesting period (in years)	3.0	2.2	2.8

Employee Stock Purchase Plans

The Company registered 500,000 shares of common stock in March 2000, and an additional 500,000 shares in both November 2004 and October 2007, for issuance under the Company’s ESPPs. The ESPPs provide employees with an opportunity to purchase the Company’s common stock through payroll deductions through semi-annual offerings in July and January of each fiscal year. Under the ESPPs, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2009, 2008 and 2007, employees purchased 337,876, 233,491, and 142,310 shares of common stock through the ESPPs, respectively.

The ESPPs are considered compensatory under SFAS No. 123(R) and thus, a portion of the cost related to the July and January offerings under the ESPPs are included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2009, 2008 and 2007.

The fair value of the July and January offerings under the ESPPs were determined on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected life of the rights under the ESPPs. The risk-free interest rate is based on the implied yield currently available at the time the rights under the ESPPs were granted on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the rights under the ESPPs when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its shareholders.

The following weighted-average assumptions were used to value rights under the ESPPs for the July and January offerings for the fiscal years ended June 30:

	2009	2008	2007

Risk-free interest rate	1.6%	3.8%	5.0%
Weighted-average expected life (in years)	0.5	0.5	0.5
Volatility factor	80%	51%	40%
Dividend yield	—	—	—
Weighted-average fair value	$0.50	$1.33	$1.37

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

14.	Stock-Based Compensation — (Continued)

U.K. employees may purchase the Company’s common stock pursuant to the SIP through a payroll deduction with no discount to the market price. Employees are entitled to receive three matching shares for every seventeen shares purchased under the SIP. The SIP has been deemed non-compensatory subject to the provisions of SFAS No. 123(R) and, therefore, no stock-based compensation costs were recognized for fiscal 2009 or 2008.

15.	401(k) Plan

The Company established a 401(k) Plan effective January 1, 1995. Eligible employees may begin to participate in the 401(k) Plan the first of the month following their date of hire, but are not eligible to receive employer matching contributions, if any, until the first of the calendar quarter following the one anniversary year of service during which they have worked at least 1,000 hours.

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary, and were made in the form of Company stock through March 31, 2008. The Company made a matching contribution in cash on June 30, 2008, and expects to make any future matching contributions in cash. The Company suspended its matching contributions on January 1, 2009 and had not resumed them as of June 30, 2009.

Matching contribution expense incurred by the Company during the fiscal years ended June 30, 2009, 2008 and 2007 was $563, $1,311, and $1,298, respectively.

16.	Income Taxes

For the fiscal years ended June 30, the U.S. and Foreign components of income (loss) from continuing operations before income taxes were as follows:

	2009	2008	2007

U.S.	$(44,457)	$(55,612)	$11,410
Foreign	(15,025)	(29,791)	2,863

	$(59,482)	$(85,403)	$14,273

For the fiscal years ended June 30, the provision (benefit) for income taxes from continuing operations consisted of the following:

	2009	2008	2007

Current:
Federal	$(1,375)	$853	$1,273
State	192	412	802
Foreign	42	493	583

	$(1,141)	$1,758	$2,658
Deferred:
Federal	$15,010	$(700)	$2,459
State	3,028	(511)	156
Foreign	(1,048)	(1,208)	46

	$16,990	$(2,419)	$2,661

	$15,849	$(661)	$5,319

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

16.	Income Taxes — (Continued)

The provision (benefit) for income taxes from continuing operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	2009	2008	2007

Provision at federal statutory rate	$(20,819)	$(29,891)	$4,996
State income tax provision, net of federal effect	3,220	(64)	817
Unremitted earnings and rate differential of foreign subsidiaries	534	(114)	(275)
Stock-based compensation	1,981	458	386
Change in valuation allowance	18,908	493	(998)
Alternative minimum tax credit	(1,182)	—	—
Non-deductible portion of goodwill impairment charge	13,049	28,176	—
Other	158	281	393

	$15,849	$(661)	$5,319

At June 30, deferred tax assets (liabilities) consisted of the following:

	2009	2008

Operating loss carryforwards	$14,942	$12,199
Internet database development expenses	977	1,023
Stock-based compensation	573	2,162
HIpoints accrual	1,240	1,463
Capital loss carryforward	492	640
Goodwill	1,599	574
Accrued expenses	1,358	818
Other	3,981	2,118

Gross deferred tax assets	25,162	20,997
Valuation allowance	(23,549)	(1,289)

	1,613	19,708
Other intangibles	(3,860)	(5,178)

Gross deferred tax liabilities	(3,860)	(5,178)

Net deferred tax assets (liabilities)	$(2,247)	$14,530

At June 30, 2009, the Company had U.S. federal and various state net operating loss carryforwards of $36,503 that will begin to expire in 2021.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

16.	Income Taxes — (Continued)

of June 30, 2009, of the Company’s total federal operating loss carryover, approximately $28,444 is subject to an annual limitation under Internal Revenue Code Section 382.

The sale of the Company’s Japanese operations during fiscal 2005 resulted in a capital loss carryover of $3,305 for U.S. tax purposes, which expires if not utilized by June 30, 2010. During the third quarter of fiscal 2008, the remaining capital loss carryover became fully reserved for, as it was not more likely than not at that time that no portion of the carryover will be realized during the carryover period. During fiscal 2009, the Company was able to utilize $567 of the loss to offset capital gains that arose due to differences between the book and tax basis for certain of its assets. Further adjustments to this valuation allowance may be necessary in the future if estimates of capital gain income are revised. At June 30, 2009 and 2008, the capital loss carryover was $1,405 and $1,972, respectively.

At June 30, 2009, the Company’s unrecognized tax benefits were $96, all of which would impact the effective tax rate, if recognized. The table below reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended June 30, 2008 and 2009:

Balance, July 1, 2007	$437
Additions based on tax positions related to the current year	31
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(28)

Balance, June 30, 2008	$440

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	9
Reduction for tax positions of prior years	(353)

Balance, June 30, 2009	$96

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2009 and 2008, $43 and $28, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to June 30, 2000.

17.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

17.	Net Income (Loss) per Share — (Continued)

The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the fiscal years ended June 30:

	2009	2008	2007

Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$(75,331)	$(84,618)	$9,076

Denominator:
Weighted average number of common shares used in the calculation of basic net income (loss) per share	53,547,670	52,861,354	56,133,355
Dilutive effect of outstanding stock options and restricted stock	—	—	264,245

Shares used in the calculation of diluted net income (loss) per share	53,547,670	52,861,354	56,397,600

Net income (loss) per share:
Basic	$(1.41)	$(1.60)	$0.16

Diluted	$(1.41)	$(1.60)	$0.16

Unvested restricted stock and unexercised stock options to purchase 3,967,927, 6,359,746 and 2,500,831 shares of the Company’s common stock for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, at weighted-average prices per share of $3.08, $5.19 and $7.02, respectively, were not included in the computations of diluted net income per share because their inclusion would have been anti-dilutive.

18.	Enterprise-Wide Disclosures

The Company is comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong, Singapore and China. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

The Company’s business model for offering custom market research is consistent across the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. The Company maintains global leaders with responsibility across all geographic regions for the majority of its critical business processes, and the most significant performance evaluations and resources allocations made by the Company’s chief operating decision-maker are made on a global basis. Accordingly, the Company has concluded that it has one reportable segment.

The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. The Company has allocated common expenses among these geographic regions differently than it would for stand-alone information prepared in accordance with

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

18.	Enterprise-Wide Disclosures — (Continued)

accounting principles generally accepted in the United States of America. Geographic operating income (loss) may not be consistent with measures used by other companies.

Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	2009	2008	2007

Revenue from services
United States	$112,821	$152,894	$159,843
United Kingdom	32,454	43,771	43,655
Canada	19,939	24,628	—
Other European countries	14,536	14,910	8,305
Asia	4,584	2,520	—

Total revenue from services	$184,334	$238,723	$211,803

Operating income (loss)(1)(2)
United States	$(41,406)	$(54,492)	$9,802
United Kingdom	(3,431)	(9,015)	2,748
Canada	(5,539)	(7,366)	—
Other European countries	(5,048)	(10,914)	(14)
Asia	(1,025)	(2,784)	(219)

Total operating income (loss)	$(56,449)	$(84,571)	$12,317

Long-lived assets
United States	$4,879	$6,733	$7,298
Canada	1,693	2,858	—
United Kingdom	1,039	1,812	2,261
Other European countries	301	340	343
Asia	103	210	—

Total long-lived assets	$8,015	$11,953	$9,902

Deferred tax assets (liabilities)
United States	$—	$18,218	$17,064
Canada	(2,018)	(3,191)	—
United Kingdom	283	347	318
Other European countries	(512)	(844)	(859)
Asia	—	—	—

Total deferred tax assets (liabilities)	$(2,247)	$14,530	$16,523

(1)	Operating loss for fiscal 2009 included a $40,250 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

18.	Enterprise-Wide Disclosures — (Continued)

(2)	Operating loss for fiscal 2008 included a $86,497 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $58,376 to the United States, $9,472 to the United Kingdom, $5,921 to Canada, $11,150 to other European countries, and $1,578 to Asia.

19.	Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases at June 30, 2009 were as follows:

Fiscal Years Ending June 30:

2010	$6,464
2011	4,893
2012	4,162
2013	3,280
2014	3,293
2015 and thereafter	4,579

Total rental expense for operating leases during the fiscal years ended June 30, 2009, 2008 and 2007 was $6,938, $7,193 and $7,536, respectively.

20.	Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings which existed at June 30, 2009 or which arose subsequent to that date but before the filing of this report on Form 10-K, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

21.	Related-Party Transactions

On December 16, 2008, the Company entered into an agreement (the “Alix Agreement”) with AlixPartners LLP (“Alix”) pursuant to which Deborah Rieger-Paganis, an employee of Alix, served as interim Chief Financial Officer (“CFO”) of the Company from December 20, 2008 through June 1, 2009. The Alix Agreement, among its material terms, provided for the engagement of Alix to provide interim management, financial advisory, and consulting services to the Company, including:

•	Alix’s agreement to provide Ms. Rieger-Paganis to serve as interim Chief Financial Officer of the Company at an hourly rate plus out-of-pocket expenses,

•	Alix’s agreement to provide other consulting assistance to the Company at hourly rates dependent upon the particular consultant involved,

•	payment by the Company of a retainer to Alix, refundable to the extent not earned,

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

21.	Related-Party Transactions — (Continued)

•	agreement of Alix to preserve the confidentiality of non-public confidential and proprietary information received in the course of the engagement,

•	preservation of intellectual property rights of Alix in its methodologies, processes, and the like, and ownership by the Company of work product created specifically for the Company,

•	agreement of the Company to provide specified insurance and to indemnify Alix under specified circumstances,

•	ability of Alix or the Company to terminate the arrangement at will,

•	limitation of Alix liability, and

•	arbitration of disputes.

In addition, the Company had separately engaged Alix beginning in July 2008 to provide performance improvement, financial advisory and consulting services to the Company on an hourly basis. For the fiscal year ended June 30, 2009, the Company incurred $3,263 in expenses related to services provided by Alix, of which $3,096 and $167 were reported in the “Restructuring and other charges” and “Selling, general and administrative” lines, respectively, of the Company’s consolidated statement of operations for the period then ended. Of those expenses, $658 were in relation to the interim CFO arrangement described above.

22.	Supplemental Cash Flow Information

Cash paid (received) during the fiscal years ended June 30 for interest and taxes was as follows:

	2009	2008	2007

Interest	$1,643	$1,065	$(2,057)

Taxes	$(621)	$2,879	$3,153

23.	Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statements of continuing operations data for the fiscal years ended June 30, 2009 and 2008. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2009, 2008 and 2007

23.	Unaudited Quarterly Results of Operations — (Continued)

operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2007	2007	2008	2008	2008	2008	2009	2009
	(In thousands, except per share data)

Revenue from services(1)	$55,186	$62,715	$57,322	$63,500	$50,280	$50,660	$39,917	$43,477
Operating expenses:
Cost of services(1)	32,672	36,128	34,150	37,628	31,151	31,412	24,912	27,760
Selling, general and administrative	18,975	20,966	20,980	22,164	19,608	17,117	15,159	13,794
Depreciation and amortization	1,907	2,267	2,161	2,190	2,083	1,912	1,832	1,783
Restructuring and other charges	—	—	1,900	2,709	628	5,844	5,341	198
Goodwill impairment charge	—	—	—	86,497	—	40,250	—	—

Total operating expenses	53,554	59,361	59,191	151,188	53,470	96,535	47,244	43,535

Operating income (loss)	1,632	3,354	(1,869)	(87,688)	(3,190)	(45,875)	(7,327)	(58)
Interest and other income	372	307	230	210	190	135	54	21
Interest expense	(440)	(523)	(514)	(474)	(455)	(1,374)	(647)	(955)

Income (loss) from continuing operations before income taxes	1,564	3,138	(2,153)	(87,952)	(3,455)	(47,114)	(7,920)	(992)
Provision (benefit) for income taxes	546	1,112	(20)	(2,299)	(1,194)	18,509	(1,209)	(257)

Income (loss) from continuing operations	1,018	2,026	(2,133)	(85,653)	(2,261)	(65,623)	(6,711)	(735)
Income (loss) from discontinued operations	124	—	—	—	—	—	—	—

Net income (loss)	$1,142	$2,026	$(2,133)	$(85,653)	$(2,261)	$(65,623)	$(6,711)	$(735)

Basic net income (loss) per share:
Continuing operations	$0.02	$0.04	$(0.04)	$(1.61)	$(0.04)	$(1.23)	$(0.12)	$(0.01)
Discontinued operations	0.00	—	—	—	—	—	—	—

Basic net income (loss) per share	$0.02	$0.04	$(0.04)	$(1.61)	$(0.04)	$(1.23)	$(0.12)	$(0.01)

Diluted net income (loss) per share:
Continuing operations	$0.02	$0.04	$(0.04)	$(1.61)	$(0.04)	$(1.23)	$(0.12)	$(0.01)
Discontinued operations	0.00	—	—	—	—	—	—	—

Diluted net income (loss) per share	$0.02	$0.04	$(0.04)	$(1.61)	$(0.04)	$(1.23)	$(0.12)	$(0.01)

(1)	Gross profit, not shown above, can be derived by subtracting the Company’s cost of services from its revenue from services for each of the periods shown above.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	95

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of each fiscal quarter and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of June 30, 2009, the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Proposal No. 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 2009 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2009. The information required by Item 10 of Form 10-K with respect to our executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

The information required by Item 10 of Form 10-K with respect to the identification of our Audit Committee and Audit Committee financial expert is incorporated by reference from the information contained in the section captioned “Corporate Governance — Committees of the Board — Audit Committee” in the Proxy Statement.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation Discussion and Analysis”, “Compensation of Directors and Executive Officers”, “Corporate Governance — Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Stock Ownership and Reporting” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K with respect to transactions with related persons is incorporated by reference from the information contained in the section captioned “Transactions with Related Persons” in the Proxy Statement.

The information required by Item 13 of Form 10-K with respect to director independence is incorporated by reference from the information contained in the section captioned “Corporate Governance — Director Independence” in the Proxy Statement.

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

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data,” of Part II of this Form 10-K.

Exhibits

Reference is made to the Index of Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index of Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing such exhibit.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Fiscal year ended June 30, 2007
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$70	$34	$22	$82
Deferred tax valuation allowance	$1,794	$—	$998	$796
Fiscal year ended June 30, 2008
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$82	$442	$42	$482
Deferred tax valuation allowance	$796	$541	$48	$1,289
Fiscal year ended June 30, 2009
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$482	$381	$84	$779
Deferred tax valuation allowance	$1,289	$22,878	$618	$23,549

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.
Date: August 31, 2009

By:	/s/ Robert J. Cox
Robert J. Cox
Executive Vice President, Chief
Financial Officer and
Treasurer
(On Behalf of the Registrant and as
Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Kimberly Till and Robert J. Cox and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Kimberly Till Kimberly Till	President and Chief Executive Officer (Principal Executive Officer) and Director	August 31, 2009

/s/ Robert J. Cox Robert J. Cox	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 31, 2009

/s/ Eric W. Narowski Eric W. Narowski	Senior Vice President and Global Controller (Principal Accounting Officer)	August 31, 2009

/s/ George Bell George Bell	Director	August 31, 2009

/s/ David Brodsky David Brodsky	Director	August 31, 2009

/s/ Steven L. Fingerhood Steven L. Fingerhood	Director	August 31, 2009

/s/ Stephen D. Harlan Stephen D. Harlan	Director	August 31, 2009

/s/ James R. Riedman James R. Riedman	Director	August 31, 2009

/s/ Howard L. Shecter Howard L. Shecter	Director	August 31, 2009

/s/ Antoine G. Treuille Antoine G. Treuille	Director	August 31, 2009

INDEX OF EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. (“HII”) and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
2.3		Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
2.4		Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference).
2.5		Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.1.2*	2007 Long-Term Incentive Plan of the Company (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference)
10	.1.5*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.1.6*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.7*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.8*	Form of Non-Qualified Stock Option Agreement — Grants After May 1, 2008 (filed as Exhibit 10.1.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.9*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.10*	Letter Amending Stock Option Agreements (2008) (filed as Exhibit 10.1.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.12*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.13	Form of Restricted Stock Agreement — Director Grants After May, 1, 2008 (filed as Exhibit 10.1.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.14*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and incorporated herein by reference).
10	.1.15*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference.)
10	.1.16*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.17*	Form of Restricted Stock Agreement (Employee Participant) (2007 Performance Based Award Grants) (filed as Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.1.18*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.19*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.20*	Form of Restricted Stock Agreement — Employee Grants After May 1, 2008 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.21*	Form of Restricted Stock Unit Agreement (Canadian employees) (filed as Exhibit 10.1.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.1.22*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.1.23*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Enzo Micali, dated as of May 15, 2009 (filed herewith).
10	.1.24*	Form of Restricted Stock Agreement (2008 performance based award grants to Gregory T. Novak and Ronald E. Salluzzo) (filed as Exhibit 10.1.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.25*	Form of Non-Qualified Stock Option Agreement between the Company and Ronald E. Salluzzo, dated as of March 6, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006 and incorporated herein by reference).
10	.1.26*	Non-Qualified Stock Option Agreement (Performance-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.1.27*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.2.3*	2007 Employee Stock Purchase Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.2.4*	Harris Interactive UK Limited Share Incentive Plan (relating to shares of Harris Interactive Inc.) (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.5*	Harris Interactive UK Limited Share Incentive Plan Partnership and Matching Share Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.6*	Trust Deed between Harris Interactive UK Limited and Equiniti Share Plan Trustees related to Harris Interactive UK Limited Share Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.3.1	Share Repurchase Program 10b5-1 Plan Document, dated as of March 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007 and incorporated herein by reference).
10	.4.1*	Employment Agreement dated August 16, 2007 between Decima Research Inc. and Bruce Anderson (filed as Exhibit 2.1.3 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
10	.4.2*	Separation Agreement between the Company and David Bakken, dated March 30, 2009 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.3*	Employment Agreement between the Company and Leonard R. Bayer, dated as of April 30, 2007 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.4*	Employment Agreement Amendment 1 between the Company and Leonard R. Bayer, dated February 26, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008 and incorporated herein by reference).
10	.4.5*	Separation Agreement between the Company and Dennis K. Bhame, dated March 16, 2009 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.6*	Employment Agreement between the Company and Robert J. Cox, effective as of June 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).
10	.4.7*	Letter Agreement between the Company and Frank E. Forkin, dated June 2, 2009 (filed herewith).
10	.4.8*	Letter Agreement between the Company and Patti B. Hoffman, dated May 11, 2009 (filed herewith).
10	.4.9*	Letter Agreement between the Company and Enzo Micali, dated March 24, 2009 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.10*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.11*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.12*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.4.13*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.14*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.15*	Employment Agreement between the Company and Robert Salvoni, dated May 15, 2009 (filed herewith).
10	.4.16*	Separation Agreement with Stephan B. Sigaud (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.4.17*	Employment Agreement between the Company and George H. Terhanian, effective as of September 1, 2007 (filed as Exhibit 10.4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.18*	Employment Agreement Amendment 1 between the Company and George H. Terhanian dated April 30, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.19*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.20*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.4.21*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).
10	.4.22*	Employment Agreement between the Company and David B. Vaden, effective as of April 30, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.23*	Employment Agreement Amendment 1 between the Company and David B. Vaden dated April 30, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.24*	Form of Change in Control Agreement between the Company and Eric W. Narowski (filed as Exhibit 10.4.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.25*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.4.26*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2007 and 2008 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.27*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2008 and 2009 (filed as Exhibit 10.4.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.28*	Description of Salary and Bonus Arrangements with Executive Officers and Terms of Bonus Plans — Fiscal 2010 (filed herewith)
10	.4.29*	Description of Cash Bonus Plan as amended August 21, 2006 (filed under Item 1.01 of the Company’s Current Report on Form 8-K filed August 25, 2006 and incorporated herein by reference).
10	.4.30*	Description of Amended Terms of Corporate Bonus Plan and Business Unit Bonus Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10	.4.31*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference).
10	.4.32*	Summary of Compensation Arrangements for Non-Employee Directors of Harris Interactive, effective as of November 1, 2006 (filed as Exhibit 10.3.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.4.33*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of September 6, 2007 (filed as Exhibit 10.4.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.34*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2008 (filed as Exhibit 10.4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.35*	Agreement with Steven L. Fingerhood dated June 4, 2008 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.36*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2009 (filed herewith).
10.5		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.6.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York, between the Company and Corporate Woods Associates, LLC, dated February 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).
10	.6.2	Lease Agreement for 70 Carlson Road, Rochester, New York, between Gordon S. Black Corporation and Carlson Park Associates, together with the First and Second amendments thereto, dated July 1, 1998 (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.3	Third Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated March 20, 2003 (filed as Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.4	Fourth Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated September 23, 2008 (filed as Exhibit 10.6.3 to the Company’s Quarterly Report on Form 10-K for the fiscal quarter ended September 30, 2008 and incorporated herein by reference).
10	.6.5	Agreement of Sublease for 161 Avenue of the Americas, New York, New York, between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).
10	.6.6	Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).
10	.6.7	Lease Agreement for 1920 Association Drive, Reston, Virginia, between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.6.8	First Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).
10	.6.9	Lease Agreement for Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.10	Agreement for Surrender of Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.11	Underlease for Watermans Park, High Street, Brentford (UK), among Crowvale Properties Limited, Max Factor Limited, and International Playtex Inc., dated June 27, 1985 (filed as Exhibit 10.6.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.12	Rent Review Memorandum for Watermans Park, High Street, Brentford (UK), between Procter & Gamble (L &CP) Limited and HI Europe Limited, dated June 24, 2005 (filed as Exhibit 10.6.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.13	Lease Agreement for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.14	Lease amendment Number 1 for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.15	Second Amendment and Extension to Lease for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated October 22, 2007 (filed as Exhibit 10.6.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.16	Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and Total Research Corporation, dated December 2, 1985, including all amendments to date (filed as Exhibit 10.6.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.17	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.6.18	Tenth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated May 8, 2009, and effective January 1, 2009 (filed herewith).
10	.6.19	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.20	Rent Review Memorandum for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.21	Lease Agreement for Vanwall Road, Maidenhead (UK) between Seiko UK Limited and HI Europe Limited, dated July 29, 2005 (filed as Exhibit 10.5.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.22	Lease Agreement for Beim Strohhause 17- 31, 20097, Hamburg, Germany, between Dieter Becken and Media Transfer AG, dated July 8, 2005, including all amendments to date (filed Exhibit 10.6.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.23	Lease Agreement for 1080 Beaver Hall Hill, Montreal, Quebec (CAN), between Alexis Nihon Real Estate Investment Trust and Decima Research Inc., dated January 16, 2006 (filed as Exhibit 10.6.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.24	Lease Agreement for 160 Elgin Street, Ottawa, Ontario (CAN), between 160 Elgin Leaseholds Inc. and Decima Research Inc., dated January 19, 2006 (filed as Exhibit 10.6.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.25	Lease Agreement for 2345 Yonge Street, Toronto, Ontario (CAN), between Stockton & Bush 2345 Limited and OSI Group Inc., dated May 1, 2002 (filed as Exhibit 10.6.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.26	Office License for 2345 Yonge Street, Toronto, Ontario (CAN), between Decima Research Inc. and Westmount Decision Science Inc., dated September 1, 2007 (filed as Exhibit 10.6.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.27	Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated May 28, 2007 (filed herewith)
10	.6.28	Tenancy Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated December 14, 2007 (filed herewith)
10	.6.29	Supplemental Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated April 21, 2008 (filed herewith)
10	.7.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.3	Form of Master Securities Pledge Agreement to be delivered at option of the Company or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.4	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.7.5	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.7.6	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.7.7	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.7.8	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2009 and incorporated herein by reference).
10	.8.1	Amended and Restated Investment Agreement between Riedman Corporation and the Company dated October 15, 1991 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.8.2	Registration Agreement between the Company and Riedman Corporation dated as of October 15, 1999 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed October 26, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.9*	Agreement dated December 16, 2008 between the Company and Alix Partners LLP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10.11		Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23		Consent of Independent Registered Public Accounting Firm (filed herewith).
24		Power of Attorney (included on page 97 of this Report).
31.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2		Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2		Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.