Form 10-Q
period 2009-09-30
HARRIS INTERACTIVE INC
filed 2009-11-04
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-27577
HARRIS INTERACTIVE INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	16-1538028
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
161 Sixth Avenue, New York, New York 10013
(Address of principal executive offices)
(212) 539-9600
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
Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     On October 31, 2009, 53,949,053 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September	June 30,
	30, 2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,886	$16,752
Marketable securities	507	1,010
Accounts receivable, net	22,737	23,163
Unbilled receivables	7,807	6,520
Prepaid expenses and other current assets	6,322	7,244
Deferred tax assets	685	632

Total current assets	51,944	55,321

Property, plant and equipment, net	7,156	8,015
Other intangibles, net	18,646	18,540
Deferred tax assets	296	284
Other assets	2,097	2,367

Total assets	$80,139	$84,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,907	$6,738
Accrued expenses	15,561	18,349
Current portion of long-term debt	6,925	6,925
Deferred revenue	13,362	12,531

Total current liabilities	41,755	44,543

Long-term debt	13,850	15,581
Deferred tax liabilities	3,055	3,163
Other long-term liabilities	2,809	3,117
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and June 30, 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 53,949,053 shares issued and outstanding at September 30, 2009 and 53,964,482 shares issued and outstanding at June 30, 2009	54	54
Additional paid-in capital	185,027	184,860
Accumulated other comprehensive income	4,360	3,347
Accumulated deficit	(170,771)	(170,138)

Total stockholders’ equity	18,670	18,123

Total liabilities and stockholders’ equity	$80,139	$84,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Revenue from services	$38,935	$50,280

Operating expenses:
Cost of services	24,431	31,151
Selling, general and administrative	12,962	19,608
Depreciation and amortization	1,754	2,083
Restructuring and other charges	148	628

Total operating expenses	39,295	53,470

Operating loss	(360)	(3,190)
Interest and other income	15	190
Interest expense	(537)	(455)

Loss from operations before income taxes	(882)	(3,455)

Provision (benefit) for income taxes	(249)	(1,194)

Net loss	$(633)	$(2,261)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted-average shares outstanding — basic and diluted	53,899,842	53,339,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(633)	$(2,261)
Adjustments to reconcile net loss to net cash used in operating activities —

Depreciation and amortization	2,136	2,462
Deferred taxes	(174)	(1,151)
Stock-based compensation	158	793
Amortization of deferred financing costs	111	30
Amortization of premium on marketable securities	—	2
(Increase) decrease in assets —
Accounts receivable	690	1,821
Unbilled receivables	(1,205)	(209)
Prepaid expenses and other current assets	549	482
Other assets	176	(175)
(Decrease) increase in liabilities —
Accounts payable	(878)	(2,267)
Accrued expenses	(2,916)	(3,549)
Deferred revenue	763	(510)
Other liabilities	(311)	(55)

Net cash used in operating activities	(1,534)	(4,587)

Cash flows from investing activities:
Purchases of marketable securities	—	(2,193)
Proceeds from maturities and sales of marketable securities	513	801
Capital expenditures	(62)	(709)

Net cash provided by (used in) investing activities	451	(2,101)

Cash flows from financing activities:
Repayment of borrowings	(1,731)	(1,731)

Net cash used in financing activities	(1,731)	(1,731)

Effect of exchange rate changes on cash and cash equivalents	(52)	(638)

Net decrease in cash and cash equivalents	(2,866)	(9,057)
Cash and cash equivalents at beginning of period	16,752	32,874

Cash and cash equivalents at end of period	$13,886	$23,817

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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements of the Company.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by the Company with the Securities and Exchange Commission (“SEC”) on August 31, 2009.
     The Company has evaluated subsequent events for recognition and disclosure in the financial statements through the date of issuance, November 4, 2009.
3. Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 , has not yet been adopted into the Codification (defined below). The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. The Company will adopt this guidance on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
Amendments to Accounting for Variable Interest Entities
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R ), has not yet been adopted into the Codification. The revised guidance will significantly affect the overall consolidation analysis and is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company will adopt the revised guidance on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

Accounting Standards Codification
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s consolidated financial statements.
Fair Value Measurement of Liabilities
     In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of Accounting Standards Codification 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 26, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
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
     The following table summarizes activity during the three months ended September 30, 2009 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,		Changes			Balance,
	July 1,	Costs	in	Cash	Non-Cash	September
	2009	Incurred	Estimate	Payments	Settlements	30, 2009
Severance payments	$1,225	$—	$(7)	$(766)	$—	$452
Lease commitments	992	—	—	(149)	—	843

Remaining reserve	$2,217	$—	$(7)	$(915)	$—	$1,295

Other Charges
     Other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statement of operations for the three months ended September 30, 2009 included additional legal fees associated with the amendment of its credit agreement during fiscal 2009, along with costs incurred to close its telephone-based data collection center in Brentford, United Kingdom during the quarter. Other charges for the three months ended September 30, 2008 included $628 in fees paid to Alix Partners LLP to assist with performance improvement initiatives.
5. Fair Value Measurements
     The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2009
Financial assets:
Cash equivalents	$—	$3,230	$—	$3,230
Available for sale marketable securities	—	507	—	507
Financial liabilities:
Interest rate swap contract	$—	$1,279	$—	$1,279

At June 30, 2009
Financial assets:
Cash equivalents	$—	$2,720	$—	$2,720
Available for sale marketable securities	—	1,010	—	1,010
Financial liabilities:
Interest rate swap contract	$—	$1,351	$—	$1,351
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
6. Derivative Financial Instruments
     As discussed in Note 8, “Borrowings”, the Company uses an interest rate swap to manage the economic effect of the variable interest obligation on its outstanding debt under the Credit Facilities so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. The critical terms of the interest rate swap match those of the outstanding debt, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, the Company has designated its interest rate swap as a qualifying instrument. The unrealized losses on the interest rate swap are included in accumulated other comprehensive loss and the corresponding fair value payables are included in other liabilities in the Company’s unaudited consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the outstanding debt, are recorded as interest expense.
Fair Value of Derivative Instruments in Unaudited Consolidated Balance Sheet

	September 30, 2009
	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as cash flow hedges	Other liabilities	$1,279

Total derivatives designated as hedging instruments		$1,279

Total derivatives		$1,279

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of		Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified		Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into		(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)		Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended		Three Months Ended
	September 30, 2009	September 30, 2009		September 30, 2009
Cash flow hedges:
Interest rate swap	$72	$257	Interest expense	$—	Interest and other income
7. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization consisted of the following:

	September 30, 2009
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.1	3,463	2,284	1,179
Customer relationships	9.6	21,265	7,194	14,071
Trade names	16.2	5,324	1,928	3,396

Total		$31,820	$13,174	$18,646

	June 30, 2009
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.1	3,330	2,100	1,230
Customer relationships	9.6	20,286	6,436	13,850
Trade names	16.3	5,298	1,838	3,460

Total		$30,682	$12,142	$18,540

     Changes in the gross carrying amount of the Company’s acquired intangible assets from June 30, 2009 to September 30, 2009 were the result of foreign currency exchange rate fluctuations during the period.

	2009	2008
Aggregate amortization expense:
For the three months ended September 30	$699	$817

Estimated amortization expense for the fiscal years ending June 30:
2010	$2,700

2011	$2,784

2012	$2,784

2013	$2,610

2014	$2,161

Thereafter	$6,306

8. Borrowings
     On September 21, 2007, the Company entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto, pursuant to which the Lenders made available certain credit facilities. At December 31, 2008, the Company was in violation of the leverage and interest coverage covenants under the terms of the 2007 Credit Agreement. The Company obtained a 30-day waiver of the covenant violations from the Lenders on February 5, 2009, and in connection with the waiver, the 2007 Credit Agreement was amended. The Company obtained an additional 60-day extension of the waiver on March 6, 2009, and in connection with the waiver, the 2007 Credit Agreement was further amended in immaterial respects. On May 6, 2009 and effective as of that date, the Company entered into a further amendment to the 2007 Credit Agreement, pursuant to which the prior covenant defaults were permanently waived and the Company was again in compliance with the terms of the 2007 Credit Agreement, as amended (the “Amended Credit Agreement”).
     The principal terms of the Amended Credit Agreement are described below:

Amended Credit Agreement
Availability:
$5,000 Revolving Line
▪	Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period

▪	The Revolving Line may be used to back Letters of Credit

▪	No Revolving Line increased availability at Lender discretion
Term Loan A — original principal, $12,000
Term Loan B, as consolidated with Term Loan C — original principal $22,625
No additional Term Loan availability at Company discretion
Interest:
Company option:
▪	Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4%
OR
▪	LIBOR plus 5%
The Company elected LIBOR and the interest swap agreement, which fixed the LIBOR-based portion of the rate at 5.08%, remained unchanged. With the spread, the effective rate on the Term Loans is 10.08%.
Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears
Interest Rate Swap:
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012
Three-month LIBOR rate received on the swap matches the base rate paid on the Term Loans
Notional amount of $20,775 at September 30, 2009, equal to outstanding amount of the Term Loans

Amended Credit Agreement
Unused Facility Fees:
Fee fixed at 1.0% of unused Revolving Line amount
Principal Payments:
Term Loan A and B Maturity — September 21, 2012
Revolving Line Maturity — July 15, 2010
Revolving Line — payable at maturity
Quarterly Term Loan Payments:
▪	Term Loan A — $600 quarterly

▪	Term Loan B — $1,131 quarterly
Financial Covenants:
Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.00 and 1.75:1.00
Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.00 and 2.00:1.00
Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400
Collateral:
Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries
     The Amended Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, the Company may freely transfer assets and incur obligations among its domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.
     At September 30, 2009, the Company was in compliance with all of the covenants under the Amended Credit Agreement.
     At September 30, 2009, the required principal repayments of Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) for the remaining nine months of the fiscal year ending June 30, 2010 and the three succeeding fiscal years are as follows:

	Term Loan A	Term Loan B	Total
2010	$1,800	$3,394	$5,194
2011	2,400	4,525	6,925
2012	2,400	4,525	6,925
2013	600	1,131	1,731

	$7,200	$13,575	$20,775

     At September 30, 2008, the Company had $27,700 outstanding under the Amended Credit Agreement. At September 30, 2009 and 2008, the Company did not have any amounts outstanding under its revolving line of credit.
9. Stock-Based Compensation
     For the three months ended September 30, 2009 and 2008, the Company recognized $158 and $793, respectively, of stock-based compensation expense for the cost of stock options and restricted stock issued under its Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”).

     The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s unaudited consolidated statements of operations for the three months ended September 30:

	2009	2008
Cost of services	$4	$36
Selling, general and administrative	154	757

	$158	$793

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the three months ended September 30, 2009:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	3,857,209	$3.09
Granted	575,000	0.80
Forfeited	(280,036)	4.07
Exercised	—	—

Options outstanding at September 30	4,152,173	2.71

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2009:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	110,718	$2.86
Granted	—	—
Forfeited	(22,681)	4.61
Vested	(35,582)	1.59

Restricted shares outstanding at September 30	52,455	2.96

     At September 30, 2009, there was $1,300 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 3.1 years.
10. Comprehensive Income (Loss)
     The following table sets forth the components of the Company’s total comprehensive income (loss) for the three months ended September 30:

	2009	2008
Net loss, as reported	$(633)	$(2,261)
Foreign currency translation adjustments	1,140	(4,030)
Change in fair value of interest rate swap, net of tax	(123)	19
Unrealized loss on marketable securities	(4)	(10)

Total comprehensive income (loss)	$380	$(6,282)

11. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.
     The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the three months ended September 30:

	2009	2008
Numerator:
Net loss used for calculating basic and diluted net loss per share of common stock	$(633)	$(2,261)

Denominator:
Shares used in the calculation of basic and diluted net loss per share	53,899,842	53,339,387

Net loss per share:
Basic and diluted	$(0.01)	$(0.04)

     Unvested restricted stock and unexercised stock options to purchase 4,204,628 and 6,106,095 shares of the Company’s common stock for the three months ended September 30, 2009 and 2008, respectively, at weighted-average prices per share of $2.71 and $5.18, respectively, were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive.
12. Enterprise-Wide Disclosures
     The Company is comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong and Singapore. The Company also maintains a representative office in mainland China. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.
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

     Geographic information for the periods presented herein is as follows:

	Three Months Ended
	September 30,
	2009	2008
Revenue from services
United States	$22,832	$30,469
United Kingdom	6,715	9,402
Canada	4,527	5,620
Other European countries	3,957	3,727
Asia	904	1,062

Total revenue from services	$38,935	$50,280

Operating income (loss)
United States	$786	$(2,388)
United Kingdom	(351)	298
Canada	(789)	(1,011)
Other European countries	366	9
Asia	(372)	(98)

Total operating income (loss)	$(360)	$(3,190)

	At
	September	At June
	30,	30,
	2009	2009
Long-lived assets
United States	$4,239	$4,879
Canada	1,662	1,693
United Kingdom	872	1,039
Other European countries	291	301
Asia	92	103

Total long-lived assets	$7,156	$8,015

Deferred tax assets
United States	$—	$—
Canada	(1,962)	(2,018)
United Kingdom	370	283
Other European countries	(479)	(512)
Asia	(3)	—

Total deferred tax assets	$(2,074)	$(2,247)

13. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three months ended September 30, 2009 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
14. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on August 31, 2009. Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, and our ability to develop and maintain products and services attractive to the market.
Note: Amounts shown below are in thousands of U.S. Dollars, unless otherwise noted. Also, references herein to “we”, “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise.
Overview
     Harris Interactive Inc. is a leading global custom market research firm that uses online, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.
     Year-to-Date
     Our financial performance for the three months ended September 30, 2009 showed continued trends which we believe clearly demonstrate the positive impact of the proactive decisions we made during fiscal 2009 to realign our cost structure with our revenue. Specifically:
•	we achieved operating income in our U.S. operations for the second consecutive quarter, and

•	we saw significant improvement in selling, general and administrative expense as a percentage of revenue from 39% for last year’s first quarter to 33% for this year’s first quarter.
     Our first quarter has historically been our lowest quarter from a revenue standpoint. We experienced a 23% decline in our consolidated revenues for this year’s first quarter compared with the same period a year ago. To put this into context, it is important to note that we did not begin to see significant impact of the global recession on our performance until the second quarter of fiscal 2009. We will continue to focus heavily on rebuilding our revenue base, controlling our costs, and executing on our key strategic initiatives that we set out to accomplish in fiscal 2010.

Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2010 include:
▪	Revenue recognition,

▪	Impairment of other intangible assets,

▪	Income taxes,

▪	Stock-based compensation,

▪	HIpoints loyalty program, and

▪	Contingencies and other accruals.
     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
     During the three months ended September 30, 2009, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Results of Operations
Three Months Ended September 30, 2009 Versus Three Months Ended September 30, 2008
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2009 and 2008, respectively:

	2009	%	2008	%
Revenue from services	$38,935	100.0%	$50,280	100.0%

Operating expenses:
Cost of services	24,431	62.7	31,151	62.0
Selling, general and administrative	12,962	33.3	19,608	39.0
Depreciation and amortization	1,754	4.5	2,083	4.1
Restructuring and other charges	148	0.4	628	1.2

Operating loss	(360)	(0.9)	(3,190)	(6.3)
Interest and other income	15	0.0	190	0.4
Interest expense	(537)	(1.4)	(455)	(0.9)

Loss from operations before taxes	(882)	(2.3)	(3,455)	(6.9)

Provision (benefit) for income taxes	(249)	(0.6)	(1,194)	(2.4)

Net loss	$(633)	(1.6)	$(2,261)	(4.5)

     Revenue from services. Revenue from services decreased by $11,345, or 22.6%, to $38,935 for the three months ended September 30, 2009 compared with the same prior year period and included a negative foreign exchange rate impact of $1,425. The timing of the global recession was such that we did not begin to see its significant impact on our operations until the three months ended December 31, 2008. Revenue from services for the three months ended September 30, 2009 across North America, Europe and Asia generally continued to show the effects of a challenging economic environment, which in turn has resulted in decreases in the research budgets of many of our clients.

     North American revenue decreased by $8,729 to $27,359 for the three months ended September 30, 2009 compared with the same prior year period, a decrease of 24.2%. By country, North American revenue for the three months ended September 30, 2009 was comprised of:
•	Revenue from U.S. operations of $22,832 down 25.1% compared with $30,469 for the same prior year period.

•	Revenue from Canadian operations of $4,527, down 19.4% compared with $5,620 for the same prior year period, which included a $212 negative foreign exchange rate impact on Canadian revenue compared with the same prior year period. On a local currency basis, Canadian revenue for the three months ended September 30, 2009 decreased by 15.5% compared with the same prior year period.
     European revenue decreased by $2,458 to $10,672 for the three months ended September 30, 2009 compared with the same prior year period, a decrease of 18.7%. By country, European revenue for the three months ended September 30, 2009 was comprised of:
•	Revenue from U.K. operations of $6,715, down 28.6% compared with $9,402 for the same prior year period, which included a $994 negative foreign exchange rate impact compared with the same prior year period. On a local currency basis, U.K. revenue for the three months ended September 30, 2009 decreased by 17.4% compared with the same prior year period.

•	Revenue from French operations of $2,590, up 30.3% compared with $1,987 for the same prior year period. On a local currency basis, French revenue for the three months ended September 30, 2009 increased by 35.2% compared with the same prior year period. The increase in French revenue was principally driven by growth within the Healthcare and Qualitative research groups, partially offset by a $137 negative foreign exchange rate impact compared with the same prior year period.

•	Revenue from German operations of $1,367, down 21.5% compared with $1,741 for the same prior year period, which included a $78 negative foreign exchange rate impact compared with the same prior year period. On a local currency basis, German revenue for the three months ended September 30, 2009 decreased by 19.2% compared with the same prior year period.
     Asian revenue decreased by $158 to $904 for the three months ended September 30, 2009, a decrease of 14.9% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the three months ended September 30, 2009 was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $24,431 or 62.7% of total revenue for the three months ended September 30, 2009, compared with $31,151 or 62.0% of total revenue for the same prior year period. Cost of services for the three months ended September 30, 2009 was impacted by the declines in revenue discussed above, as well as the differing types of custom research projects performed when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2009 was $12,962 or 33.3% of total revenue, compared with $19,608 or 39.0% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:
•	a $3,509 decrease in payroll-related expense, driven by headcount reductions taken throughout fiscal 2009,

•	a $634 decrease in stock-based compensation expense, driven by the forfeiture of stock options and restricted stock upon the departure of several senior executives throughout fiscal 2009,

•	a $469 decrease in travel expense, driven by our continued focus on controlling these costs, and

•	a $304 decrease in office rent, driven by space reductions taken during fiscal 2009.
     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.

     Depreciation and amortization. Depreciation and amortization was $1,754 or 4.5% of total revenue for the three months ended September 30, 2009, compared with $2,083 or 4.1% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended September 30, 2009 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2009 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $148 or 0.4% of total revenue for the three months ended September 30, 2009, compared with $628 or 1.2% for the same prior year period. Other charges for the three months ended September 30, 2009 consisted of $148 additional legal fees associated with the amendment of our credit agreement during fiscal 2009, along with costs incurred to close our telephone-based data collection center in Brentford, United Kingdom during the three months ended September 30, 2009. Other charges for the three months ended September 30, 2008 consisted of $628 in fees paid to Alix Partners LLP to assist with performance improvement initiatives. There were no restructuring activities during the three months ended September 30, 2009 or the same prior year period.
     Interest and other income. Interest and other income was $15 or less than 1% of total revenue for the three months ended September 30, 2009, compared with $190 or 0.4% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of having a lower average cash balance for the three months ended September 30, 2009 when compared with the same prior year period.
     Interest expense. Interest expense was $537 or 1.4% of total revenue for the three months ended September 30, 2009, compared with $455 or less than 1% of total revenue for the same prior year period. The increase in interest expense compared with the same prior year period is principally the result of an increase in the effective interest rate on our outstanding debt from 5.95% at September 30, 2008 to 10.08% at September 30, 2009, offset by the impact of the decline in outstanding debt as we continue to make required principal payments.
     Income taxes. We recorded an income tax benefit of $(249) for the three months ended September 30, 2009, compared with an income tax benefit of $(1,194) for the same prior year period. The tax benefit for the three months ended September 30, 2009 was principally impacted by the tax benefits related to operating losses in certain of our foreign jurisdictions. Based upon management’s assessment of the realizability of the Company’s U.S. deferred tax assets, a full valuation allowance continues to be recorded at September 30, 2009.
Significant Factors Affecting Our Performance
Key Operating Metrics
     We closely track certain key operating metrics, specifically bookings and ending sales backlog. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.
     Key operating metrics for the three months ended September 30, 2009 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1
	FY2009	FY2009	FY2009	FY2009	FY2010
Cash & marketable securities	$25.2	$26.1	$16.9	$17.8	$14.4
Bookings	$43.5	$48.6	$37.9	$36.3	$32.7
Secured revenue	$60.1	$58.0	$56.0	$48.8	$42.5
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

     Bookings for the three months ended September 30, 2009 were $32.7 million, compared with $43.5 million for the same prior year period. Bookings for the current quarter continued to show the effects of a challenging economic environment, which in turn has resulted in decreases in the research budgets of many of our clients.
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
     Secured Revenue (formerly referred to as ending sales backlog) is defined as prior period secured revenue plus current period bookings, less revenue recognized on outstanding projects as of the end of the period.
     Secured revenue helps us manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Generally, projects included in secured revenue at the end of a fiscal period convert to revenue from services during the following twelve months, based on our experience from prior years.
     Secured revenue for the three months ended September 30, 2009 was $42.5 million, compared with $60.1 million for the same prior year period. Secured revenue for the current quarter continued to show the effects of a challenging economic environment, which in turn has resulted in decreases in the research budgets of many of our clients.
Financial Condition, Liquidity and Capital Resources
     Liquidity and Capital Resources
     At September 30, 2009, we had cash, cash equivalents, and marketable securities of $14,393, compared with $17,762 at June 30, 2009. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand at September 30, additional cash that may be generated from our operations and funds to the extent available through our credit facilities discussed below. Until we achieve leverage ratios specified in our credit agreement, we must have minimum cash balances ranging between 1.2 and 1.5 times the amount of borrowings we make under the revolving line that is part of our amended credit facilities. While we believe that our available sources of cash will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,731 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon on our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We would be able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. Our capital expenditures during the three months ended September 30, 2009 were $62, and are not expected to exceed $4,500 for fiscal 2010.

     The following table sets forth net cash used in operating activities, net cash provided by (used in) investing activities and net cash used in financing activities, for the three months ended September 30:

	2009	2008
Net cash used in operating activities	$(1,534)	$(4,587)
Net cash provided by (used in) investing activities	451	(2,101)
Net cash used in financing activities	(1,731)	(1,731)
     Net cash used in operating activities. Net cash used in operating activities was $(1,534) for the three months ended September 30, 2009, compared with $(4,587) for the same prior year period. The change from the same prior year period was principally the result of a decrease in our net loss for the three months ended September 30, 2009 compared with the same prior year period, along with timing differences in cash payments and receipts when compared with the same prior year period.
     Net cash provided by (used in) investing activities. Net cash provided by investing activities was $451 for the three months ended September 30, 2009, compared with $(2,101) used in investing activities for the same prior year period. The change from the same prior year period was principally the result of an increase in the net proceeds from the maturities and sales of marketable securities from $(1,392) for the three months ended September 30, 2008 to $513 for the three months ended September 30, 2009.
     Net cash used in financing activities. Net cash used in financing activities was $(1,731) for the three months ended September 30, 2009, consistent with $(1,731) for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt.
Credit Facilities
     On September 21, 2007, we entered into a Credit Agreement (the “2007 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the Lenders party thereto, pursuant to which the Lenders made available certain credit facilities. As of December 31, 2008, we were in violation of the leverage and interest coverage covenants under the terms of the 2007 Credit Agreement. We obtained a 30-day waiver of the covenant violations from the Lenders on February 5, 2009, and in connection with the waiver, the 2007 Credit Agreement was amended. We obtained an additional 60-day extension of the waiver on March 6, 2009, and in connection with the waiver, the 2007 Credit Agreement was further amended in immaterial respects. On May 6, 2009 and effective as of that date, we entered into a further amendment to the 2007 Credit Agreement, pursuant to which the prior covenant defaults were permanently waived and we were again in compliance with the terms of the 2007 Credit Agreement, as amended (the “Amended Credit Agreement”).
     The principal terms of the Amended Credit Agreement are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements.
     At September 30, 2009, we were in compliance with all of the covenants under the Amended Credit Agreement. For the three months ended September 30, 2009, our financial covenants were:

Covenant	Required	Actual
Minimum Consolidated Interest Coverage Ratio	1.75:1.00	3:79:1.00
Maximum Consolidated Leverage Ratio	6.40:1.00	2:55:1.00
Minimum Consolidated Revenue	$33,200	$38,935
     At September 30, 2009, we had $20,775 outstanding under the Amended Credit Agreement compared with $27,700 for the same prior year period. At September 30, 2009 and 2008, we did not have any amounts outstanding under our revolving line of credit.

Interest Rate Swap
     Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A and B so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $20,775 at September 30, 2009, which was the same as the outstanding amount of the term loans. The applicable spread referenced in the table above is added to the 5.08% rate fixed by the interest rate swap. The terms of the interest rate swap were unaffected by the amendments to the Amended Credit Agreement.
     At September 30, 2009, we recorded a liability of $1,279 in the “Other liabilities” line item of our unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. Changes in the fair value of the interest rate swap are recorded through other comprehensive income.
Off-Balance Sheet Arrangements and Contractual Obligations
     At September 30, 2009, we did not have any transaction, agreement or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended September 30, 2009 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2009 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.
     As we continue to increase our debt and expand globally, the risk of interest rate and foreign currency exchange rate fluctuation may increase. On an ongoing basis, we will continue to assess the need to utilize interest rate swaps and financial instruments to mitigate such risk.
     In light of recent economic conditions, we reviewed the cash equivalents and marketable securities held by us. We do not believe that our holdings have a material liquidity risk under current market conditions.
Interest Rate Exposure
     At September 30, 2009, we had outstanding debt under our Amended Credit Agreement of $20,775. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is fixed at 5%.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at September 30, 2009 would have increased the fair value of the interest rate swap by $288 and each 1% decrease from prevailing interest rates at September 30, 2009 would have decreased the fair value of the interest rate swap by $304.
Foreign Currency Exposure
     As a result of operating in foreign markets, our financial results could be affected by significant changes in foreign currency exchange rates. We have international sales and operations in Europe, North America, and Asia. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currency of their home country, and the second being the extent to which we have instruments denominated in foreign currencies.
     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits of our international operations increase, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
     Since our foreign operations are conducted using foreign currencies, we bear additional risk of fluctuations in exchange rates because of instruments denominated in foreign currencies. We have historically had low exposure to changes in foreign currency exchange rates with regard to instruments denominated in foreign currencies, given the amount and short-term nature of the maturity of these instruments. The carrying values of financial instruments denominated in foreign currencies, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of the maturity of these instruments.
     We performed a sensitivity analysis at September 30, 2009. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A — Risk Factors
     We have no additional risk factors related to our business other than those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows our repurchases of our equity securities for the three months ended September 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
		Average	Purchased as	May Yet Be
	Total Number	Price	Part of Publicly	Purchased
	of Shares	Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
July 1, 2009 through July 31, 2009	—	$—	—	$—
August 1, 2009 through August 31, 2009	954	0.87	—	—
September 1, 2009 through September 30, 2009	—	—	—	—

Total	954	$0.87	—	$—

(1)	Consists solely of shares repurchased from employees to satisfy statutory tax withholding requirements upon the vesting of restricted stock and subsequently retired.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     On November 2, 2009, the Compensation Committee and Independent Directors approved performance metrics for fiscal year 2010 applicable to the $600,000 target incentive bonus to which Kimberly Till, President and Chief Executive Officer, is contractually entitled if the metrics are achieved. 64% of Ms. Till’s bonus will be based upon achievement of operating income, measured and payable as provided in the Company’s Corporate Bonus Plan. The remainder of her bonus will be paid upon achievement of three management objectives, with the degree of achievement to be determined by the Compensation Committee in its discretion. Each management objective, if fully achieved, would result in a payout of 12% of Ms. Till’s target bonus. The management objectives relate to strengthening client relationships and sales, bringing new products to market, and building a strong management team.
Item 6 — Exhibits

10.1	Second Amendment to Lease Agreement for 1920 Association Drive, Reston Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of September 1, 2009.

10.2*	Compensation Arrangement by and between the Company and Eric W. Narowski.

10.3*	Description of Bonus Arrangement by and between the Company and Kimberly Till.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2009	Harris Interactive Inc.
	By:	/s/ Robert J. Cox
Robert J. Cox
Executive Vice President, Chief Financial Officer and Treasurer (On Behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1	Second Amendment to Lease Agreement for 1920 Association Drive, Reston Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of September 1, 2009.

10.2*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski.

10.3*	Description of Fiscal 2010 Bonus Arrangement by and between the Company and Kimberly Till.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement