Form 10-Q
period 2009-12-31
HARRIS INTERACTIVE INC
filed 2010-02-02
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2009
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     On January 29, 2010, 54,352,413 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2009

Part I: Financial Information

Item 1	— Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,634	$16,752
Marketable securities	504	1,010
Accounts receivable, net	24,461	23,163
Unbilled receivables	8,413	6,520
Prepaid expenses and other current assets	5,459	7,244
Deferred tax assets	852	632

Total current assets	54,323	55,321

Property, plant and equipment, net	6,346	8,015
Other intangibles, net	18,089	18,540
Deferred tax assets	289	284
Other assets	2,042	2,367

Total assets	$81,089	$84,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,551	$6,738
Accrued expenses	15,125	18,349
Current portion of long-term debt	6,925	6,925
Deferred revenue	14,572	12,531

Total current liabilities	43,173	44,543

Long-term debt	12,119	15,581
Deferred tax liabilities	2,932	3,163
Other long-term liabilities	2,400	3,117
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and June 30, 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,352,413 shares issued and outstanding at December 31, 2009 and 53,964,482 shares issued and outstanding at June 30, 2009	54	54
Additional paid-in capital	185,257	184,860
Accumulated other comprehensive income	4,591	3,347
Accumulated deficit	(169,437)	(170,138)

Total stockholders’ equity	20,465	18,123

Total liabilities and stockholders’ equity	$81,089	$84,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue from services	$44,629	$50,660	$83,564	$100,940

Operating expenses:
Cost of services	28,085	31,412	52,514	62,563
Selling, general and administrative	13,849	17,117	26,811	36,726
Depreciation and amortization	1,718	1,912	3,474	3,995
Restructuring and other charges	383	5,844	531	6,472
Goodwill impairment charge	—	40,250	—	40,250

Total operating expenses	44,035	96,535	83,330	150,006

Operating income (loss)	594	(45,875)	234	(49,066)
Interest and other income	(12)	(135)	(27)	(325)
Interest expense	499	1,374	1,036	1,830

Income (loss) from operations before income taxes	107	(47,114)	(775)	(50,571)

Provision (benefit) for income taxes	(1,227)	18,509	(1,476)	17,315

Net income (loss)	$1,334	$(65,623)	$701	$(67,886)

Basic net income (loss) per share	$0.02	$(1.23)	$0.01	$(1.27)

Diluted net income (loss) per share	$0.02	$(1.23)	$0.01	$(1.27)

Weighted-average shares outstanding — basic	53,939,876	53,391,308	53,919,859	53,365,347

Weighted-average shares outstanding — diluted	54,060,635	53,391,308	54,050,397	53,365,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$701	$(67,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	4,214	4,738
Deferred taxes	(380)	17,340
Stock-based compensation	321	1,454
Goodwill impairment charge	—	40,250
Amortization of deferred financing costs	221	69
Amortization of premium on marketable securities	1	4
(Increase) decrease in assets —
Accounts receivable	(997)	917
Unbilled receivables	(1,821)	4,482
Prepaid expenses and other current assets	1,069	1,440
Other assets	116	131
(Decrease) increase in liabilities —
Accounts payable	(255)	(2,548)
Accrued expenses	(3,368)	(3,123)
Deferred revenue	1,985	(409)
Other liabilities	(720)	852

Net cash provided by (used in) operating activities	1,087	(2,289)

Cash flows from investing activities:
Purchases of marketable securities	—	(3,727)
Proceeds from maturities and sales of marketable securities	505	1,300
Capital expenditures	(254)	(850)

Net cash provided by (used in) investing activities	251	(3,277)

Cash flows from financing activities:
Repayment of borrowings	(3,463)	(3,463)
Proceeds from employee stock purchases	81	152

Net cash used in financing activities	(3,382)	(3,311)

Effect of exchange rate changes on cash and cash equivalents	(74)	(353)

Net decrease in cash and cash equivalents	(2,118)	(9,230)
Cash and cash equivalents at beginning of period	16,752	32,874

Cash and cash equivalents at end of period	$14,634	$23,644

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
     The Company has evaluated subsequent events for recognition and disclosure in the financial statements through the date of issuance, February 2, 2010.
3. Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, has not yet been adopted into the Codification (defined below). The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. The Company will adopt this guidance on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
Amendments to Accounting for Variable Interest Entities
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into the Codification. The revised guidance will significantly affect the overall consolidation analysis and is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company will adopt the revised guidance on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.

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
Fair Value Measurement of Liabilities
     In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of Accounting Standards Codification 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance was effective for interim and annual periods beginning after August 26, 2009. The Company adopted the guidance on October 1, 2009 and adoption did not have a material effect on its consolidated financial statements.
4. Restructuring Charges
Fiscal 2009
     During the third quarter of fiscal 2009, the Company took actions to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company reduced headcount at its U.S. facilities by 92 full-time employees and announced plans to reduce headcount at its U.K. facilities by 25 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions were $2,656 and $389, respectively, all of which involved cash payments. The reductions in staff were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and May 2009 in the U.K. The related cash payments were completed in June 2009 in the U.K. and will be completed by March 2010 in the U.S.
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
     Previously, during the second quarter of fiscal 2009, the Company took actions to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed in December 2008 and the related cash payments were completed in December 2009.
     Additionally, during the second quarter of fiscal 2009, the Company substantially vacated leased space at 135 Corporate Woods. The Company incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed in December 2008. The Company expects the related cash payments to be completed by June 2010.

     At December 31, 2008, the Company reviewed the estimates of anticipated sublease rental income for its Grandville, MI and Norwalk, CT offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with its reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease to the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease rental income. This change in estimates resulted in a charge of $366 for the three months ended December 31, 2008.
     The following table summarizes activity during the six months ended December 31, 2009 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,		Changes			Balance,
	July	Costs	in	Cash	Non-Cash	December
	1, 2009	Incurred	Estimate	Payments	Settlements	31, 2009
Severance payments	$1,225	$—	$(7)	$(1,117)	$—	$101
Lease commitments	992	—	—	(286)	—	706

Remaining reserve	$2,217	$—	$(7)	$(1,403)	$—	$807

Other Charges
     Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations included the following:
•	Contractually obligated payments to former executives — In connection with their departures from the Company during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated payments, all of which are cash payments. The cash payments for Messrs. Novak and Vaden will be completed in December 2010 and February 2010, respectively, while the cash payments for Mr. Salluzzo were completed in December 2009.

•	Performance improvement consultant fees — During fiscal 2009, the Company retained a consulting firm to assist with performance improvement initiatives and incurred fees for services rendered.

•	Other — Included in “Other” for the three and six months ended December 31, 2009 are additional legal fees associated with the fiscal 2009 amendment of the Company’s credit agreement, costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom and costs associated with reorganizing the operational structure of the Company’s Asia businesses.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Contractually obligated payments to former CEO	$—	$1,619	$—	$1,619
Performance improvement consultant fees	—	1,073	—	1,701
Other	383	32	531	32

	$383	$2,724	$531	$3,352

5. Fair Value Measurements
     The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2009
Financial assets:
Cash equivalents	$—	$1,736	$—	$1,736
Available for sale marketable securities	—	504	—	504
Financial liabilities:
Interest rate swap contract	$—	$1,078	$—	$1,078

At June 30, 2009
Financial assets:
Cash equivalents	$—	$2,720	$—	$2,720
Available for sale marketable securities	—	1,010	—	1,010
Financial liabilities:
Interest rate swap contract	$—	$1,351	$—	$1,351
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
6. Derivative Financial Instruments
     As discussed in Note 8, “Borrowings”, the Company uses an interest rate swap to manage the economic effect of the variable interest obligation on its outstanding debt under its credit facilities so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. The critical terms of the interest rate swap match those of the outstanding debt, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, the Company has designated its interest rate swap as a qualifying instrument. The unrealized losses on the interest rate swap are included in accumulated other comprehensive loss and the corresponding fair value payables are included in other liabilities in the Company’s unaudited consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the outstanding debt, are recorded as interest expense.
Fair Value of Derivative Instruments in Unaudited Consolidated Balance Sheet

	December 31, 2009
	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other liabilities	$1,078

Total derivatives designated as hedging instruments		$1,078

Total derivatives		$1,078

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2009	December 31, 2009
Cash flow hedges:
Interest rate swap	$37	$255 Interest expense	$ — Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Six Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009	December 31, 2009
Cash flow hedges:
Interest rate swap	$223	$512 Interest expense	$ — Interest and other income
7. Acquired Intangible Assets Subject to Amortization
     Acquired intangible assets subject to amortization consisted of the following:

	December 31, 2009
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.0	3,404	2,328	1,076
Customer relationships	9.6	21,466	7,786	13,680
Trade names	16.2	5,324	1,991	3,333

Total		$31,962	$13,873	$18,089

	June 30, 2009
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.1	3,330	2,100	1,230
Customer relationships	9.6	20,286	6,436	13,850
Trade names	16.3	5,298	1,838	3,460

Total		$30,682	$12,142	$18,540

     The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three and six months ended December 31, 2009, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Amortization expense	$706	$742	$1,405	$1,559

Estimated amortization expense for the fiscal years ending June 30:
2010	$2,646

2011	$2,841

2012	$2,841

2013	$2,665

2014	$2,209

Thereafter	$6,292

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
     The principal terms of the Amended Credit Agreement are described below:

Amended Credit Agreement
Availability:
$5,000 Revolving Line
•	Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period

•	The Revolving Line may be used to back Letters of Credit

•	No Revolving Line increased availability at Lender discretion
Term Loan A — original principal, $12,000
Term Loan B, as consolidated with Term Loan C — original principal $22,625
No additional Term Loan availability at Company discretion

Amended Credit Agreement
Interest:
Company option:
•	Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4%
OR
•	LIBOR plus 5%
The Company elected LIBOR and the interest swap agreement, which fixed the LIBOR-based portion of the rate at 5.08%, remained unchanged. With the spread, the effective rate on the Term Loans is 10.08%.
Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears
Interest Rate Swap:
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012
Three-month LIBOR rate received on the swap matches the base rate paid on the Term Loans
Notional amount of $19,044 at December 31, 2009, equal to outstanding amount of the Term Loans
Unused Facility Fees:
Fee fixed at 1.0% of unused Revolving Line amount
Principal Payments:
Term Loan A and B Maturity — September 21, 2012
Revolving Line Maturity— July 15, 2010
Revolving Line — payable at maturity
Quarterly Term Loan Payments:
•	Term Loan A — $600 quarterly

•	Term Loan B — $1,131 quarterly
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

     At December 31, 2009, the Company was in compliance with all of the covenants under the Amended Credit Agreement.
     At December 31, 2009, the required principal repayments of Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) for the remaining six months of the fiscal year ending June 30, 2010 and the three succeeding fiscal years are as follows:

	Term Loan A	Term Loan B	Total
2010	$1,200	$2,263	$3,463
2011	2,400	4,525	6,925
2012	2,400	4,525	6,925
2013	600	1,131	1,731

	$6,600	$12,444	$19,044

     At December 31, 2008, the Company had $25,969 in outstanding debt. At December 31, 2009 and 2008, the Company did not have any amounts outstanding under its revolving line of credit.
9. Stock-Based Compensation
     The following table illustrates the stock-based compensation expense for stock options and restricted stock issued under the Company’s Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of operations for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of services	$4	$30	$8	$65
Selling, general and administrative	158	631	313	1,389

	$162	$661	$321	$1,454

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.
     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the six months ended December 31, 2009:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	3,857,209	$3.09
Granted	922,812	0.91
Forfeited	(890,566)	3.09
Exercised	—	—

Options outstanding at December 31	3,889,455	2.58

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2009:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	110,718	$2.86
Granted	119,000	1.09
Forfeited	(22,931)	4.61
Vested	(72,134)	1.60

Restricted shares outstanding at December 31	134,653	1.67

     At December 31, 2009, there was $1,267 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.9 years.
10. Income Taxes
     For the three and six months ended December 31, 2009, the Company recorded income tax benefits of $1,227 and 1,476, respectively. The tax benefits for both periods were primarily the result of a tax law change that was enacted during the second quarter of fiscal 2010, which resulted in an additional tax benefit of $1,103, and operating losses in certain of our foreign jurisdictions.
     For the three and six months ended December 31, 2008, the Company recorded income tax provisions of $18,509 and $17,315, respectively. The tax provisions for both periods were principally impacted by the valuation allowance of $18,861 recorded against the Company’s U.S. deferred tax assets. During the second quarter of fiscal 2009, management’s judgment regarding the Company’s U.S. deferred tax assets changed based upon its assessment of both positive and negative evidence. The adverse macroeconomic conditions at the time and the Company’s U.S. losses in the most recent three-year period presented significant negative evidence such that a valuation allowance against its net U.S. deferred tax assets was required.
     At December 31, 2009, the Company had $22,446 in U.S. and Asia deferred tax assets for which, based upon management’s assessment of the realizability of those deferred tax assets, a full valuation continues to be recorded at December 31, 2009.
11. Comprehensive Income (Loss)
     The following table sets forth the components of the Company’s total comprehensive income (loss) for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss), as reported	$1,334	$(65,623)	$701	$(67,886)
Foreign currency translation adjustments	138	(5,077)	1,278	(9,108)
Change in fair value of interest rate swap	96	13	(27)	32
Unrealized gain (loss) on marketable securities	(4)	34	(7)	24

Total comprehensive income (loss)	$1,564	$(70,653)	$1,945	$(76,938)

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

     The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$1,334	$(65,623)	$701	$(67,886)

Denominator:
Weighted average number of common shares used in the calculation of basic net income (loss) per share	53,939,876	53,391,308	53,919,859	53,365,347
Dilutive effect of outstanding stock options and restricted stock	120,759	—	130,538	—

Shares used in the calculation of diluted net income (loss) per share	54,060,635	53,391,308	54,050,397	53,365,347

Net income (loss) per share:
Basic	$0.02	$(1.23)	$0.01	$(1.27)

Diluted	$0.02	$(1.23)	$0.01	$(1.27)

     Unexercised stock options to purchase 3,293,350 and 6,125,108 shares of the Company’s common stock for the three and six months ended December 31, 2009 and 2008, respectively, at weighted-average prices per share of $3.17 and $4.69, respectively, were not included in the computations of diluted net income (loss) per share because their impact was anti-dilutive during the respective periods.
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

     Geographic information for the periods presented herein is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue from services
United States	$26,798	$31,861	$49,630	$62,329
United Kingdom	6,641	8,209	13,356	17,610
Canada	5,142	5,184	9,669	10,804
Other European countries	4,925	3,621	8,883	7,350
Asia	1,123	1,785	2,026	2,847

Total revenue from services	$44,629	$50,660	$83,564	$100,940

Operating income (loss)
United States	$1,750	$(34,890)	$2,536	$(37,278)
United Kingdom	46	(2,880)	(305)	(2,582)
Canada	(727)	(2,598)	(1,517)	(3,609)
Other European countries	117	(5,069)	484	(5,061)
Asia	(592)	(438)	(964)	(536)

Total operating income (loss)	$594	$(45,875)	$234	$(49,066)

	At
	December	At June
	31,	30,
	2009	2009
Long-lived assets
United States	$3,727	$4,879
Canada	1,512	1,693
United Kingdom	777	1,039
Other European countries	262	301
Asia	68	103

Total long-lived assets	$6,346	$8,015

Deferred tax assets
United States	$—	$—
Canada	(1,733)	(2,018)
United Kingdom	362	283
Other European countries	(417)	(512)
Asia	(3)	—

Total deferred tax assets	$(1,791)	$(2,247)

14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the six months ended December 31, 2009 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
15. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing any pending and threatened actions and proceedings with counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to Harris Interactive on the date hereof, and Harris Interactive assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents Harris Interactive files from time to time with the SEC, such as our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on August 31, 2009. Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, our ability to develop and maintain products and services attractive to the market, and uncertainties surrounding compliance with certain Nasdaq listing requirements.
Note: Amounts shown below are in thousands of U.S. Dollars, unless otherwise noted. Also, references herein to “we”, “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise.
Overview
     Harris Interactive Inc. is a leading global custom market research firm that uses web-based, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.
     During the first six months of fiscal 2010, we have seen several indications that we are continuing to make progress in improving our financial performance, especially during the three months ended December 31, 2009, specifically:
•	consolidated revenue for the quarter was down 12% compared with the same prior year period, but increased by 15% compared with the first quarter of this fiscal year, consistent with our historical revenue trends prior to the global recession;

•	consolidated bookings for the second quarter grew by 10% compared with the same period in the prior fiscal year, showing comparative growth for the first time in five quarters;

•	bookings for our U.S. business were up 3% in the second quarter compared with the same prior year period, showing comparative growth for the first time in nine quarters;

•	operating and net income were positive for the first time in seven quarters; and

•	we had $15,137 of cash, cash equivalents and marketable securities at December 31, 2009.
Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2010 include:
•	Revenue recognition,

•	Impairment of other intangible assets,

•	Income taxes,

•	Stock-based compensation,

•	HIpoints loyalty program, and

•	Contingencies and other accruals.
     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
     During the six months ended December 31, 2009, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Results of Operations
     Three Months Ended December 31, 2009 Versus Three Months Ended December 31, 2008
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2009 and 2008, respectively:

	2009	%	2008	%
Revenue from services	$44,629	100.0%	$50,660	100.0%

Operating expenses:
Cost of services	28,085	62.9	31,412	62.0
Selling, general and administrative	13,849	31.0	17,117	33.8
Depreciation and amortization	1,718	3.8	1,912	3.8
Restructuring and other charges	383	0.9	5,844	11.5
Goodwill impairment charge	—	—	40,250	79.5

Operating income (loss)	594	1.3	(45,875)	(90.6)
Interest and other income	(12)	(0.0)	(135)	(0.3)
Interest expense	499	1.1	1,374	2.7

Income (loss) from operations before taxes	107	0.2	(47,114)	(93.0)

Provision (benefit) for income taxes	(1,227)	(2.7)	18,509	36.5

Net income (loss)	$1,334	3.0	$(65,623)	(129.5)

     Revenue from services. Revenue from services decreased by $6,032, or 11.9%, to $44,629 for the three months ended December 31, 2009 compared with the same prior year. While revenue from services is down on a consolidated basis and in most of our geographic regions compared with the same prior year period principally as a result of the timing of the global recession, the rate of decline has slowed significantly compared with prior quarters, driven in part by the improvement we have seen in bookings for the three months ended December 31, 2009 compared with the same prior year period, as discussed below under “Significant Factors Affecting our Performance — Key Operating Metrics.”
     North American revenue decreased by $5,106 to $31,940 for the three months ended December 31, 2009 compared with the same prior year period, a decrease of 13.8%. By country, North American revenue for the three months ended December 31, 2009 was comprised of:
•	Revenue from U.S. operations of $26,798, down 15.9% compared with $31,861 for the same prior year period.

•	Revenue from Canadian operations of $5,142, down 0.8% compared with $5,184 for the same prior year period. On a local currency basis, Canadian revenue for the three months ended December 31, 2009 decreased by 11.3% compared with the same prior year period.
     European revenue decreased by $264 to $11,566 for the three months ended December 31, 2009 compared with the same prior year period, a decrease of 2.2%. By country, European revenue for the three months ended December 31, 2009 was comprised of:
•	Revenue from U.K. operations of $6,641, down 19.1% compared with $8,209 for the same prior year period. On a local currency basis, U.K. revenue for the three months ended December 31, 2009 decreased by 20.6% compared with the same prior year period.

•	Revenue from French operations of $3,216, up 39.0% compared with $2,314 for the same prior year period. On a local currency basis, French revenue for the three months ended December 31, 2009 increased by 22.0% compared with the same prior year period.

•	Revenue from German operations of $1,709, up 30.7% compared with $1,307 for the same prior year period. On a local currency basis, German revenue for the three months ended December 31, 2009 increased by 14.5% compared with the same prior year period.
     Asian revenue decreased by $662 to $1,123 for the three months ended December 31, 2009, a decrease of 37.1% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the three months ended December 31, 2009 was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $28,085 or 62.9% of total revenue for the three months ended December 31, 2009, compared with $31,412 or 62.0% of total revenue for the same prior year period. Cost of services for the three months ended December 31, 2009 was impacted by the declines in revenue discussed above, as well as the differing types of custom research projects performed when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the three months ended December 31, 2009 was $13,849 or 31.0% of total revenue, compared with $17,117 or 33.8% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:
•	a $1,975 decrease in payroll-related expense, driven by headcount reductions taken during fiscal 2009,

•	a $500 decrease in stock-based compensation expense, driven by the forfeiture of stock options and restricted stock upon the departure of several senior executives during fiscal 2009,

•	a $552 decrease in office rent, driven by space reductions taken during fiscal 2009, and

•	a $306 decrease in travel expense, driven by our continued focus on controlling these costs.
     Depreciation and amortization. Depreciation and amortization was $1,718 or 3.8% of total revenue for the three months ended December 31, 2009, compared with $1,912 or 3.8% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended December 31, 2009 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2009 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $383 or less than 1% of total revenue for the three months ended December 31, 2009, compared with $5,844 or 11.5% of total revenue for the same prior year period. Other charges for the three months ended December 31, 2009 consisted primarily of costs associated with reorganizing the operational structure of our businesses in Asia. There were no restructuring activities during the three months ended December 31, 2009. For the three months ended December 31, 2008, we incurred restructuring charges of $3,120 related to headcount reductions and consolidations of leased office space at our U.S. facilities and $2,724 of other charges related to contractually obligated payments to our former CEO and CFO and fees incurred for services provided by a consulting firm engaged to assist us with performance improvement and other activities.
     Interest and other income. Interest and other income was $12 or less than 1% of total revenue for the three months ended December 31, 2009, compared with $135 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of lower interest rates and a lower average cash balance during the three months ended December 31, 2009 when compared with the same prior year period.
     Interest expense. Interest expense was $499 or 1.1% of total revenue for the three months ended December 31, 2009, compared with $1,374 or 2.7% of total revenue for the same prior year period. Interest expense for the three months ended December 31, 2008 included a $961 charge to reflect the ineffectiveness of our interest rate swap as a cash flow hedge as a result of the violation of certain financial covenants under our credit agreement. There was no such charge during the three months ended December 31, 2009. Interest expense for the three months ended December 31, 2009 also reflects the impact of the decline in outstanding debt as we continue to make required principal payments.
     Income taxes. We recorded an income tax benefit of $1,227 for the three months ended December 31, 2009, compared with an income tax provision of $18,509 for the same prior year period. The tax benefit for the three months ended December 31, 2009 was principally impacted by the tax benefits related to operating losses in certain of our foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103. Based upon management’s assessment of the realizability of the Company’s U.S. deferred tax assets, a full valuation allowance continues to be recorded at December 31, 2009.
     Six Months Ended December 31, 2009 Versus Six Months Ended December 31, 2008
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2009 and 2008, respectively:

	2009	%	2008	%
Revenue from services	$83,564	100.0%	$100,940	100.0%

Operating expenses:
Cost of services	52,514	62.8	62,563	62.0
Selling, general and administrative	26,811	32.1	36,726	36.4
Depreciation and amortization	3,474	4.2	3,995	4.0
Restructuring and other charges	531	0.6	6,472	6.4
Goodwill impairment charge	—	—	40,250	39.9

Operating income (loss)	234	0.3	(49,066)	(48.6)
Interest and other income	(27)	(0.0)	(325)	(0.3)
Interest expense	1,036	1.2	1,830	1.8

Loss from operations before taxes	(775)	(0.9)	(50,571)	(50.1)

Provision (benefit) for income taxes	(1,476)	(1.8)	17,315	17.2

Net income (loss)	$701	0.8	$(67,886)	(67.3)

     Revenue from services. Revenue from services decreased by $17,376, or 17.2%, to $83,564 for the six months ended December 31, 2009 compared with the same prior year. While revenue from services is down on a consolidated basis and in most of our geographic regions compared with the same prior year period principally as a result of the timing of the global recession, the rate of decline has slowed, driven in part by the improvement we have seen in bookings for the three months ended December 31, 2009 compared with the same prior year period, as discussed below under “Significant Factors Affecting our Performance — Key Operating Metrics.”
     North American revenue decreased by $13,834 to $59,299 for the six months ended December 31, 2009 compared with the same prior year period, a decrease of 18.9%. By country, North American revenue for the six months ended December 31, 2009 was comprised of:
     Revenue from U.S. operations of $49,630, down 20.4% compared with $62,329 for the same prior year period.

•	Revenue from Canadian operations of $9,669, down 10.5% compared with $10,804 for the same prior year period. On a local currency basis, Canadian revenue for the six months ended December 31, 2009 decreased by 13.4% compared with the same prior year period.
     European revenue decreased by $2,720 to $22,239 for the six months ended December 31, 2009 compared with the same prior year period, a decrease of 10.9%. By country, European revenue for the six months ended December 31, 2009 was comprised of:
•	Revenue from U.K. operations of $13,356, down 24.2% compared with $17,610 for the same prior year period. On a local currency basis, U.K. revenue for the six months ended December 31, 2009 decreased by 19.0% compared with the same prior year period.

•	Revenue from French operations of $5,806, up 35.0% compared with $4,301 for the same prior year period. On a local currency basis, French revenue for the six months ended December 31, 2009 increased by 27.7% compared with the same prior year period.

•	Revenue from German operations of $3,077, up 0.9% compared with $3,049 for the same prior year period. On a local currency basis, German revenue for the six months ended December 31, 2009 decreased by 3.6% compared with the same prior year period.
     Asian revenue decreased by $821 to $2,026 for the six months ended December 31, 2009, a decrease of 28.8% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the six months ended December 31, 2009 was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $52,514 or 62.8% of total revenue for the six months ended December 31, 2009, compared with $62,563 or 62.0% of total revenue for the same prior year period. Cost of services for the six months ended December 31, 2009 was impacted by the declines in revenue discussed above, as well as the differing types of custom research projects performed when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the six months ended December 31, 2009 was $26,811 or 32.1% of total revenue, compared with $36,726 or 36.4% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:
•	a $5,563 decrease in payroll-related expense, driven by headcount reductions taken during fiscal 2009,

•	a $1,134 decrease in stock-based compensation expense, driven by the forfeiture of stock options and restricted stock upon the departure of several senior executives during fiscal 2009,

•	a $1,131 decrease in office rent, driven by space reductions taken during fiscal 2009, and

•	a $775 decrease in travel expense, driven by our continued focus on controlling these costs.
     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $3,474 or 4.2% of total revenue for the six months ended December 31, 2009, compared with $3,995 or 4.0% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the six months ended December 31, 2009 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2009 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $531 or less than 1% of total revenue for the six months ended December 31, 2009, compared with $6,472 or 6.4% of total revenue for the same prior year period. Other charges for the six months ended December 31, 2009 included additional legal fees associated with the amendment of our credit agreement during fiscal 2009, costs incurred to close our telephone-based data collection center in Brentford, United Kingdom and costs associated with reorganizing the operational structure of our businesses in Asia. There were no restructuring activities during the six months ended December 31, 2009. For the six months ended December 31, 2008, we incurred restructuring charges of $3,120 related to headcount reductions and consolidations of leased office space at our U.S. facilities and $3,352 of other charges related to contractually obligated payments to our former CEO and CFO and fees incurred for services provided by a consulting firm engaged to assist us with performance improvement and other activities.
     Interest and other income. Interest and other income was $27 or less than 1% of total revenue for the six months ended December 31, 2009, compared with $325 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of lower interest rates and a lower average cash balance during the six months ended December 31, 2009 when compared with the same prior year period.
     Interest expense. Interest expense was $1,036 or 1.2% of total revenue for the six months ended December 31, 2009, compared with $1,830 or 1.8% of total revenue for the same prior year period. Interest expense for the six months ended December 31, 2008 included a $961 charge to reflect the ineffectiveness of our interest rate swap as a cash flow hedge as a result of the violation of certain financial covenants under our credit agreement. There was no such charge during the six months ended December 31, 2009. Interest expense for the six months ended December 31, 2009 also reflects the impact of the decline in outstanding debt as we continue to make required principal payments.
     Income taxes. We recorded an income tax benefit of $1,476 for the six months ended December 31, 2009, compared with an income tax provision of $17,315 for the same prior year period. The tax benefit for the six months ended December 31, 2009 was principally impacted by the tax benefits related to operating losses in certain of our foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103. Based upon management’s assessment of the realizability of the Company’s U.S. deferred tax assets, a full valuation allowance continues to be recorded at December 31, 2009.
Significant Factors Affecting our Performance
     Key Operating Metrics
     We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.
     Key operating metrics for the three months ended December 31, 2009 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q2	Q3	Q4	Q1	Q2
	FY2009	FY2009	FY2009	FY2010	FY2010
Cash & marketable securities	$26.1	$16.9	$17.8	$14.4	$15.1
Bookings	$48.6	$37.9	$36.3	$32.7	$53.2
Secured revenue	$58.0	$56.0	$48.8	$42.5	$51.1
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
     Bookings for the three months ended December 31, 2009 were $53.2 million, an increase of 9.5% compared with $48.6 million for the same prior year period. Bookings for the current quarter increased across North America and Europe primarily as a result of increased bookings in our U.S. healthcare sector, improvement of our sales coordination efforts and sales to new clients across several industry sectors.

     Monitoring bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we also are mindful that bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New bookings involve estimates and judgments regarding new contracts and renewals, as well as extensions and additions to existing contracts. Subsequent cancellations, suspensions and other matters may affect the amount of bookings previously reported.
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
     Secured revenue for the three months ended December 31, 2009 was $51.1 million, compared with $58.0 million for the same prior year period. While secured revenue for the current quarter is down on a consolidated basis and in most of our geographic regions compared with the same prior year period as a result of the timing of the global recession, the rate of decline has slowed, driven in part by the improvement we have seen in bookings for the three months ended December 31, 2009 compared with the same prior year period, as discussed above.
Financial Condition, Liquidity and Capital Resources
     Liquidity and Capital Resources
     At December 31, 2009, we had cash, cash equivalents, and marketable securities of $15,137, compared with $17,762 at June 30, 2009. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from our operations and funds to the extent available through our credit facilities discussed below. Until we achieve certain leverage ratios specified in our credit agreement, we must have minimum cash balances ranging between 1.2 and 1.5 times the amount of borrowings we make under the revolving line that is part of our credit facilities. In addition, the revolving line expires on July 15, 2010 unless extended by our lenders. While we believe that our available sources of cash, even without access to our revolving line, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,731 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We would be able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. Our capital expenditures during the six months ended December 31, 2009 were $254, and are not expected to exceed $4,500 for fiscal 2010.

     The following table sets forth net cash used in operating activities, net cash provided by (used in) investing activities and net cash used in financing activities, for the six months ended December 31:

	2009	2008
Net cash provided by (used in) operating activities	$1,087	$(2,289)
Net cash provided by (used in) investing activities	251	(3,277)
Net cash used in financing activities	(3,382)	(3,311)
     Net cash provided by (used in) operating activities. Net cash provided by operating activities was $1,087 for the six months ended December 31, 2009, compared with $(2,289) used in operating activities for the same prior year period. The change from the same prior year period was principally the result of generating net income for the six months ended December 31, 2009 compared with a net loss for the same prior year period, along with timing differences in cash payments and receipts when compared with the same prior year period.
     Net cash provided by (used in) investing activities. Net cash provided by investing activities was $251 for the six months ended December 31, 2009, compared with $(3,277) used in investing activities for the same prior year period. The change from the same prior year period was principally the result of an increase in the net proceeds from the maturities and sales of marketable securities from $(2,427) for the six months ended December 31, 2008 to $505 for the six months ended December 31, 2009.
     Net cash used in financing activities. Net cash used in financing activities was $(3,382) for the six months ended December 31, 2009, substantially consistent with $(3,311) for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan.
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
     The principal terms of the Amended Credit Agreement are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
     At December 31, 2009, we were in compliance with all of the covenants under the Amended Credit Agreement. For the three months ended December 31, 2009, our financial covenants were:

Covenant	Required	Actual
Minimum Consolidated Interest Coverage Ratio	2.20:1.00	3.58:1.00
Maximum Consolidated Leverage Ratio	4.05:1.00	2.33:1.00
Minimum Consolidated Revenue	$40,100	$44,629
     At December 31, 2009, we had $19,044 outstanding under the Amended Credit Agreement compared with $25,969 for the same prior year period. At December 31, 2009 and 2008, we did not have any amounts outstanding under our revolving line of credit.

Interest Rate Swap
     Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loans since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A and B so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $19,044 at December 31, 2009, which was the same as the outstanding amount of the term loans. The terms of the interest rate swap were unaffected by the amendments made to the 2007 Credit Agreement in the Amended Credit Agreement.
     At December 31, 2009, we recorded a liability of $1,078 in the “Other liabilities” line item of our unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. Changes in the fair value of the interest rate swap are recorded through other comprehensive income.
Off-Balance Sheet Arrangements and Contractual Obligations
     At December 31, 2009, we did not have any transaction, agreement or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended December 31, 2009 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at December 31, 2009 and for the six months then ended, as well as the expected impact on our consolidated financial statements for future periods.

Item 3	— Quantitative and Qualitative Disclosures about Market Risk
     We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.
     If we increase our debt or expand globally, the risk of interest rate and foreign currency exchange rate fluctuation may increase. On an ongoing basis, we will continue to assess the need to utilize interest rate swaps and financial instruments to mitigate such risk.
     In light of recent economic conditions, we reviewed the cash equivalents and marketable securities held by us. We do not believe that our holdings have a material liquidity risk under current market conditions.
Interest Rate Exposure
     At December 31, 2009, we had outstanding debt under the Amended Credit Agreement of $19,044. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is fixed at 5%.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at December 31, 2009 would have increased the fair value of the interest rate swap by $229 and each 1% decrease from prevailing interest rates at December 31, 2009 would have decreased the fair value of the interest rate swap by $258.
Foreign Currency Exposure
     As a result of operating in foreign markets, our financial results could be affected by significant changes in foreign currency exchange rates. We have international sales and operations in North America, Europe, and Asia. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the applicable exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currencies of their home countries, and the second being the extent to which we have instruments denominated in foreign currencies.
     Foreign exchange translation gains and losses are included in our results of operations as a result of consolidating the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits of our international operations increase as a percentage of our consolidated operations, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
     We performed a sensitivity analysis at December 31, 2009. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4	— Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q) have been designed and are functioning effectively. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: Other Information

Item 1	— Legal Proceedings
     In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel any pending and threatened actions and proceedings, management does not expect the outcome of such actions or proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A	— Risk Factors
     There are no material changes from the risk factors related to our business as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3	— Defaults Upon Senior Securities
     None.

Item 4	— Submission of Matters to a Vote of Security Holders
     The 2009 annual meeting of stockholders was held on October 27, 2009. The following matters were voted upon and received the votes set forth below:
     The individuals named below were re-elected to three-year terms as directors.

	Votes Cast
		Withheld
Director	For	Authority
Mr. David Brodsky	34,811,243	11,670,561
Ms. Kimberly Till	42,963,785	3,518,019
George Bell opted not to stand for re-election to the Board of Directors. Directors continuing in office and not up for election were Steven L. Fingerhood, Stephen D. Harlan, James Riedman, Howard L. Shecter, and Antoine G. Treuille.
     A proposal to ratify PricewaterhouseCoopers as the Company’s independent auditors was approved. The voting results for this proposal were as follows:

For	46,176,590	Against	257,535	Abstain	47,679

A proposal to approve an amendment to the Company’s Employee Stock Purchase Plan was approved. The voting results for this proposal were as follows:

For	27,314,435	Against	786,852	Abstain	2,082,698

Item 5	— Other Information
     None.

Item 6	— Exhibits

10.1*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski.

10.2*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni.

10.3*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 14, 2009 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 2, 2010	Harris Interactive Inc.
	By:	/s/ Eric W. Narowski
Eric W. Narowski
Interim Chief Financial Officer, Senior Vice President, Principal Accounting Officer and Global Controller (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

10.1*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski.

10.2*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni.

10.3*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 14, 2009 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement