Form 10-Q
period 2010-03-31
HARRIS INTERACTIVE INC
filed 2010-05-05
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2010
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
Yes ☐ No ☑
     On April 30, 2010, 54,351,914 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010
INDEX

Page
Part I: Financial Information

Item 1: Financial Statements (Unaudited):
Consolidated Balance Sheets at March 31, 2010 and June 30, 2009	3
Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009	4
Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2010 and 2009	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3: Quantitative and Qualitative Disclosures About Market Risk	25
Item 4: Controls and Procedures	26

Part II: Other Information

Item 1: Legal Proceedings	27
Item 1A: Risk Factors	27
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3: Defaults Upon Senior Securities	27
Item 4: Submission of Matters to a Vote of Security Holders	27
Item 5: Other Information	27
Item 6: Exhibits	27

Signature	29
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,697	$16,752
Marketable securities	501	1,010
Accounts receivable, net	23,274	23,163
Unbilled receivables	6,668	6,520
Prepaid expenses and other current assets	6,146	7,244
Deferred tax assets	785	632

Total current assets	50,071	55,321

Property, plant and equipment, net	5,570	8,015
Other intangibles, net	17,587	18,540
Deferred tax assets	279	284
Other assets	1,896	2,367

Total assets	$75,403	$84,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,111	$6,738
Accrued expenses	16,325	18,349
Current portion of long-term debt	6,925	6,925
Deferred revenue	11,346	12,531

Total current liabilities	41,707	44,543

Long-term debt	10,388	15,581
Deferred tax liabilities	2,864	3,163
Other long-term liabilities	2,225	3,117
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2010 and June 30, 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,351,914 shares issued and outstanding at March 31, 2010 and 53,964,482 shares issued and outstanding at June 30, 2009	54	54
Additional paid-in capital	185,492	184,860
Accumulated other comprehensive income	3,670	3,347
Accumulated deficit	(170,997)	(170,138)

Total stockholders’ equity	18,219	18,123

Total liabilities and stockholders’ equity	$75,403	$84,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue from services	$41,203	$39,917	$124,767	$140,857

Operating expenses:
Cost of services	26,569	24,912	79,083	87,474
Selling, general and administrative	13,829	15,159	40,641	51,884
Depreciation and amortization	1,656	1,832	5,130	5,827
Restructuring and other charges	92	5,341	623	11,813
Goodwill impairment charge	—	—	—	40,250

Total operating expenses	42,146	47,244	125,477	197,248

Operating loss	(943)	(7,327)	(710)	(56,391)
Interest and other income	(30)	(54)	(57)	(379)
Interest expense	524	647	1,560	2,477

Loss from operations before income taxes	(1,437)	(7,920)	(2,213)	(58,489)
Provision (benefit) for income taxes	121	(1,209)	(1,354)	16,105

Net loss	$(1,558)	$(6,711)	$(859)	$(74,594)

Basic net loss per share	$(0.03)	$(0.12)	$(0.02)	$(1.39)

Diluted net loss per share	$(0.03)	$(0.12)	$(0.02)	$(1.39)

Weighted-average shares outstanding — basic	54,247,286	53,716,854	54,027,408	53,480,815

Weighted-average shares outstanding — diluted	54,247,286	53,716,854	54,027,408	53,480,815

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(859)	$(74,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	6,225	6,944
Deferred taxes	(359)	17,087
Stock-based compensation	523	1,752
Goodwill impairment charge	—	40,250
Amortization of deferred financing costs and premium on marketable securities	333	106
(Increase) decrease in assets —
Accounts receivable	(175)	2,883
Unbilled receivables	(336)	4,687
Prepaid expenses and other current assets	(48)	(596)
Other assets	123	(173)
(Decrease) increase in liabilities —
Accounts payable	426	(3,869)
Accrued expenses	(1,754)	(3,508)
Deferred revenue	(1,236)	199
Other long-term liabilities	(896)	1,276

Net cash provided by (used in) operating activities	1,967	(7,556)

Cash flows from investing activities:
Purchases of marketable securities	—	(3,703)
Proceeds from maturities and sales of marketable securities	500	2,284
Capital expenditures	(480)	(1,161)

Net cash provided by (used in) investing activities	20	(2,580)

Cash flows from financing activities:
Repayment of borrowings	(5,194)	(5,194)
Proceeds from employee stock purchases	116	152

Net cash used in financing activities	(5,078)	(5,042)

Effect of exchange rate changes on cash and cash equivalents	(964)	(2,192)

Net decrease in cash and cash equivalents	(4,055)	(17,370)
Cash and cash equivalents at beginning of period	16,752	32,874

Cash and cash equivalents at end of period	$12,697	$15,504

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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements of the Company.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by the Company with the Securities and Exchange Commission (“SEC”) on August 31, 2009.
3. Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, is now part of Accounting Standards Codification 860. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. The Company will adopt this guidance on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
Amendments to Accounting for Variable Interest Entities
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), is now part of Accounting Standards Codification 810. The revised guidance will significantly affect the overall consolidation analysis and is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company will adopt the revised guidance on July 1, 2010, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
Accounting Standards Codification
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s consolidated financial statements.
Fair Value Measurement of Liabilities
     In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of Accounting Standards Codification 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset; the quoted prices for similar liabilities or similar liabilities when traded as assets; and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance was effective for interim and annual periods beginning after August 26, 2009. The Company adopted the guidance on October 1, 2009 and adoption did not have a material effect on its consolidated financial statements.
4. Restructuring Charges
Fiscal 2009
     During the third quarter of fiscal 2009, the Company took actions to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company reduced headcount at its U.S. facilities by 92 full-time employees and announced plans to reduce headcount at its U.K. facilities by 25 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions were $2,656 and $389, respectively, all of which involved cash payments. The reductions in staff were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and May 2009 in the U.K. The related cash payments were completed in June 2009 in the U.K. and in March 2010 in the U.S.
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

     The following table summarizes activity during the nine months ended March 31, 2010 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,		Changes			Balance,
	July 1,	Costs	in	Cash	Non-Cash	March
	2009	Incurred	Estimate	Payments	Settlements	31,2010
Severance payments	$1,225	$—	$(7)	$(1,218)	$—	$—
Lease commitments	992	—	—	(419)	—	573

Remaining reserve	$2,217	$—	$(7)	$(1,637)	$—	$573

Other Charges
     Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations included the following:
•	Contractually obligated payments to former executives — In connection with their departures from the Company during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated cash payments. The cash payments for Messrs. Salluzzo and Vaden were completed in December 2009 and February 2010, respectively. Cash payments for Mr. Novak will be completed in December 2010.

•	Performance improvement consultant fees — During fiscal 2009, the Company retained a consulting firm to assist with performance improvement initiatives and incurred fees for services rendered.

•	Bank negotiation legal fees — The Company incurred legal fees in connection with the bank negotiations related to the amendment to its credit facilities, as more fully described in Note 8, “Borrowings.”

•	Other — Included in “Other” for both the three and nine months ended March 31, 2010 are costs associated with reorganizing the operational structure of the Company’s Asia businesses. Included in the nine months ended March 31, 2010 are costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom and additional legal fees associated with the fiscal 2009 amendment of the Company’s credit agreement. For the three and nine months ended March 31, 2009, “Other” included the bad debt expense for a note receivable for which collectability was doubtful and recruitment fees for senior executives.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Contractually obligated payments to former executives	$—	$378	$—	$1,997
Performance improvement consultant fees	—	1,102	—	2,803
Bank negotiation legal fees	—	321	105	321
Other	92	574	518	606

	$92	$2,375	$623	$5,727

5. Fair Value Measurements
     The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs

(other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.
•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2010
Financial assets:
Cash equivalents	$—	$1,735	$—	$1,735
Available for sale marketable securities	—	501	—	501
Financial liabilities:
Interest rate swap contract	$—	$977	$—	$977

At June 30, 2009
Financial assets:
Cash equivalents	$—	$2,720	$—	$2,720
Available for sale marketable securities	—	1,010	—	1,010
Financial liabilities:
Interest rate swap contract	$—	$1,351	$—	$1,351
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
Fair Value of Derivative Instruments in Unaudited Consolidated Balance Sheet

	March 31, 2010
	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as cash flow hedges	Other liabilities	$977

Total derivatives designated as hedging instruments		$977

Total derivatives		$977

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of		Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified		Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into		(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)		Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2010		March 31, 2010
Cash flow hedges:
Interest rate swap	$72	$173	Interest expense	$—	Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of		Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified		Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into		(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)		Excluded from Effectiveness Testing)
	Nine Months Ended	Nine Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2010		March 31, 2010
Cash flow hedges:
Interest rate swap	$295	$686	Interest expense	$—	Interest and other income
7. Acquired Intangible Assets Subject to Amortization
     At March 31, 2010 and June 30, 2009, acquired intangible assets subject to amortization consisted of the following:

	March 31, 2010
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.0	3,251	2,299	952
Customer relationships	9.6	21,738	8,372	13,366
Trade names	16.2	5,315	2,046	3,269

Total		$32,072	$14,485	$17,587

	June 30, 2009
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3.4	$1,768	$1,768	$—
Internet respondent database	7.1	3,330	2,100	1,230
Customer relationships	9.6	20,286	6,436	13,850
Trade names	16.3	5,298	1,838	3,460

Total		$30,682	$12,142	$18,540

     The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three and nine months ended March 31, 2010, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Amortization expense	$701	$727	$2,106	$2,287

Estimated amortization expense for the fiscal years ending June 30:

2010	$703

2011	$2,812

2012	$2,812

2013	$2,648

2014	$2,225

Thereafter	$6,387

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
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012
Three-month LIBOR rate received on the swap matches the base rate paid on the Term Loans
Notional amount of $17,313 at March 31, 2010, equal to outstanding amount of the Term Loans
Unused Facility Fees:
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

     At March 31, 2010, the Company was in compliance with all of the covenants under the Amended Credit Agreement.
     At March 31, 2010, the required principal repayments of Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) for the remaining three months of the fiscal year ending June 30, 2010 and the three succeeding fiscal years are as follows:

	Term Loan A	Term Loan B	Total
2010	$600	$1,131	$1,731
2011	2,400	4,525	6,925
2012	2,400	4,525	6,925
2013	600	1,132	1,732

	$6,000	$11,313	$17,313

     At March 31, 2009, the Company had $24,238 in outstanding debt. At March 31, 2010 and 2009, the Company did not have any amounts outstanding under its revolving line of credit.
9. Stock-Based Compensation
     The following table illustrates the stock-based compensation expense for stock options and restricted stock issued under the Company’s Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans, and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of operations for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of services	$5	$13	$12	$79
Selling, general and administrative	198	285	511	1,673

	$203	$298	$523	$1,752

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.
     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the nine months ended March 31, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	3,857,209	$3.09
Granted	1,033,812	0.94
Forfeited	(1,090,057)	2.72
Exercised	—	—

Options outstanding at March 31	3,800,964	2.62

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the nine months ended March 31, 2010:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	110,718	$2.86
Granted	119,000	1.09
Forfeited	(23,431)	4.60
Vested	(101,885)	1.45

Restricted shares outstanding at March 31	104,402	1.83

     At March 31, 2010, there was $1,118 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans, and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.9 years.
10. Income Taxes
     For the three months ended March 31, 2010, the Company recorded an income tax provision of $121, compared with an income tax benefit of $1,209 for the same prior year period. The tax provision for the three months ended March 31, 2010 was comprised of tax expense related primarily to income in certain of the Company’s foreign jurisdictions. The tax benefit for the three months ended March 31, 2009 was principally impacted by the tax benefits related to operating losses in a number of the Company’s foreign jurisdictions. The Company did not record any tax benefit for its U.S. operating loss during the three months ended March 31, 2010 or 2009 based on its assessment of the realizability of the related deferred tax asset. A full valuation allowance continues to be recorded at March 31, 2010 against the Company’s U.S. deferred tax assets.
     For the nine months ended March 31, 2010, the Company recorded an income tax benefit of $1,354, compared with an income tax provision of $16,105 for the same prior year period. The tax benefit for the nine months ended March 31, 2010 was principally impacted by the tax benefits related to operating losses in certain of the Company’s foreign jurisdictions and a tax law change that resulted in an additional tax benefit of $1,103. The tax provision for the nine months ended March 31, 2009 was principally impacted by the valuation allowance of $18,861 recorded against the Company’s U.S. deferred tax assets. During the second quarter of fiscal 2009, management’s judgment regarding the Company’s U.S. deferred tax assets changed based upon its assessment of both positive and negative evidence. The adverse macroeconomic conditions at the time and the Company’s U.S. losses in the most recent three-year period presented significant negative evidence such that a valuation allowance against its net U.S. deferred tax assets was required.
11. Comprehensive Loss
     The following table sets forth the components of the Company’s total comprehensive loss for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net loss, as reported	$(1,558)	$(6,711)	$(859)	$(74,594)
Foreign currency translation adjustments	(916)	(1,077)	362	(10,185)
Change in fair value of interest rate swap, net of tax	—	134	(27)	166
Unrealized gain (loss) on marketable securities	(3)	(9)	(12)	15

Total comprehensive loss	$(2,477)	$(7,663)	$(536)	$(84,598)

12. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.
     The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net loss used for calculating basic and diluted net loss per share of common stock	$(1,558)	$(6,711)	$(859)	$(74,594)

Denominator:
Weighted average number of common shares used in the calculation of basic net loss per share	54,247,286	53,716,854	54,027,408	53,480,815
Dilutive effect of outstanding stock options and restricted stock	—	—	—	—

Shares used in the calculation of diluted net loss per share	54,247,286	53,716,854	54,027,408	53,480,815

Net loss per share:
Basic	$(0.03)	$(0.12)	$(0.02)	$(1.39)

Diluted	$(0.03)	$(0.12)	$(0.02)	$(1.39)

     Unexercised stock options to purchase 3,905,366 and 3,920,739 shares of the Company’s common stock for the three and nine months ended March 31, 2010 and 2009, respectively, at weighted-average prices per share of $2.60 and $4.23, respectively, were not included in the computations of diluted net loss per share because their impact was anti-dilutive during the respective periods.
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

     Geographic information for the periods presented herein is as follows:

			Nine Months
	Three Months Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue from services
United States	$22,568	$24,128	$72,199	$86,457
United Kingdom	6,927	7,137	20,283	24,747
Canada	5,578	4,543	15,247	15,348
Other European countries	4,634	3,190	13,516	10,539
Asia	1,496	919	3,522	3,766

Total revenue from services	$41,203	$39,917	$124,767	$140,857

Operating income (loss) (1)
United States	$(1,065)	$(5,875)	$1,471	$(43,152)
United Kingdom	(99)	(242)	(403)	(2,824)
Canada	(331)	(670)	(1,848)	(4,279)
Other European countries	478	(314)	962	(5,373)
Asia	74	(226)	(892)	(763)

Total operating income (loss) (1)	$(943)	$(7,327)	$(710)	$(56,391)

	At March	At June
	31,	30,
	2010	2009
Long-lived assets
United States	$3,287	$4,879
Canada	1,361	1,693
United Kingdom	623	1,039
Other European countries	232	301
Asia	67	103

Total long-lived assets	$5,570	$8,015

Deferred tax assets
United States	$—	$—
Canada	(1,792)	(2,018)
United Kingdom	352	283
Other European countries	(356)	(512)
Asia	(4)	—

Total deferred tax assets	$(1,800)	$(2,247)

(1)	Operating loss for the nine months ended March 31, 2009 included a $40,250 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.
14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the nine months ended March 31, 2010 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the SEC, such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by the Company with the SEC on August 31, 2009. Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, the Company’s ability to develop and maintain products and services attractive to the market, and uncertainties surrounding compliance with certain Nasdaq listing requirements.
Note: Amounts shown below are in thousands of U.S. Dollars, unless otherwise noted. Also, references herein to “we”, “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise.
Overview
     Harris Interactive is a leading global custom market research firm that uses web-based, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.
     For the three months ended March 31, 2010, financial highlights include:
•	our consolidated revenue for the quarter was up 3% compared with the same prior year period, but down 1% when excluding favorable foreign currency impact. Sequentially, consolidated revenue decreased by 8% compared with the second quarter of this fiscal year, consistent with the normal seasonality of our business;

•	our consolidated bookings for the quarter grew by 18% compared with the same prior year period and were up 6% excluding favorable foreign currency impact, building on the comparative growth in bookings we experienced last quarter;

•	our operating loss for the quarter was $943, significantly improved from a $7,327 loss for the third quarter of last fiscal year; and

•	we had $13,198 of cash, cash equivalents and marketable securities at March 31, 2010 and generated positive cash flow from operations during the quarter.

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
     During the nine months ended March 31, 2010, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Results of Operations
Three Months Ended March 31, 2010 Versus Three Months Ended March 31, 2009
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2010 and 2009, respectively:

	2010	%	2009	%
Revenue from services	$41,203	100.0%	$39,917	100.0%

Operating expenses:
Cost of services	26,569	64.5	24,912	62.4
Selling, general and administrative	13,829	33.6	15,159	38.0
Depreciation and amortization	1,656	4.0	1,832	4.6
Restructuring and other charges	92	0.2	5,341	13.4
Goodwill impairment charge	—	—	—	—

Operating loss	(943)	(2.3)	(7,327)	(18.4)
Interest and other income	(30)	(0.1)	(54)	(0.1)
Interest expense	524	1.3	647	1.6

Loss from operations before taxes	(1,437)	(3.5)	(7,920)	(19.8)
Provision (benefit) for income taxes	121	0.3	(1,209)	(3.0)

Net loss	$(1,558)	(3.8)	$(6,711)	(16.8)

     Revenue from services. Revenue from services increased by $1,286, or 3.2%, to $41,203 for the three months ended March 31, 2010 compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors and included a positive foreign exchange rate impact of $1,714.

     North American revenue decreased by $525 to $28,146 for the three months ended March 31, 2010 compared with the same prior year period, a decrease of 1.8%. By country, North American revenue for the three months ended March 31, 2010 was comprised of:
•	Revenue from U.S. operations of $22,568, down 6.5% compared with $24,128 for the same prior year period as a result of declines across several of our U.S. industry sectors partially due to the loss of a large tracking study and the reduction in size of another. However, we saw revenue growth within our U.S. Healthcare sector (15%), Business and Industrial sector (3%), and Service Bureau (40%) business when compared with the same prior year period.
•	Revenue from Canadian operations of $5,578, up 22.8% compared with $4,543 for the same prior year period. On a local currency basis, Canadian revenue for the three months ended March 31, 2010 increased by 2.9% compared with the same prior year period. The increase in Canadian revenue was primarily due to strong sales during the three months ended December 31, 2009 which converted to revenue during the three months ended March 31, 2010.
     European revenue increased by $1,233 to $11,560 for the three months ended March 31, 2010 compared with the same prior year period, an increase of 11.9%. By country, European revenue for the three months ended March 31, 2010 was comprised of:
•	Revenue from U.K. operations of $6,927, down 2.9% compared with $7,137 for the same prior year period. On a local currency basis, U.K. revenue for the three months ended March 31, 2010 decreased by 10.7% compared with the same prior year period. The decrease in U.K. revenue was primarily due to the decrease in scope of a large tracking study.
•	Revenue from French operations of $3,095, up 54.4% compared with $2,004 for the same prior year period. On a local currency basis, French revenue for the three months ended March 31, 2010 increased by 44.5% compared with the same prior year period. The increase in French revenue was primarily due to revenue generated from success in selling to new clients across several industry sectors.
•	Revenue from German operations of $1,538, up 29.7% compared with $1,186 for the same prior year period. On a local currency basis, German revenue for the three months ended March 31, 2010 increased by 20.6% compared with the same prior year period. The increase in German revenue was primarily due to revenue generated from success in selling to new clients across several industry sectors.
     Asian revenue increased by $577 to $1,496 for the three months ended March 31, 2010, an increase of 62.8% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the three months ended March 31, 2010 was inconsequential compared with the same prior year period. The increase in Asian revenue was driven by stronger management and improved coordination of our selling efforts in the region.
     Cost of services. Cost of services was $26,569 or 64.5% of total revenue for the three months ended March 31, 2010, compared with $24,912 or 62.4% of total revenue for the same prior year period. Cost of services for the three months ended March 31, 2010 was principally impacted by the mix of projects performed when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2010 was $13,829 or 33.6% of total revenue, compared with $15,159 or 38.0% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:
•	a $1,326 decrease in payroll-related expense, primarily driven by headcount reductions taken during fiscal 2009, and

•	a $310 decrease in office rent, primarily driven by space reductions taken during fiscal 2009 and 2010.
     Depreciation and amortization. Depreciation and amortization was $1,656 or 4.0% of total revenue for the three months ended March 31, 2010, compared with $1,832 or 4.6% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended March 31, 2010 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2009 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $92 or less than 1% of total revenue for the three months ended March 31, 2010, compared with $5,341 or 13.4% of total revenue for the same prior year period. There were no restructuring activities during the three months ended March 31, 2010. Other charges for the three months ended March 31, 2010 consisted primarily of costs associated with reorganizing the operational structure of our businesses in Asia. For the three months ended March 31, 2009, we incurred restructuring charges of $2,966 related to headcount reductions and consolidations of leased office space at our U.S. facilities and $2,375 of other charges which included fees incurred for services provided by a consulting firm engaged to assist us with performance improvement and other activities, contractually obligated payments to former executives, and legal fees in connection with the amendment of our credit agreement.
     Interest and other income. Interest and other income was $30 or less than 1% of total revenue for the three months ended March 31, 2010, compared with $54 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a lower average cash balance during the three months ended March 31, 2010 when compared with the same prior year period.
     Interest expense. Interest expense was $524 or 1.3% of total revenue for the three months ended March 31, 2010, compared with $647 or 1.6% of total revenue for the same prior year period. Interest expense for the three months ended March 31, 2009 included a $56 charge to reflect the ineffectiveness of our interest rate swap as a cash flow hedge as a result of the violation of certain financial covenants under our credit agreement. There was no such charge during the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2010 also reflects the impact of the decline in outstanding debt as we continue to make required principal payments.
     Income taxes. We recorded an income tax provision of $121 for the three months ended March 31, 2010, compared with an income tax benefit of $1,209 for the same prior year period. The tax provision for the three months ended March 31, 2010 was comprised primarily of tax expense related to income in certain of our foreign jurisdictions. The tax benefit for the three months ended March 31, 2009 was principally impacted by the tax benefits related to operating losses in a number of our foreign jurisdictions. We did not record any tax benefit for our U.S. operating loss during the three months ended March 31, 2010 or 2009 based on our assessment of the realizability of the related deferred tax asset. A full valuation allowance continues to be recorded at March 31, 2010 against our U.S. deferred tax assets.
Nine Months Ended March 31, 2010 Versus Nine Months Ended March 31, 2009
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2010 and 2009, respectively:

	2010	%	2009	%
Revenue from services	$124,767	100.0%	$140,857	100.0%

Operating expenses:
Cost of services	79,083	63.4	87,474	62.1
Selling, general and administrative	40,641	32.6	51,884	36.8
Depreciation and amortization	5,130	4.1	5,827	4.1
Restructuring and other charges	623	0.5	11,813	8.4
Goodwill impairment charge	—	—	40,250	28.6

Operating loss	(710)	(0.6)	(56,391)	(40.0)
Interest and other income	(57)	(0.0)	(379)	(0.3)
Interest expense	1,560	1.3	2,477	1.8

Loss from operations before taxes	(2,213)	(1.8)	(58,489)	(41.5)
Provision (benefit) for income taxes	(1,354)	(1.1)	16,105	11.4

Net loss	$(859)	(0.7)	$(74,594)	(53.0)

     Revenue from services. Revenue from services decreased by $16,090, or 11.4%, to $124,767 for the nine months ended March 31, 2010 compared with the same prior year period, and included a positive foreign exchange rate impact of $1,633. This decrease was principally as a result of the timing of the global recession and the factors discussed under “Revenue from services” for the three months ended March 31, 2010. While revenue from services was down on a consolidated basis and in most of our geographic regions compared with the same prior year period, the rate of decline has slowed significantly.
     North American revenue decreased by $14,359 to $87,446 for the nine months ended March 31, 2010 compared with the same prior year period, a decrease of 14.1%. By country, North American revenue for the nine months ended March 31, 2010 was comprised of:
•	Revenue from U.S. operations of $72,199, down 16.5% compared with $86,457 for the same prior year period.
•	Revenue from Canadian operations of $15,247, down 0.7% compared with $15,348 for the same prior year period. On a local currency basis, Canadian revenue for the nine months ended March 31, 2010 decreased by 8.2% compared with the same prior year period.
     European revenue decreased by $1,487 to $33,799 for the nine months ended March 31, 2010 compared with the same prior year period, a decrease of 4.2%. By country, European revenue for the nine months ended March 31, 2010 was comprised of:
•	Revenue from U.K. operations of $20,283, down 18.0% compared with $24,747 for the same prior year period. On a local currency basis, U.K. revenue for the nine months ended March 31, 2010 decreased by 17.0% compared with the same prior year period.
•	Revenue from French operations of $8,901, up 41.2% compared with $6,305 for the same prior year period. On a local currency basis, French revenue for the nine months ended March 31, 2010 increased by 32.2% compared with the same prior year period. The increase in French revenue was primarily due to revenue generated from success in selling to new clients across several industry sectors.
•	Revenue from German operations of $4,615, up 9.0% compared with $4,234 for the same prior year period. On a local currency basis, German revenue for the nine months ended March 31, 2010 increased by 3.1% compared with the same prior year period. The increase in German revenue was primarily due to revenue generated from success in selling to new clients across several industry sectors.
     Asian revenue decreased by $244 to $3,522 for the nine months ended March 31, 2010, a decrease of 6.5% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the nine months ended March 31, 2010 was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $79,083 or 63.4% of total revenue for the nine months ended March 31, 2010, compared with $87,474 or 62.1% of total revenue for the same prior year period. Cost of services for the nine months ended March 31, 2010 was principally impacted by the mix of projects performed when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the nine months ended March 31, 2010 was $40,641 or 32.6% of total revenue, compared with $51,884 or 36.8% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:
•	a $6,441 decrease in payroll-related expense, primarily driven by headcount reductions taken during fiscal 2009,
•	a $1,229 decrease in stock-based compensation expense, primarily driven by the forfeiture of stock options and restricted stock upon the departure of several senior executives during fiscal 2009,

•	a $760 decrease in travel expense, primarily driven by our continued focus on controlling these costs, and

•	a $637 decrease in office rent, primarily driven by space reductions taken during fiscal 2009 and 2010.

     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $5,130 or 4.1% of total revenue for the nine months ended March 31, 2010, compared with $5,827 or 4.1% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the nine months ended March 31, 2010 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2009 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $623 or less than 1% of total revenue for the nine months ended March 31, 2010, compared with $11,813 or 8.4% of total revenue for the same prior year period. There were no restructuring activities during the nine months ended March 31, 2010. Other charges for the nine months ended March 31, 2010 included additional legal fees associated with the amendment of our credit agreement during fiscal 2009, costs incurred to close our telephone-based data collection center in Brentford, United Kingdom, and costs associated with reorganizing the operational structure of our businesses in Asia. For the nine months ended March 31, 2009, we incurred restructuring charges of $6,086 related to headcount reductions and consolidations of leased office space at our U.S. facilities, and $5,727 of other charges which included fees incurred for services provided by a consulting firm engaged to assist us with performance improvement and other activities, contractually obligated payments to former executives, and legal fees in connection with the amendment of our credit agreement.
     Interest and other income. Interest and other income was $57 or less than 1% of total revenue for the nine months ended March 31, 2010, compared with $379 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a lower average cash balance during the nine months ended March 31, 2010 when compared with the same prior year period.
     Interest expense. Interest expense was $1,560 or 1.3% of total revenue for the nine months ended March 31, 2010, compared with $2,477 or 1.8% of total revenue for the same prior year period. Interest expense for the nine months ended March 31, 2009 included a $961 charge to reflect the ineffectiveness of our interest rate swap as a cash flow hedge as a result of the violation of certain financial covenants under our credit agreement. There was no such charge during the nine months ended March 31, 2010. Interest expense for the nine months ended March 31, 2010 also reflects the impact of the decline in outstanding debt as we continue to make required principal payments.
     Income taxes. We recorded an income tax benefit of $1,354 for the nine months ended March 31, 2010, compared with an income tax provision of $16,105 for the same prior year period. The tax benefit for the nine months ended March 31, 2010 was principally impacted by the tax benefits related to operating losses in certain of our foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103. The tax provision for the nine months ended March 31, 2009 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets. A full valuation allowance continues to be recorded at March 31, 2010 against our U.S. deferred tax assets.

Significant Factors Affecting our Performance
Key Operating Metrics
     We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.
     Key operating metrics for the three months ended March 31, 2010 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q3	Q4	Q1	Q2	Q3
	FY2009	FY2009	FY2010	FY2010	FY2010
Bookings	$37.9	$36.3	$32.7	$53.2	$44.7
Secured revenue	$56.0	$48.8	$42.5	$51.1	$54.6
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
     Bookings for the three months ended March 31, 2010 were $44.7 million, an increase of 17.8% compared with $37.9 million for the same prior year period. Excluding a favorable foreign currency impact of $4.5 million, bookings were up 6.1%. The increase in bookings was primarily due to strong sales growth in our service bureau business, omnibus products, and sales within the government sector in Canada, the renewal of a large tracking study in the U.K. after a one year postponement of that study and continued success in selling to new clients across several industry sectors in France, partially offset by an 8.0% decline in U.S. bookings driven primarily by our sales force requiring additional time to rebuild the sales pipeline.
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
     Secured revenue helps us manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Based on our experience, projects included in secured revenue at the end of a fiscal period generally convert to revenue from services during the following twelve months.
     Secured revenue for the three months ended March 31, 2010 was $54.6 million, compared with $56.0 million for the same prior year period. The decrease in secured revenue was the result of the fluctuations in revenue from services and bookings discussed above.
Financial Condition, Liquidity and Capital Resources
     Liquidity and Capital Resources
     At March 31, 2010, we had cash, cash equivalents, and marketable securities of $13,198, compared with $17,762 at June 30, 2009. Available sources of cash to support known or reasonably likely cash requirements over the next

12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. Until we achieve certain leverage ratios specified in our credit agreement, we must have minimum cash balances ranging between 1.2 and 1.5 times the amount of borrowings we make under the revolving line that is part of our credit facilities. In addition, the revolving line expires on July 15, 2010 unless extended by our lenders. While we believe that our available sources of cash, even without access to our revolving line, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,731 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We would be able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. Our capital expenditures during the nine months ended March 31, 2010 were $480, and no significant capital expenditures are planned for the remainder of fiscal 2010.
     The following table sets forth net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash used in financing activities, for the nine months ended March 31:

	2010	2009
Net cash provided by (used in) operating activities	$1,967	$(7,556)
Net cash provided by (used in) investing activities	20	(2,580)
Net cash used in financing activities	(5,078)	(5,042)
     Net cash provided by (used in) operating activities. Net cash provided by operating activities was $1,967 for the nine months ended March 31, 2010, compared with $7,556 used in operating activities for the same prior year period. The change was principally the result of a decrease in the net loss for the nine months ended March 31, 2010 when compared with the same prior year period, along with timing differences in cash payments and receipts when compared with the same prior year period.
     Net cash provided by (used in) investing activities. Net cash provided by investing activities was $20 for the nine months ended March 31, 2010, compared with $2,580 used in investing activities for the same prior year period. The change from the same prior year period was principally the result of an increase in the net proceeds from the maturities and sales of marketable securities from $(1,419) for the nine months ended March 31, 2009 to $500 for the nine months ended March 31, 2010. Additionally, capital expenditures decreased from $1,161 for the nine months ended March 31, 2009 to $480 for the nine months ended March 31, 2010 as a result of a reduction in capital spending as part of our overall focus on controlling costs.
     Net cash used in financing activities. Net cash used in financing activities was $5,078 for the nine months ended March 31, 2010, substantially consistent with $5,042 for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plans.
Credit Facilities
     The principal terms of the Amended Credit Agreement are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

     At March 31, 2010, we were in compliance with all of the covenants under the Amended Credit Agreement. For the three months ended March 31, 2010, our financial covenants were:

Covenant	Required	Actual
Minimum Consolidated Interest Coverage Ratio	2.25:1.00	4.04:1.00
Maximum Consolidated Leverage Ratio	4.20:1.00	1.94:1.00
Minimum Consolidated Revenue	$34,000	$41,203
     At March 31, 2010, we had $17,313 outstanding under the Amended Credit Agreement compared with $24,238 at March 31, 2009. At March 31, 2010 and 2009, we did not have any amounts outstanding under our revolving line of credit.
Interest Rate Swap
     Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the amounts outstanding under Term Loans A and B (reflecting the consolidation of Term Loans B and C into Term Loan B) at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matches the base rate paid on the term loans since both use three-month LIBOR. The swap had an initial notional value of $34,625 which declines as payments are made on Term Loans A and B so that the amount outstanding under those term loans and the notional amount of the swap are always equal. The interest rate swap had a notional amount of $17,313 at March 31, 2010, which was the same as the outstanding amount of the term loans. The terms of the interest rate swap were unaffected by the amendments made to the 2007 Credit Agreement in the Amended Credit Agreement.
     At March 31, 2010, we recorded a liability of $977 in the “Other liabilities” line item of our unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. Changes in the fair value of the interest rate swap are recorded through other comprehensive income.
Off-Balance Sheet Arrangements and Contractual Obligations
     At March 31, 2010, we did not have any transaction, agreement or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the nine months ended March 31, 2010 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed by us with the SEC on August 31, 2009.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at March 31, 2010 and for the nine months then ended, as well as the expected impact on our consolidated financial statements for future periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.
     If we were to increase our debt or expand globally, the risk of interest rate and foreign currency exchange rate fluctuations may increase. On an ongoing basis, we will continue to assess the need to utilize interest rate swaps and financial instruments to mitigate such risk.

     We reviewed our cash equivalents and marketable securities at March 31, 2010. We do not believe that our holdings have a material liquidity risk under current market conditions.
Interest Rate Exposure
     At March 31, 2010, we had outstanding debt under the Amended Credit Agreement of $17,313. The debt matures September 21, 2012 and bears interest at the floating adjusted LIBOR plus an applicable margin. On September 21, 2007, we entered into an interest rate swap agreement, which fixed the floating adjusted LIBOR portion of the interest rate at 5.08% through September 21, 2012. The additional applicable margin is fixed at 5%.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at March 31, 2010 would have increased the fair value of the interest rate swap by $189 and each 1% decrease from prevailing interest rates at March 31, 2010 would have decreased the fair value of the interest rate swap by $218.
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
     Foreign exchange translation gains and losses are included in our results of operations since we consolidate the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits of our international operations increase as a percentage of our consolidated operations, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.
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
     We performed a sensitivity analysis at March 31, 2010. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     None.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.
Item 6 — Exhibits
10.1*	Separation Agreement between the Company and Frank E. Forkin, dated March 5, 2010.

10.2*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni.

10.3*	Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin.

10.4*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin.

10.5*	Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman.

10.6	Agreement for Lease Relating to Vantage West, Great West Road, London by and among the Company, Harris Interactive U.K. Limited, and UBS Global Asset Management.

10.7	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company.

10.8	Waiver and Amendment Agreement No. 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008.

10.9	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2010	Harris Interactive Inc.

	By:	/s/ Eric W. Narowski

Eric W. Narowski
Interim Chief Financial Officer, Senior Vice President,
Principal Accounting Officer and Global Controller
(On Behalf of the Registrant and as
Principal Financial and Accounting Officer)

Exhibit Index
10.1*	Separation Agreement between the Company and Frank E. Forkin, dated March 5, 2010.

10.2*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni.

10.3*	Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin.

10.4*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin.

10.5*	Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman.

10.6	Agreement for Lease Relating to Vantage West, Great West Road, London by and among the Company, Harris Interactive U.K. Limited, and UBS Global Asset Management.

10.7	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company.

10.8	Waiver and Amendment Agreement No. 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008.

10.9	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement