Form 10-K
period 2010-06-30
HARRIS INTERACTIVE INC
filed 2010-08-31
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	16-1538028 (I.R.S. Employer Identification No.)
161 Sixth Avenue, New York, New York (Address of principal executive offices)	10013 (zip code)

Registrant’s telephone number, including area code:
(212) 539-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2009, was $57,381,607.

On August 31, 2010, 54,465,449 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on October 26, 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to Harris Interactive (the “Company”) on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section of this Annual Report on Form 10-K and as set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, and our ability to develop and maintain products and services attractive to the market.

Item 1.	Business

References herein to “we,” “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise. Harris Interactive® and The Harris Poll® are U.S. registered trademarks of Harris Interactive Inc. This Annual Report on Form 10-K may also include other trademarks, trade names, and service marks of Harris Interactive and of other parties.

Corporate Overview

Harris Interactive was founded in 1975 in upstate New York as the Gordon S. Black Corporation, however, its roots date back to the founding of Louis Harris and Associates in New York City in 1956. Today, Harris Interactive is an international, full-service, consultative market research firm widely known for The Harris Poll (one of the world’s longest-running, independent opinion polls) and for pioneering online market research methods. Harris Interactive serves clients worldwide through its offices in North America, Europe, and Asia and through a global network of independent market research firms.

Our corporate headquarters are located in New York City. Our fiscal year ends June 30th.

Mergers, Acquisitions and Sale of Business

The Gordon S. Black Corporation was founded in 1975 as a New York corporation. It formed and became part of the Delaware corporation now known as Harris Interactive in 1997. Since that time, our acquisitions have included:

•	February 1996 — all of the stock of Louis Harris and Associates, Inc., headquartered in New York,

•	February 2001 — the custom research division of Yankelovich Partners, Inc., headquartered in Norwalk, Connecticut,

•	August 2001 — all of the capital stock of Market Research Solutions Limited, a privately-owned U.K. company headquartered in Oxford, England,

•	September 2001 — all of the capital stock of M&A Create Limited, a privately-owned company headquartered in Tokyo, Japan,

•	November 2001 — all of the capital stock of Total Research Corporation, a Delaware corporation headquartered in Princeton, New Jersey,

•	March 2004 — all of the capital stock of Novatris, S.A., a share corporation organized and existing under the laws of France,

•	September 2004 — all of the capital stock of Wirthlin Worldwide, Inc., a privately-held California corporation headquartered in Reston, Virginia,

•	April 2007 — all of the capital stock of MediaTransfer AG Netresearch & Consulting (“MediaTransfer”), a privately-held German stock corporation headquartered in Hamburg, Germany,

•	August 2007 — all of the capital stock of Decima Research Inc. (“Decima”), a corporation incorporated in Ontario, Canada, and

•	August 2007 — all of the capital stock of Marketshare Limited, a company incorporated under the laws of Hong Kong, and Marketshare Pte Ltd, a company incorporated under the laws of Singapore (collectively, “Marketshare”).

In May 2005, we completed the sale of our Japanese subsidiaries, M&A Create Limited, Adams Communications Limited, and Harris Interactive Japan, K.K., in a management buy-out. In August 2007, we sold our Rent and Recruit business, which was engaged primarily in providing facilities for and conducting focus group interviews.

Business Overview

Harris Interactive is a professional services firm that serves clients in many industries and many countries. We provide full service market research and polling services which include ad-hoc and customized qualitative and quantitative research, service bureau research (conducted for other market research firms), and long-term tracking studies.

We serve clients in numerous industries through the following research groups:

•	Business and Industrial, which includes the automotive, transportation, travel, tourism, energy and professional services sectors,

•	Consumer Goods, Restaurants, and Retail,

•	Financial Services,

•	Healthcare,

•	Public Affairs and Policy, which includes public relations and associations, and

•	Technology, Media and Telecommunications.

In addition, we maintain strategic research groups that collaborate with our industry research teams to deliver consultative solutions in the following areas:

•	Market Assessment,

•	Product Development,

•	Brand and Communications,

•	Stakeholder Relationships,

•	Reputation Management, and

•	Youth and Education.

We conduct a significant portion of our market research using online data collection. We also conduct data collection through, among others, mail and telephone surveys, focus groups, and personal interviews. Our telephone data collection is conducted through our telephone data collection centers in the United Kingdom, Canada, Hong Kong, and Singapore. In addition to these dedicated facilities, we outsource telephone data collection and survey programming to contracted sources in a number of countries, including India and Costa Rica.

Our Products and Services

Custom Research

We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design — Initial meetings are conducted with the client to clearly define the objectives and reasons for the study to ensure that the final data collected will meet the client’s needs. Based on the client’s requirements, we then determine the proper data collection process (such as a mail, telephone or online survey, focus groups, personal interviews, or any combination thereof), sampling scheme (the demographics and number of people to be surveyed) and survey design or focus group protocol.

•	Data Collection — Field data collection is conducted through computer-aided online or telephone interviewing, by mail or in person, by holding focus group meetings, or any combination of the above. Multiple quality assurance processes are employed to ensure that the survey data are accurate and that the correct number and type of interviews have been completed.

•	Weighting, Analysis, and Reporting — We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

Our sample design and questionnaire development techniques help ensure that appropriate information is collected, and that the information satisfies the specific inquiries of our clients. We have developed in-depth data collection techniques to enhance the integrity and reliability of our sample database. Our survey methodology is intended to ensure that responses are derived from the appropriate decision-makers in each category. As a result, we have a solid foundation for delivering data and insight that meet our clients’ needs.

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

Service Bureau Research

We provide our market research industry clients with mixed-mode data collection, panel development services, and syndicated and tracking research consultation through our service bureau group.

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2010 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America (“GAAP”) under the Financial Accounting Standards Board (“FASB”) guidance for research and development expenses.

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

Additionally, we have registered trademarks for many of our products and services in North America, Europe, and Asia, and will continue to protect our intellectual property through those means.

We have licensed in the past, and expect to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licenses, licensees may take actions that might harm the value of our proprietary rights or reputation.

Our Clients

At June 30, 2010 and 2009, we had approximately 1,800 clients. In fiscal 2010 and 2009, no single client accounted for more than 10% of our consolidated revenue.

Our Competition and Competitive Advantages

We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of which have market shares or financial and marketing resources larger than our own. Our competitors include, but are not limited to, Synovate (owned by Aegis Group plc), GfK AG, Ipsos SA, and TNS and Millward Brown (both owned by WPP Group plc).

During fiscal 2010, we launched four new client offerings which we believe will enhance our ability to be competitive:

•	Research Lifestreaming(SM) — connects the conversations that people are having, online and offline, with the views they express and the actions they take through a research platform with social media research capabilities;

•	Mobile GPS — enables questions to be directed to panelists based on their location so that clients can gather insights at or in close proximity to the point of experience;

•	MediaAmp(SM) — connects television program viewership with brand equity by integrating data from Harris’ Multi-Screen Engagement and EquiTrend® studies, helping media sellers better position their television content and maximize the value of their ad platforms, and media buyers target the right television program for their brands; and,

•	BMI — new capability based on capturing the height and weight of panelists, helping clients better understand underweight, normal weight, overweight, and obese adults.

We believe we have a number of competitive advantages, including:

•	Our Highly Skilled Employees — many of whom are recognized by their peers as leaders in the field of market research, or in the particular industry sectors in which they specialize.

•	Our Strong Brand — we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for U.S. market research and public opinion polling today. We have expanded The Harris Poll throughout Europe and expect to continue our relationships with The Financial Times (London), International Herald Tribune, and France 24 (Paris), in order to raise awareness of the Harris Interactive brand on a global scale.

•	Our Online Panel — our online panel consists of millions of individuals from around the world who have voluntarily agreed to participate in our various online research studies. This large and diverse panel enables us to:

•	project results to large segments of the population, such as “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population, and

•	survey certain low-incidence, hard-to-find subjects.

•	Our Specialty Sub-Panels — we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion, Technology Decision-Makers, and Youth. Our clients value our ability to survey these hard to find subjects. Many of our clients have asked us to develop specialty sub-panels exclusively for their use.

•	Our Global Enterprise Solutions Portfolio — A comprehensive tool-box of research techniques, methodologies, and models that can be applied by marketing experts to help develop strategy, implement tactics, and assess their impact in the marketplace. These tools can also be used to analyze markets, develop new products and services, create and/or measure brand positioning and awareness, and measure and/or improve customer loyalty.

•	Our Technology Enablers — Our technology enablers include:

•	A text mining solution, known as Harris Interactive Text Analytics, which integrates the text mining technology from Clarabridge and proprietary advanced analytics to map market trends. The solution is intended for use by any company or organization that wants to integrate, and gain insight into, the many sources of information available about its market.

•	Exposition tools, including Vision Trace and Online Shelf Test. Vision Trace is based on the scientifically validated Focus Window method and allows us to record and evaluate the flow of attention. Online Shelf Test allows for the simulation of a shopping situation and measures related aspects including attention/consideration, decision-making and influence of marketing/communication.

•	A global synchronized research platform, known as GlobalSynch®, which integrates data collected via multiple modes into one database.

•	The ViewPort(SM) Pro reporting tool, which offers a complete suite of web-based, decision-support tools providing access to critical business intelligence in real time. ViewPort Pro simplifies information retrieval for CEOs, research analysts, account managers, and other stakeholders with its intuitive interface. The set of report tools provides personalized templates and fully customizable reports.

Financial Information about Geographic Areas

We are comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong, and Singapore. We also maintain a representative office in mainland China. Revenue from services is attributable to the country in which the work is performed. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

Our business model for offering custom market research is consistent across the geographic regions in which we operate. Geographic management facilitates local execution of our global strategies. We maintain global leaders with responsibility across all geographic regions for the majority of our critical business processes, and the most significant performance evaluations and resource allocations are made on a global basis by our chief operating decision-maker. Accordingly, we have concluded that we have one reportable segment.

We have prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. We have allocated common expenses among these geographic regions differently than we would for stand-alone information prepared in accordance with GAAP. Geographic operating income (loss) may not be consistent with measures used by other companies.

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2010	2009	2008

Revenue from services
United States	$96,942	$112,821	$152,894
United Kingdom	28,398	32,454	43,771
Canada	20,653	19,939	24,628
Other European countries	17,554	14,536	14,910
Asia	4,868	4,584	2,520

Total revenue from services	$168,415	$184,334	$238,723

Operating income (loss)(1)(2)
United States	$2,371	$(41,406)	$(54,492)
United Kingdom	(627)	(3,431)	(9,015)
Canada	(2,277)	(5,539)	(7,366)
Other European countries	919	(5,048)	(10,914)
Asia	(909)	(1,025)	(2,784)

Total operating loss	$(523)	$(56,449)	$(84,571)

Long-lived assets
United States	$2,964	$4,879	$6,733
Canada	1,093	1,693	2,858
United Kingdom	1,300	1,039	1,812
Other European countries	210	301	340
Asia	59	103	210

Total long-lived assets	$5,626	$8,015	$11,953

Deferred tax assets (liabilities)
United States	$—	$—	$18,218
Canada	(1,709)	(2,018)	(3,191)
United Kingdom	—	283	347
Other European countries	(307)	(512)	(844)
Asia	—	—	—

Total deferred tax assets (liabilities)	$(2,016)	$(2,247)	$14,530

(1)	Operating loss for fiscal 2009 included a $40,250 goodwill impairment charge. The charge was allocated to our geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

(2)	Operating loss for fiscal 2008 included a $86,497 goodwill impairment charge. The charge was allocated to our geographic locations, specifically, $58,376 to the United States, $9,472 to the United Kingdom, $5,921 to Canada, $11,150 to other European countries, and $1,578 to Asia.

During fiscal 2010, 2009, and 2008, 57.6%, 61.2%, and 64.0%, respectively, of our total consolidated revenue was derived from our U.S. operations, and 42.4%, 38.8%, and 36.0%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.

See “Item 1A. Risk Factors” below for a description of certain risks attendant to our non-U.S. operations.

Backlog

At June 30, 2010, we had a revenue backlog, also referred to as secured revenue, of approximately $46,626, as compared to a backlog of approximately $48,811 at June 30, 2009. We estimate that substantially all of the backlog at June 30, 2010 will be recognized as revenue from services during the fiscal year ending June 30, 2011, based on our experience from prior years.

Employees

At June 30, 2010, we employed a total of 794 full-time individuals on a worldwide basis, 426 of whom were employed in the United States. In addition, we employed 148 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 12 of whom were employed in the United States. Temporary employees and hourly call center staff are not included in the headcount numbers provided herein.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of August 31, 2010. These individuals have been appointed by and are serving at the pleasure of the board of directors of the Company (the “Board”).

Name	Age	Position

Kimberly Till	54	President and Chief Executive Officer
Patti B. Hoffman	61	Executive Vice President, Global Human Resources
Marc H. Levin	37	Executive Vice President, General Counsel, and Corporate Secretary
Enzo J. Micali	51	Global Executive Vice President, Technology, Operations, and Panel, and Chief Information Officer
Eric W. Narowski	41	Interim Chief Financial Officer, Principal Accounting Officer, and Senior Vice President, Global Controller
Robert Salvoni	45	President, International
George H. Terhanian, PhD	46	President, Global Solutions

Kimberly Till is our President and Chief Executive Officer, positions she has held since October 2008. Ms. Till has been a director of the Company since October 2008. Prior to joining us, Ms. Till served as President and then Chief Executive Officer, TNS North America (custom business) from May 2006 to March 2008. From November 2003 to March 2006, Ms. Till served as Vice President, Worldwide Media and Entertainment Group, Communications Sector, Microsoft Corporation. Prior to joining Microsoft, from 2000 to October 2003, Ms. Till served at AOL Time Warner America Online, Inc., first as Senior Vice President of International Operations and General Manager of AOL International, then as senior strategic financial advisor at the Warner Music Group. In 1990, Ms. Till was selected for the prestigious White House Fellowship, where she served as a Special Assistant to the former U.S. Trade Representative and Secretary of Agriculture and to the Director of the FBI.

Patti B. Hoffman is our Executive Vice President, Global Human Resources, a position she has held since April 2010. From May 2009 to December 2009, Ms. Hoffman served as our interim Head of Human Resources. Prior to joining us, Ms. Hoffman worked for six years as an independent human resources consultant providing her clients with the design, development and implementation of human resources programs relating to compensation, including flexible pay programs, benefits, career progression plans and contingency planning. Prior to her consulting role, Ms. Hoffman spent seven years with Total Research Corporation serving in progressively senior roles, most recently as Chief Administrative Officer. Prior to joining Total Research, Ms. Hoffman held executive level HR positions at WestAmerica Bancorporation, The Good Guys, and Fireman’s Fund Insurance Company.

Enzo J. Micali is our Global Executive Vice President, Technology, Operations and Panel, and Chief Information Officer, positions he has held since March 2009. Prior to joining us, Mr. Micali served as the Chief Information Officer and Executive Vice President of Operations for TNS North America (custom business), a position he assumed in January 2007. Prior to joining TNS, Mr. Micali served as Chief Information Officer and Senior Vice President for 1-800-FLOWERS.COM from 2000 through 2006, where he was responsible for overseeing all technology plans and programs for the online retailer and its eight subsidiaries. Mr. Micali also has served as Chief Technology Officer for Inslogic, a business-to-business software provider supporting financial institutions and internet portals serving the insurance industry, and has held key IT roles at Chase Manhattan Bank, PricewaterhouseCoopers Consulting, Deloitte & Touche, and Chemical Bank.

Marc H. Levin is our Executive Vice President, General Counsel, and Corporate Secretary. He served as our Senior Vice President, General Counsel, and Corporate Secretary from April 2009 to April 2010. He also served as our interim Head of Human Resources from January 2010 to April 2010. Prior to joining us, Mr. Levin spent five years at TNS, most recently as Senior Vice President and General Counsel, North America. Before joining TNS, Mr. Levin was a senior associate in the New York City office of the law firm Thacher Proffitt & Wood, where he specialized in corporate and securities law. Mr. Levin is a member of the New York and Massachusetts bars, and received his B.S. in Economics from Cornell University, his J.D. from Boston College Law School, and his MBA from the Carroll School of Management, Boston College.

Eric W. Narowski is our interim Chief Financial Officer, a position he has held since November 2009. Mr. Narowski also continues to serve as our Principal Accounting Officer and Senior Vice President, Global Controller, positions he has held since February 2006 and October 2007, respectively. From January 2000 to October 2007, Mr. Narowski served as our Vice President, Corporate Controller. Mr. Narowski joined us in July 1997 as our Controller, and is a New York State Certified Public Accountant.

Robert Salvoni is our President, International, a position he has held since March 2010. In this role, Mr. Salvoni is responsible for managing our operations in Canada, Europe, and Asia. Prior to March 2010, Mr. Salvoni served as Managing Director, Europe and Asia Pacific, positions he was appointed to in May 2009 and October 2009, respectively. Prior to joining us in May 2009, Mr. Salvoni served as Managing Director at Iris Accountancy Practice Solutions from 2007 to 2009. Prior to 2007, Mr. Salvoni spent 15 years at British Telecom (BT) serving in progressively senior roles, running joint ventures and subsidiary companies, and most recently as Sales Director for BT Wholesale.

George H. Terhanian, Ph.D. is our President, Global Solutions, a position he has held since December 2008. Prior to serving as President, Global Solutions, Dr. Terhanian served as President of Harris Interactive Europe and Global Internet Research, from July 2003 and June 2002, respectively. Prior to joining us in 1996, Dr. Terhanian taught in elementary and secondary schools in the United States. He also has served an appointment as an American Educational Research Association Fellow at the National Center for Educational Statistics.

Available Information

Information about our products and services, shareholder information, press releases and SEC filings can be found on our website at www.harrisinteractive.com. Through our website, we make available free of charge the documents and reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our websites (or the websites of our subsidiaries) does not constitute part of this Annual Report on Form 10-K.

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

No one client accounts for more than 10% of our revenues and most of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects from both existing and new clients, and these competitive pressures may make it more difficult for us to do so and to sustain and grow our revenues. Additionally, a portion of our business involves longer-term tracking studies, which are often renewable on an annual basis. Non-renewal of a large tracking study can have an immediate disproportionate impact on our revenues, and we may have a lag time in replacing the non-renewed tracking study or adjusting our cost structure to reflect the effects of the non-renewal.

Our outstanding debt obligations and ability to comply with related covenants could impact our financial condition or future operating results.

At June 30, 2010, we had $15.6 million outstanding under our credit agreement, which provides for amortizing term loans with quarterly payments and, subject to certain conditions, the availability of a maximum amount of $5.0 million under a revolving credit facility.

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

A breach of our online security measures, security concerns, or liability arising from the use of the personal information of our online panel, could adversely affect our business.

A failure in our online security measures could result in the misappropriation of private data. As a result, we may be required to expend capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, which could have a material adverse effect on our business, financial condition and results of operations.

Online security concerns could cause some online panelists to reduce their participation levels, provide inaccurate responses or end their membership in our Internet panel. This could harm our credibility with our current clients. If our clients become dissatisfied, they may stop using our products and services. In addition, dissatisfied and lost clients could damage our reputation. A loss of online panelists or a loss of clients would hurt our efforts to generate increased revenues and impair our ability to attract potential clients.

We could be subject to liability claims by our online panelists for any misuse of their demographic personal information. These claims could result in costly litigation. We could also incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated by a governmental body.

We must continue to attract and retain highly skilled employees.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Research managers with industry expertise are important to our ability to retain and expand our business. Intense competition for these personnel exists, and we may be unable to attract, integrate or retain the proper number of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. There are few, if any, educational institutions that provide specialized training related to market research. Therefore, employees must be recruited in competition with other industries. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, training, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

If our new senior management team is unsuccessful in rebuilding our business, it could have an adverse impact on our revenues, operations, results, or stock value.

Throughout fiscal 2009 and 2010, we rebuilt our senior management team by recruiting talent from outside the Company and also by promoting from within. Our success will be dependent upon the ability of our new senior management team to gain proficiency in leading our Company, effectively implement our corporate strategy and initiatives, and develop key professional relationships. If our new senior management team is unable to achieve success in these areas, it could have an adverse impact on our revenues, operations, results, and stock value.

We may require additional cash resources which may not be available on favorable terms or at all.

We believe that our existing cash balances, projected cash flow from operations, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

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

Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, currency exchange fluctuations, problems in collecting accounts receivable and longer collection periods, issues related to repatriation of earnings of foreign subsidiaries, Internet access restrictions, protecting intellectual property rights in international jurisdictions, political instability, and anti-U.S. sentiment or terrorist activity against U.S. interests abroad. We have little or no control over these risks. For example, we have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited the growth of our European online panel. As we increase our global operations in the future, we may experience some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely on off-shore providers in countries such as India and Costa Rica to provide certain of our programming services, as well as telephone and online data collection. Political or economic instability in countries where such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time, laws and regulations are proposed in the jurisdictions where we operate that would restrict or limit the benefits of off-shore operations, and enactment of any such legal restrictions could harm our results of operations.

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

We may be subject to claims relating to content that is published on or downloaded from our websites. We may also be subject to liability for content that is accessible from our website through links to other websites. For example, as part of our surveys panelists sometimes access, through our websites or linkages to our clients’ or other third parties’ websites, content provided by our clients, such as advertising copy, that may be incomplete or contain inaccuracies. We also recruit panelists to participate in research sponsored and hosted by our clients on their websites, and we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by those third parties. We may be accused of sending bulk unsolicited email and have our email blocked by one or more Internet service providers and, therefore, our online data collection efforts may suffer.

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

Any failure in the performance of our technology infrastructure could harm our business.

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

To maintain our listing on the Nasdaq Global Select Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements:

•	minimum $10,000,000 stockholder’s equity,

•	minimum 750,000 publicly traded shares,

•	minimum $5,000,000 market value of publicly held shares,

•	$1.00 per share minimum bid price, and

•	two registered and active market makers.

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

On September 15, 2009, we received a letter from Nasdaq (the “Notice”) notifying us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued trading on the Nasdaq Global Market. On November 24, 2009, we received a letter from Nasdaq’s Listing Qualifications Department stating that we regained compliance with the minimum bid price rule due to the fact that the closing bid price of our common stock had been $1.00 or greater for at least 10 consecutive business days. However, there can be no assurance that we will continue to meet the listing requirements for the Nasdaq Global Select Market, or that any appeal of a decision to de-list our common stock will be successful. If our common stock loses its status on the Nasdaq Global Select Market and we are not successful in obtaining a listing on the Nasdaq Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

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

Our restated certificate of incorporation provides for the division of the Board into three classes, eliminates the right of stockholders to act by written consent without a meeting, and provides the Board with the power to issue shares of preferred stock without stockholder approval. The preferred stock could have voting, dividend, liquidation, and other rights established by the Board that are superior to those of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire our company. The effect of these provisions of our certificate of incorporation and Delaware law could discourage or prevent third parties from seeking to obtain control of us, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

The Board also adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock outstanding as of March 29, 2005, and one right attaches to each share issued thereafter until a specified date. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise of each right shares of our preferred stock, or shares of an acquiring entity, having a value equal to the exercise price of the right divided by 50% of the then market price of our common stock. The issuance of the rights could have the effect of delaying or preventing a change in control of our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and principal United States operating facility is located at 161 Sixth Avenue, New York, New York, under an operating lease that expires in April 2012. In addition, we lease data collection centers to house our telephone interviewing centers in both Canada and the United Kingdom. We also lease service offices to house our project, administrative and processing staff in the following locations:

•	Rochester, New York;

•	Princeton, New Jersey;

•	Norwalk, Connecticut;

•	Reston, Virginia;

•	Minneapolis, Minnesota;

•	Ann Arbor, Michigan;

•	Portland, Oregon;

•	Washington, District of Columbia;

•	Brentford and Hazel Grove, United Kingdom;

•	Ottawa and Toronto, Ontario;

•	Montreal, Quebec;

•	Paris, France;

•	Hamburg and Munich, Germany;

•	Hong Kong and Shanghai, China; and

•	Singapore.

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

Information concerning each of our properties with material remaining lease obligations is as follows (amounts in thousands):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2010

Great West Road	Brentford, United Kingdom	June 2020	$2,012
161 Sixth Avenue	New York, New York	April 2012	1,247
101 Merritt 7 Corporate Park	Norwalk, Connecticut	May 2015	1,720
60 Corporate Woods	Rochester, New York	July 2015	6,796
160 Elgin	Ottawa, Ontario	February 2016	2,819
1080 Beaver Hall Hill	Montreal, Quebec	April 2016	1,156
5 Independence Way	Princeton, New Jersey	December 2018	4,753

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Global Select Market of Nasdaq under the symbol “HPOL”. The following table shows, the high and low sales prices per share of our common stock on the Nasdaq exchange for fiscal 2010 and 2009.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

Quarter Ended:
June 30	$1.49	$0.99	$0.52	$0.24
March 31	1.55	1.02	0.67	0.15
December 31	1.26	0.80	1.78	0.45
September 30	1.10	0.37	1.98	1.27

Holders

At August 18, 2010, our common stock was held by approximately 5,500 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for internal purposes, such as investing in our key strategic initiatives. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities for the three months ended June 30, 2010.

Performance Graph

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and a customized peer group of four companies that includes Aegis Group plc, GfK AG, Ipsos SA, and WPP Group plc (“New Peer Group”) and another customized peer group of seven companies that includes Aegis Group plc, GfK AG, Intage Inc., National Research Corp., Ipsos SA, WPP Group plc, and Yougov plc (“Old Peer Group”). The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (assuming the reinvestment of all dividends) from June 30, 2005 to June 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris Interactive Inc., The S&P Smallcap 600 Index,
The NASDAQ Composite Index, an Old Peer Group and a New Peer Group

	6/05	6/06	6/07	6/08	6/09	6/10
Harris Interactive Inc.	100.00	117.04	109.86	41.27	8.42	21.77
S&P Smallcap 600	100.00	113.92	132.20	112.80	84.25	104.16
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
Old Peer Group	100.00	121.62	150.35	106.33	74.54	103.48
New Peer Group	100.00	121.03	149.71	105.39	73.98	103.55

* $100 invested on 6/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending June 30. Copyright© 2010 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

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

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Decima (August 2007), Marketshare (August 2007), and MediaTransfer (April 2007). In addition, information reported for fiscal years 2006 through 2008 has been reclassified to reflect our Rent and Recruit operations as discontinued operations for all periods presented.

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenue from services	$168,415	$184,334	$238,723	$211,803	$212,184
Operating expenses:
Cost of services	107,266	115,235	140,578	122,052	122,148
Selling, general and administrative	54,335	65,678	83,084	72,590	69,934
Depreciation and amortization	6,714	7,610	8,526	5,295	5,961
Gain on sale of assets	—	—	—	(788)	—
Restructuring and other charges	623	12,010	4,609	337	250
Goodwill impairment charge	—	40,250	86,497	—	—

Total operating expenses	168,938	240,783	323,294	199,486	198,293

Operating income (loss)	(523)	(56,449)	(84,571)	12,317	13,891
Interest and other income	(58)	(400)	(1,119)	(2,246)	(1,534)
Loss on extinguishment of debt	724	—	—	—	—
Interest expense	2,029	3,433	1,951	290	20

Income (loss) from continuing operations before income taxes	(3,218)	(59,482)	(85,403)	14,273	15,405

Provision (benefit) for income taxes	(1,052)	15,849	(661)	5,319	6,205

Income (loss) from continuing operations	(2,166)	(75,331)	(84,742)	8,954	9,200
Income from discontinued operations, net of tax	—	—	124	122	260

Net income (loss) available to holders of common stock	$(2,166)	$(75,331)	$(84,618)	$9,076	$9,460

Basic net income (loss) per share:
Continuing operations	$(0.04)	$(1.41)	$(1.60)	$0.16	$0.15
Discontinued operations	—	—	0.00	0.00	0.00

Basic net income (loss) per share	$(0.04)	$(1.41)	$(1.60)	$0.16	$0.15

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$(1.41)	$(1.60)	$0.16	$0.15
Discontinued operations	—	—	0.00	0.00	0.00

Diluted net income (loss) per share	$(0.04)	$(1.41)	$(1.60)	$0.16	$0.15

Weighted-average shares outstanding — basic	54,089,971	53,547,670	52,861,354	56,133,355	61,511,031

Weighted-average shares outstanding — diluted	54,089,971	53,547,670	52,861,354	56,397,600	61,685,777

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$14,158	$16,752	$32,874	$28,911	$11,465
Marketable securities	$—	$1,010	$—	$4,418	$45,145
Working capital	$7,430	$10,778	$32,489	$22,046	$62,026
Total assets	$73,130	$84,527	$187,049	$242,038	$256,923
Short-term borrowings	$—	$—	$—	$19,625	$—
Long-term borrowings	$15,581	$22,506	$29,431	$—	$—
Total stockholders’ equity	$16,034	$18,123	$98,636	$172,356	$203,644

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: All amounts shown below are in thousands of U.S. Dollars, unless otherwise noted.

Overview

For our fiscal year ended June 30, 2010, financial highlights include:

•	Consolidated revenue was $168,415, down 9% from fiscal 2009, with a neutral impact from foreign currency exchange rate differences. While revenue was down from fiscal 2009, the rate of decline slowed significantly, as consolidated revenue for the second half of fiscal 2010 was approximately even with the second half of fiscal 2009.

•	Consolidated bookings for the fourth quarter were up 5%, excluding foreign currency exchange rate differences, compared with the same prior year period. This growth was driven by increased bookings in the U.S., U.K., and France.

•	Our operating loss was $523, compared with a loss of $56,449 for fiscal 2009. Our fiscal 2010 operating loss included $623 of restructuring and other charges, and our fiscal 2009 operating loss included a $40,250 goodwill impairment charge and $12,010 in restructuring and other charges.

•	We had $14,158 in cash at June 30, 2010 and generated positive cash flow from operations for fiscal 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2010 include:

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

Impairment of Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:

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

We are required to amortize intangible assets with estimable useful lives over their respective estimated useful lives to the estimated residual values and to review intangible assets with estimable useful lives for impairment in accordance with the FASB guidance for property, plant, and equipment.

Impairment of Long-Lived Assets

We account for the impairment or disposal of long-lived assets in accordance with the FASB guidance for property, plant, and equipment. Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when we have committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

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

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for future tax consequences attributable to operating loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward.

The FASB guidance for income taxes requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of the available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

We apply the FASB guidance for uncertain tax positions, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately provided for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Stock-Based Compensation

We account for stock-based compensation in accordance with the FASB guidance for stock-based compensation. For share-based payments granted subsequent to July 1, 2005, compensation expense based on the grant date fair value is recognized in our consolidated statements of operations over the requisite service period. In determining the fair value of stock options, we use the Black-Scholes option pricing model, which employs the following assumptions:

•	Expected volatility — based on historical volatilities from daily share price observations for our stock covering a period commensurate with the expected term of the options granted.

•	Expected life of the option — based on the vesting terms of the respective option and a contractual life of ten years, calculated using the “simplified method” as allowed by ASC 718-10.

•	Risk-free rate — based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the option when granted.

•	Dividend yield — based on our historical practice of electing not to pay dividends to our stockholders.

Expected volatility and the expected life of the options granted, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2008, 2009, and 2010, respectively, are set forth in Note 14, “Stock-Based Compensation,” to our consolidated financial statements contained in this Annual Report on Form 10-K. The fair value of restricted stock awards is based on the price per share of our common stock on the date of grant. We grant options to purchase our stock at fair value as of the date of grant.

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

Our revenue from services is derived principally from the following:

•	Custom Research — including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, and ad concept testing.

•	Tracking Studies — studies that regularly ask identical questions to similar demographic groups within a constant interval (once a month, once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence.

•	Service Bureau Research — data collection and other services that we perform primarily for market research industry clients.

Cost of Services

Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection, and data analysis. We maintain project personnel in North America, Europe, and Asia. Labor costs are specifically allocated to the projects they relate to. We utilize a timekeeping system that tracks the time of project personnel as incurred for each specific revenue-generating project to determine the labor costs allocable to such project.

•	Panelist Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our panelists for participating in surveys, which are earned when we receive a timely and complete survey response. Non-cash incentives in the form of points are awarded to survey respondents who register for our online panel, complete online surveys, and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to their expiration.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as-needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis, and the amortization of software developed for internal use.

Selling, General, and Administrative

Selling, general, and administrative expense includes the following:

•	payroll and related costs, including commissions, for sales and marketing professionals;

•	payroll and related costs for staff in the areas of finance, human resources, information technology, legal; and executive management, and

•	other indirect costs necessary to support the business, including among others, office rents, travel, stock-based compensation and public company costs.

Operating Income (Loss)

We calculate operating income (loss) as revenue from services less total operating expenses. Operating income (loss) represents only those amounts that relate to our consolidated operations and does not include interest income and expense, amortization of debt issuance costs, or loss on extinguishment of debt.

Provision (Benefit) for Income Taxes

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

Results of Operations

The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2010	%	2009	%	2008	%

Revenue from services	$168,415	100.0%	$184,334	100.0%	$238,723	100.0%
Operating expenses:
Cost of services	107,266	63.7	115,235	62.5	140,578	58.9
Selling, general, and administrative	54,335	32.3	65,678	35.6	83,084	34.8
Depreciation and amortization	6,714	4.0	7,610	4.1	8,526	3.6
Restructuring and other charges	623	0.4	12,010	6.5	4,609	1.9
Goodwill impairment charge	—	—	40,250	21.8	86,497	36.2

Operating loss	(523)	(0.3)	(56,449)	(30.6)	(84,571)	(35.4)
Interest and other income	(58)	(0.0)	(400)	(0.2)	(1,119)	(0.5)
Loss on extinguishment of debt	724	0.4	—	—	—	—
Interest expense	2,029	1.2	3,433	1.9	1,951	0.8

Loss from continuing operations before taxes	(3,218)	(1.9)	(59,482)	(32.3)	(85,403)	(35.8)

Provision (benefit) for income taxes	(1,052)	(0.6)	15,849	8.6	(661)	(0.3)

Loss from continuing operations	(2,166)	(1.3)	(75,331)	(40.9)	(84,742)	(35.5)
Income from discontinued operations, net of tax	—	—	—	—	124	0.1

Net loss	$(2,166)	(1.3)	$(75,331)	(40.9)	$(84,618)	(35.4)

The results of continuing operations as presented and discussed herein do not include the results of our discontinued Rent and Recruit business.

Fiscal Year Ended June 30, 2010 Versus Fiscal Year Ended June 30, 2009

Revenue from services.  Revenue from services decreased by $15,919, or 8.6%, to $168,415 for fiscal 2010 compared with fiscal 2009. As more fully described below, revenue from services was impacted by several factors. Foreign currency exchange rate differences had a neutral impact on revenue from services in fiscal 2010 compared with fiscal 2009.

North American revenue decreased by $15,165 to $117,595 for fiscal 2010 compared with fiscal 2009, a decrease of 11.4%. By country, North American revenue for fiscal 2010 was comprised of:

•	Revenue from U.S. operations of $96,942, down 14.1% compared with $112,821 for fiscal 2009 primarily due to the impact of the global recession on revenue for the first half of fiscal 2010 and declines across several of our U.S. industry sectors partially as a result of the loss of a large tracking study and the reduction in size of another.

•	Revenue from Canadian operations of $20,653, up 3.6% compared with $19,939 for fiscal 2009. In local currency (Canadian Dollar), Canadian revenue decreased by 5.8% compared with fiscal 2009. The decrease in Canadian revenue was primarily due to the impact of the global recession on revenue for the first half of fiscal 2010.

European revenue decreased by $1,039 to $45,951 for fiscal 2010 compared with fiscal 2009, a decrease of 2.2%. By country, European revenue for fiscal 2010 was comprised of:

•	Revenue from U.K. operations of $28,398, down 12.5% compared with $32,454 for fiscal 2009. In local currency (British Pound), U.K. revenue decreased by 11.0% compared with fiscal 2009. The decrease in U.K. revenue was primarily due to the decrease in scope of a large tracking study.

•	Revenue from French operations of $11,764, up 37.8% compared with $8,535 for fiscal 2009. In local currency (Euro), French revenue increased by 32.7% compared with fiscal 2009. The increase in French revenue was primarily due to revenue generated from success in selling to new clients across several industry sectors.

•	Revenue from German operations of $5,789, down 3.5% compared with $6,001 for fiscal 2009. In local currency (Euro), German revenue decreased by 6.4% compared with fiscal 2009. German revenue was essentially flat for the first nine months of fiscal 2010 compared with the same prior year period, so the overall decrease was driven by sales growth later in the fourth quarter of fiscal 2010, which had less time to convert to revenue within that same quarter.

Revenue from Asia operations increased by $284 to $4,868 for fiscal 2010, an increase of 6.2% compared with fiscal 2009. The impact of foreign exchange rate differences on Asian revenue was inconsequential compared with fiscal 2009. The increase in Asian revenue was driven primarily by the positive effects of the management changes we made in the region during fiscal 2010.

Cost of services.  Cost of services was $107,266 or 63.7% of total revenue for fiscal 2010, compared with $115,235 or 62.5% of total revenue for fiscal 2009. Cost of services as a percentage of revenue for fiscal 2010 was greater than fiscal 2009 principally due to the mix of research projects performed when compared with fiscal 2009.

Selling, general, and administrative.  Selling, general and administrative expense for fiscal 2010 was $54,335 or 32.3% of total revenue, compared with $65,678 or 35.6% of total revenue for fiscal 2009. Selling, general and administrative expense was principally impacted by the following:

•	a $5,675 decrease in payroll-related expense, driven primarily by headcount reductions taken during fiscal 2009;

•	a $1,285 decrease in stock-based compensation expense, driven primarily by the forfeiture of stock options and restricted stock upon the departure of several senior executives during fiscal 2009 and 2010;

•	a $765 decrease in office rent, driven by space reductions taken during fiscal 2009 and 2010; and

•	a $698 decrease in travel expense, driven primarily by our continued focus on controlling these costs.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories driven primarily by our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.

Depreciation and amortization.  Depreciation and amortization was $6,714 or 4.0% of total revenue for fiscal 2010, compared with $7,610 or 4.1% of total revenue for fiscal 2009. The decrease in depreciation and amortization expense for fiscal 2010 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 combined with decreased capital spending during both fiscal 2009 and 2010 as part of our overall focus on controlling costs.

Restructuring and other charges.  Restructuring and other charges were $623 or less than 1% of total revenue for fiscal 2010, compared with $12,010 or 6.5% of total revenue for fiscal 2009. There were no restructuring activities during fiscal 2010. Other charges for fiscal 2010 included costs associated with reorganizing the operational structure of our Asia operations and costs incurred to close our telephone-based data collection center in Brentford, United Kingdom. For fiscal 2009, we incurred restructuring charges of $5,657 related to headcount reductions and consolidations of leased office space at our U.S. facilities, and $6,353 of other charges, which included fees incurred for services provided by a consulting firm engaged to assist us with performance improvement and other activities, contractually obligated post-termination payments to former executives, legal fees associated with the waiver and amendment of our credit agreement due to certain financial covenant violations, a bad debt expense for a note receivable for which collectability became doubtful, and recruitment fees for senior executives. Further financial information about restructuring and other charges is included in Note 4, “Restructuring and Other Charges,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Goodwill impairment charge.  We did not incur a goodwill impairment charge during fiscal 2010. During fiscal 2009, we recognized a goodwill impairment charge of $40,250 at December 31, 2008. We completed our two-step goodwill impairment evaluation at that time, outside of our annual impairment evaluation date (June 30), after considering certain factors related to our business and the market research industry. Further financial information about goodwill impairment charges and related considerations is included in Note 8, “Goodwill,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Interest and other income.  Interest and other income was $58 or less than 1% of total revenue for fiscal 2010, compared with $400 or less than 1% of total revenue for fiscal 2009. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return during fiscal 2010 when compared with fiscal 2009.

Loss on extinguishment of debt.  We incurred a loss on extinguishment of debt of $724, of which $550 represented unamortized debt issuance costs, during fiscal 2010 as a result of amending and restating our credit agreement on June 30, 2010. We did not incur a similar loss during fiscal 2009. Further financial information about our amended and restated credit agreement is included in Note 11, “Borrowings,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Interest expense.  Interest expense was $2,029 or 1.2% of total revenue for fiscal 2010, compared with $3,433 or 1.9% of total revenue for fiscal 2009. Interest expense for fiscal 2009 included a $1,017 charge to reflect the ineffectiveness of our interest rate swap as a cash flow hedge as a result of the violation of certain financial covenants under our credit agreement. There was no such charge during fiscal 2010. The decrease in interest expense for fiscal 2010 as compared with fiscal 2009 resulted from the decline in our outstanding debt as we continue to make required principal payments.

Income taxes.  We recorded an income tax benefit of $1,052 for fiscal 2010, compared with an income tax provision of $15,849 for fiscal 2009. The tax benefit for fiscal 2010 was principally due to a U.S. tax law change which resulted in the recognition of an additional tax benefit of $1,103. In addition, a valuation allowance of approximately $300 was recorded during the three months ended June 30, 2010 against the net deferred tax assets of the U.K. operations due to the continued impact of the global recession on revenues. The tax provision for fiscal 2009 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets. A full valuation allowance continues to be recorded at June 30, 2010 against our U.S. deferred tax assets. We will continue to assess the realizability of our deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

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

North American revenue decreased by $44,762 to $132,760 for fiscal 2009 compared with fiscal 2008, a decrease of 25.2%. By country, North American revenue for fiscal 2009 was comprised of:

•	Revenue from U.S. operations of $112,821, down 26.2% compared with $152,894 for fiscal 2008. The decline in U.S. revenue was largely the result of the adverse macroeconomic trends experienced during fiscal 2009 as a result of the global recession, which caused revenue declines across the majority of our U.S. research groups compared with fiscal 2008.

•	Revenue from Canadian operations of $19,939, down 19.0% compared with $24,628 for fiscal 2008. In local currency (Canadian Dollar), Canadian revenue decreased by 5.9% compared with fiscal 2008. The decrease in Canadian revenue was principally driven by the adverse macroeconomic trends experienced during fiscal 2009 as a result of the global recession and decreases in the research budgets at several of our Canadian unit’s key clients.

European revenue decreased by $11,691 to $46,990 for fiscal 2009 compared with fiscal 2008, a decrease of 19.9%. By country, European revenue for fiscal 2009 was comprised of:

•	Revenue from U.K. operations of $32,454, down 25.9% compared with $43,771 for fiscal 2008. In local currency (British Pound), U.K. revenue decreased by 7.5% compared with fiscal 2008. The decrease was primarily due to the adverse macroeconomic trends experienced during fiscal 2009 as a result of the global recession.

•	Revenue from French operations of $8,535, up 9.1% compared with $7,823 for fiscal 2008. In local currency (Euro), French revenue increased by 18.0% compared with fiscal 2008. The increase in French revenue was principally driven by growth within the healthcare and consumer research groups.

•	Revenue from German operations of $6,001, down 15.3% compared with $7,087 for fiscal 2008. In local currency (Euro), German revenue decreased by 12.6% compared with fiscal 2008. The decrease in German revenue was principally driven by decreases in the research budgets at several of our German unit’s key clients.

Revenue from Asia operations increased by $2,064 to $4,584 for fiscal 2009, an increase of 81.9% compared with fiscal 2008. The impact of the foreign exchange rate on Asian revenue was inconsequential compared with fiscal 2008. The increase in Asian revenue was principally impacted by increased focus on driving business with clients in the pharmaceutical, telecommunications and hotel industries.

Cost of services.  Cost of services was $115,235 or 62.5% of total revenue for fiscal 2009, compared with $140,578 or 58.9% of total revenue for fiscal 2008. Cost of services was impacted by the declines in revenue discussed above, the headcount reductions taken throughout fiscal 2009, as more fully described in Note 4, “Restructuring and Other Charges,” to our consolidated financial statements contained in this Annual Report on Form 10-K, and the differing types of custom research projects performed in fiscal 2009 compared with fiscal 2008. Cost of services as a percentage of revenue for fiscal 2009 was greater than fiscal 2008 given the pace of the declines in revenue relative to the timing of our cost reductions.

Selling, general, and administrative.  Selling, general and administrative expense for fiscal 2009 was $65,678 or 35.6% of total revenue for fiscal 2009, compared with $83,084 or 34.8% of total revenue for fiscal 2008. Selling, general and administrative expense was principally impacted by the following:

•	a $9,548 decrease in payroll-related expense, driven primarily by headcount reductions taken throughout this fiscal year;

•	a $2,126 decrease in stock-based compensation expense, driven primarily by the forfeiture of stock options and restricted stock upon the departure of several senior executives from the prior management team throughout fiscal 2009;

•	a $1,965 decrease in travel expense, driven primarily by our continued focus on controlling these costs; and

•	a $942 decrease in office rent, driven by space reductions taken during fiscal 2008 and 2009.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories driven primarily by the continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business in fiscal 2009.

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

Restructuring and other charges.  For fiscal 2009, we incurred restructuring charges of $5,657 related to headcount reductions and consolidations of leased office space at our U.S. facilities, and $6,353 of other charges, which included fees incurred for services provided by a consulting firm engaged to assist us with performance improvement and other activities, contractually obligated post-termination payments to former executives, legal fees associated with the waiver and amendment of our credit agreement due to certain financial covenant violations, a bad debt expense for a note receivable for which collectability became doubtful, and recruitment fees for senior executives. For fiscal 2008, we incurred restructuring charges of $2,263 related to headcount reductions and consolidations of leased office space at our U.S. facilities, and $2,346 of other charges, which included contractually obligated payments to a former executive and fees incurred in connection with a decision by the Board to investigate strategic alternatives available to us. Further financial information about restructuring and other charges is included in Note 4, “Restructuring and Other Charges,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Goodwill impairment charge.  During fiscal 2009, we recognized a goodwill impairment charge of $40,250 at December 31, 2008. We completed our two-step goodwill impairment evaluation at that time, outside of our annual impairment evaluation date (June 30), after considering certain factors related to our business and the market research industry. For fiscal 2008, we recognized a goodwill impairment charge of $86,497 at June 30, 2008 after completing our annual two-step goodwill impairment evaluation. Further financial information about goodwill impairment charges and related considerations is included in Note 8, “Goodwill,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Interest and other income.  Interest and other income was $400 or less than 1% of total revenue for fiscal 2009, compared with $1,119 or less than 1% of total revenue for fiscal 2008. The decrease in interest and other income was principally the result of having a lower average cash balance and lower rate of return for fiscal 2009 when compared with fiscal 2008.

Interest expense.  Interest expense was $3,433 or 1.9% of total revenue for fiscal 2009, compared with $1,951 or less than 1% of total revenue for fiscal 2008. The increase in interest expense was principally the result of a $1,017 charge recorded during fiscal 2009 to reflect the ineffectiveness of our interest rate swap as a cash flow hedge during the second and third quarters of fiscal 2009, along with an increase in the applicable spread under our credit facilities from 0.875% to 5.00%, each as a result of the covenant violations and subsequent waivers and amendments to our credit agreement during fiscal 2009.

Income taxes.  We recorded an income tax provision of $15,849 for fiscal 2009, compared with an income tax benefit of $(661) for fiscal 2008. The tax provision for fiscal 2009 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets.

Significant Factors Affecting Company Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for continuing operations, by quarter, for the fiscal years ended June 30, 2009 and 2010, were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	FY2009	FY2009	FY2009	FY2009	FY2010	FY2010	FY2010	FY2010

Bookings	$43.5	$48.6	$37.9	$36.3	$32.7	$53.2	$44.7	$35.7
Secured revenue	$60.1	$58.0	$56.0	$48.8	$42.5	$51.1	$54.6	$46.6

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

Bookings for the three months ended June 30, 2010 were $35.7 million, compared with $36.3 million for the same prior year period. Excluding foreign exchange rate differences, bookings were up 5% over the same prior year period. The increase in bookings in local currency compared with the same prior year period was principally driven by the following:

•	U.S. bookings increased 2%, driven by increases in the technology, media, and telecom industry sector as a result of new leadership and sales resources, and the financial services industry sector as a result of our sales push during the fourth quarter. These increases were offset, in part, by a decline in the healthcare industry sector due to that group requiring more time to rebuild its sales pipeline.

•	U.K. bookings increased 22%, driven primarily by the timing of a large, recurring tracking study that was sold during the fourth quarter of fiscal 2010, compared with the third quarter of fiscal 2009.

•	French bookings increased 8%, due primarily to success in selling to new clients across several industry sectors.

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

Secured revenue for the three months ended June 30, 2010 was $46.6 million, compared with $48.8 million for the same prior year period. The decrease was due primarily to the loss of a large tracking study and the reduction in size of another earlier in the fiscal year, along with a $1.0 million unfavorable foreign exchange rate impact compared with the same prior year period.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities, for the fiscal years ended June 30:

	2010	2009	2008

Net cash provided by (used in) operating activities	$6,461	$(4,334)	$17,972
Net cash used in investing activities	(631)	(2,256)	(20,813)
Net cash provided by (used in) financing activities	(7,031)	(8,015)	6,436

Net cash provided by (used in) operating activities.  Net cash provided by operating activities was $6,461 for fiscal 2010, compared with $4,334 used in operating activities for the same prior year period. The change was principally the result of a decrease in the net loss for fiscal 2010 when compared with fiscal 2009, along with timing differences in cash payments and receipts when compared with fiscal 2009.

Net cash used in operating activities was $4,334 for fiscal 2009, compared with $17,972 provided by operating activities for fiscal 2008. The change from fiscal 2008 was principally the result of our net loss for fiscal 2009 and decreases in accounts payable and accrued expenses, many of which were project-related and were impacted by fiscal 2009 revenue declines, partially offset by decreases in accounts receivable and unbilled receivables.

Net cash used in investing activities.  Net cash used in investing activities was $631 for fiscal 2010, compared with $2,256 for fiscal 2009. The change from the same prior year period was principally the result of an increase in the net proceeds from the maturities and sales of marketable securities to $998 for fiscal 2010, offset by an increase in capital expenditures from $1,241 for fiscal 2009 to $1,629 for fiscal 2010 as a result of leasehold improvements made to our U.K. office space.

Net cash used in investing activities was $2,256 for fiscal 2009, compared with $20,813 for fiscal 2008. This change was principally the result of having no cash outlay for acquisitions during fiscal 2009, compared with $21,727 used during fiscal 2008 for acquisitions, and $1,015 in net purchases of marketable securities during fiscal 2009, compared with net proceeds from the maturities and sales of marketable securities of $4,420 during fiscal 2008.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $7,031 for fiscal 2010, compared with $8,015 for fiscal 2009. This change was principally the result of a decrease in the costs associated with modifications to our credit agreement from $1,274 in fiscal 2009 to $296 in fiscal 2010.

Net cash used in financing activities was $8,015 for fiscal 2009, compared with $6,436 provided by financing activities for fiscal 2008. This change was partially the result of having no borrowings during fiscal 2009, compared with $14,525 in net borrowings for fiscal 2008, and a $1,723 decrease in repayments of outstanding borrowings for fiscal 2009 when compared with fiscal 2008. In addition, fiscal 2009 included $1,274 in cash used to pay the costs associated with amendments to our credit agreement.

Working Capital

At June 30, 2010, we had cash, cash equivalents, and marketable securities of $14,158, compared with $17,762 at June 30, 2009. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. We must maintain a minimum cash balance of the greater of $5,000 and 1.2 times the amount of borrowings we make under the revolving line that is part of our credit facilities (including outstanding letters of credit). While we believe that our available sources of cash, including funds available through our revolving line, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $2,500 and $3,500 during the fiscal year ending June 30, 2011.

Credit Facilities

On June 30, 2010, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”), as Administrative Agent (the “Administrative Agent”) and Issuing Bank (the “Issuing Bank”), and the Lenders party thereto (the “Lenders”). The Amended and Restated Credit Agreement supersedes and replaces the Credit Agreement, dated September 21, 2007, as amended on December 31, 2008, March 6, 2009 and May 6, 2009 (the “Original Credit Agreement”), by and among us, JPMC, as Administrative Agent, and the Lenders party thereto. Pursuant to the Amended and Restated Credit Agreement, the Lenders made available credit facilities (the “Credit Facilities”) in the form of a $5,000 revolving line of credit (the “Revolving Line”) and a $15,581 term loan (the “New Term Loan”), as more fully described in Note 11, “Borrowings,” to our consolidated financial statements included in this Annual Report on Form 10-K. The Credit Facilities replace existing credit arrangements under the Original Credit Agreement. Amounts outstanding under the Original Credit Agreement were treated as extinguished for accounting purposes and accordingly, a loss on extinguishment of $724, of which $550 represented unamortized debt issuance costs, was recorded in our consolidated statement of operations at June 30, 2010.

The Amended and Restated Credit Agreement contains various representations and warranties, events of default, and financial and other covenants, including covenants regarding maintenance of a certain minimum cash balance and certain consolidated interest coverage and leverage ratios. At June 30, 2010, we were in compliance with all of the covenants under the Amended and Restated Credit Agreement.

The required principal repayments under the Amended and Restated Credit Agreement for each of the four succeeding fiscal years are set forth in Note 11, Borrowings,” to our consolidated financial statements included in this Annual Report on Form 10-K. At June 30, 2010, we had no outstanding borrowings under our Revolving Line and $381 of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the Revolving Line that is available for future borrowings.

Interest Rate Swap

Effective September 21, 2007, we entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the LIBOR rates on the term loans under the Original Credit Agreement at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matched the LIBOR base rate paid on the term loans since both used three-month LIBOR. The swap had an initial notional value of $34,625, which declined as payments were made on the term loans so that the amount outstanding under those term loans and the notional amount of the swap were always equal.

As a result of the Amended and Restated Credit Agreement, we modified the terms of our interest rate swap to ensure that the notional amount of the swap matches the outstanding amount of the New Term Loan and the three-month LIBOR rate received on the swap matches the base rate on the New Term Loan. The term of the interest rate swap was extended through September 30, 2013 to be consistent with the maturity date of the New Term Loan. As a result of these modifications, we re-designated the interest rate swap as a cash flow hedge and determined it to be highly effective at that time. The modifications effectively fixed the floating LIBOR interest portion of the rates on the New Term Loan at 4.32% through September 30, 2013.

The interest rate swap had a notional amount of $15,581 at June 30, 2010, which was the same as the outstanding amount of the New Term Loan.

At June 30, 2010, we recorded a liability of $889 in the “Other liabilities” line item of our consolidated balance sheet to reflect the fair value of the interest rate swap. As the interest rate swap was effective at June 30, 2010, changes in the fair value of the interest rate swap continue to be recorded through other comprehensive income, with any ineffectiveness recorded through interest expense.

Off-Balance Sheet Risk Disclosure

At June 30, 2010 and 2009, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our consolidated contractual obligations and other commercial commitments at June 30, 2010 are as follows (amounts in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$15,581	$4,794	$9,588	$1,199	$—
Interest obligations on long-term debt(1)	2,446	1,250	1,196	—	—
Operating lease obligations	25,124	5,434	8,762	8,073	2,855
Other long-term liabilities(2)	146	12	134	—	—

Total	$43,297	$11,490	$19,680	$9,272	$2,855

(1)	Interest obligations shown above were derived using an interest rate of 9.07%. This rate is a combination of the 4.32% that is fixed by our interest rate swap, and the 4.75% additional spread based on a pricing grid tied to our consolidated leverage ratio. These rates are more fully described in Note 11, “Borrowings,” to the consolidated financial statements contained in this Annual Report on Form 10-K.

(2)	Amounts in the “1-3 Years” category include $122 for liabilities associated with uncertain tax positions, determined in accordance with the FASB guidance for uncertain tax positions, as more fully described in Note 16, “Income Taxes,” to the consolidated financial statements contained in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

See “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted” in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2010, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At June 30, 2010, we had outstanding debt under our credit facilities of $15,581. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is determined quarterly using a pricing grid based on our consolidated total leverage ratio. At June 30, 2010, the additional applicable margin was 4.75%, resulting in an effective interest rate of 9.07% on our outstanding debt.

Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at June 30, 2010 would have increased the fair value of the interest rate swap by $227 and each 1% decrease from prevailing interest rates at June 30, 2010 would have decreased the fair value of the interest rate swap by $261.

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

We performed a sensitivity analysis at June 30, 2010. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
August 31, 2010

HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$14,158	$16,752
Marketable securities	—	1,010
Accounts receivable, less allowances of $641 and $779, respectively	23,735	23,163
Unbilled receivables	7,566	6,520
Prepaid expenses and other current assets	3,722	7,244
Deferred tax assets	375	632

Total current assets	49,556	55,321
Property, plant and equipment, net	5,626	8,015
Other intangibles, net	16,382	18,540
Deferred tax assets	—	284
Other assets	1,566	2,367

Total assets	$73,130	$84,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,952	$6,738
Accrued expenses	16,768	18,349
Current portion of outstanding debt	4,794	6,925
Deferred revenue	11,612	12,531

Total current liabilities	42,126	44,543
Long-term debt	10,787	15,581
Deferred tax liabilities	2,391	3,163
Other long-term liabilities	1,792	3,117
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,465,449 shares issued and outstanding at June 30, 2010 and 53,964,482 shares issued and outstanding at June 30, 2009	54	54
Additional paid-in capital	185,726	184,860
Accumulated other comprehensive income	2,558	3,347
Accumulated deficit	(172,304)	(170,138)

Total stockholders’ equity	16,034	18,123

Total liabilities and stockholders’ equity	$73,130	$84,527

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2010	2009	2008

Revenue from services	$168,415	$184,334	$238,723
Operating expenses:
Cost of services	107,266	115,235	140,578
Selling, general, and administrative	54,335	65,678	83,084
Depreciation and amortization	6,714	7,610	8,526
Restructuring and other charges	623	12,010	4,609
Goodwill impairment charge	—	40,250	86,497

Total operating expenses	168,938	240,783	323,294

Operating loss	(523)	(56,449)	(84,571)
Interest and other income	(58)	(400)	(1,119)
Loss on extinguishment of debt	724	—	—
Interest expense	2,029	3,433	1,951

Loss from continuing operations before income taxes	(3,218)	(59,482)	(85,403)

Provision (benefit) for income taxes	(1,052)	15,849	(661)

Loss from continuing operations	(2,166)	(75,331)	(84,742)
Income from discontinued operations, net of provision for income taxes	—	—	124

Net loss	$(2,166)	$(75,331)	$(84,618)

Basic and diluted net loss per share:
Continuing operations	$(0.04)	$(1.41)	$(1.60)
Discontinued operations	—	—	0.00

Basic and diluted net loss per share	$(0.04)	$(1.41)	$(1.60)

Weighted-average shares outstanding — basic and diluted	54,089,971	53,547,670	52,861,354

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(2,166)	$(75,331)	$(84,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	8,145	9,125	10,042
Deferred taxes	(276)	16,831	(1,702)
Stock-based compensation	680	1,965	4,091
Goodwill impairment charge	—	40,250	86,497
Non-cash portion of loss on extinguishment of debt	550	—	—
401(k) stock-based matching contribution	—	—	951
Bad debt expense	—	532	548
Amortization of deferred financing costs	442	479	114
Amortization of premium on marketable securities	2	4	—
Gain on sale of discontinued operations	—	—	(220)
(Increase) decrease in assets, net of acquisitions —
Accounts receivable	(1,254)	9,339	4,888
Unbilled receivables	(1,530)	4,199	918
Prepaid expenses and other current assets	2,051	(235)	(2,529)
Other assets	(153)	(559)	(241)
(Decrease) increase in liabilities, net of acquisitions —
Accounts payable	2,482	(2,307)	(352)
Accrued expenses	(636)	(6,096)	1,292
Deferred revenue	(847)	(3,326)	(2,034)
Other liabilities	(1,029)	796	388
Net cash used in operating activities of discontinued operations	—	—	(61)

Net cash provided by (used in) operating activities	6,461	(4,334)	17,972

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(21,727)
Purchase of marketable securities	—	(3,703)	(15,000)
Proceeds from maturities and sales of marketable securities	998	2,688	19,420
Capital expenditures	(1,629)	(1,241)	(3,704)
Proceeds from sale of discontinued operations and assets held for sale	—	—	219
Net cash used in investing activities of discontinued operations	—	—	(21)

Net cash used in investing activities	(631)	(2,256)	(20,813)

Cash flows from financing activities:
Increases in borrowings, net of financing costs	—	—	14,525
Credit agreement amendment financing costs	(296)	(1,274)	—
Repayments of borrowings	(6,925)	(6,925)	(8,648)
Proceeds from exercise of employee stock options and employee stock purchases	190	184	526
Excess tax benefits from share-based payment awards	—	—	33

Net cash provided by (used in) financing activities	(7,031)	(8,015)	6,436

Effect of exchange rate changes on cash and cash equivalents	(1,393)	(1,517)	368

Net increase (decrease) in cash and cash equivalents	(2,594)	(16,122)	3,963
Cash and cash equivalents at beginning of period	16,752	32,874	28,911

Cash and cash equivalents at end of period	$14,158	$16,752	$32,874

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional	Other		Total
	Outstanding		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at July 1, 2007	52,834	$53	$177,169	$5,392	$(10,258)	$172,356
Comprehensive income (loss):
Net loss					(84,618)	(84,618)
Change in fair value of interest rate swap, net of tax				(516)		(516)
Unrealized gain on marketable securities				7		7
Foreign currency translation				5,797		5,797

Total comprehensive loss						(79,330)

Adjustment for initial implementation of guidance on uncertain tax positions					69	69
Issuance of stock for restricted stock grants and exercise of options	423	1	17			18
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	251		579			579
Issuance of common stock under 401(k) Plan	276		951			951
Income tax shortfall on exercise of stock options			(98)			(98)
Stock-based compensation expense			4,091			4,091

Balance at June 30, 2008	53,784	$54	$182,709	$10,680	$(94,807)	$98,636
Comprehensive income (loss):
Net loss					(75,331)	(75,331)
Change in fair value of interest rate swap				244		244
Actuarial loss on postretirement obligation				(61)		(61)
Unrealized gain on marketable securities				12		12
Foreign currency translation				(7,528)		(7,528)

Total comprehensive loss						(82,664)

Issuance of stock for restricted stock grants and exercise of options	(229)		(4)			(4)
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	409		190			190
Stock-based compensation expense			1,965			1,965

Balance at June 30, 2009	53,964	$54	$184,860	$3,347	$(170,138)	$18,123
Comprehensive income (loss):
Net loss					(2,166)	(2,166)
Change in fair value of interest rate swap				(33)		(33)
Change in postretirement obligation, net of tax				242		242
Unrealized loss on marketable securities				(10)		(10)
Foreign currency translation				(988)		(988)

Total comprehensive loss						(2,955)

Issuance of stock for restricted stock grants and exercise of options	109
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	392		186			186
Stock-based compensation expense			680			680

Balance at June 30, 2010	54,465	$54	$185,726	$2,558	$(172,304)	$16,034

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2010, 2009, and 2008

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with a remaining maturity of three months or less at date of purchase.

Marketable Securities

The Company accounts for its investments in accordance with the FASB guidance for debt and equity securities. Investments for all periods presented have been classified as available-for-sale securities. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses, as well as interest and dividends on available-for-sale securities, are included in interest and other income. The cost of securities sold is based on the specific identification method.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

is provided for in the consolidated financial statements and is monitored by management to ensure that it is consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large client base. For fiscal years 2010, 2009, and 2008, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

In accordance with the FASB guidance for leases, leasehold improvements are amortized using the straight-line method over the lesser of estimated useful life of the assets or term of the underlying lease arrangements.

Business Combinations

Acquisitions are accounted for under the purchase method of accounting pursuant to the FASB guidance for business combinations. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill and identifiable intangible assets are valued separately and amortized over their expected useful life.

Goodwill

The FASB guidance on goodwill requires the Company to test its goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair market value of its single reporting unit. If the Company determines that the fair value of its reporting unit is less than its carrying amount, absent other facts to the contrary, an impairment charge must be recognized for the associated goodwill of the reporting unit against earnings in its consolidated financial statements. As the Company has one reportable segment, it utilizes the entity-wide approach for assessing goodwill.

Goodwill is evaluated for impairment using the two-step process as prescribed in the FASB guidance. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for its reporting unit, the Company uses the fair value of the cash flows that its reporting unit can be expected to generate in the future. This valuation method requires management to project revenues,

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of the FASB guidance for internally developed software, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in the FASB guidance are included in other assets in the consolidated balance sheet and amounted to $2,146 and $2,480 at June 30, 2010 and 2009, respectively. Amortization expense related to these costs amounted to $1,430, $1,515, and $1,515 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

Long-Lived Assets

In accordance with the FASB guidance for property, plant, and equipment, the Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, based on undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

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

Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. The following assumptions are key to the Company’s income approach:

•	Business Projections — The Company makes assumptions about the level of demand for its services in the marketplace. These assumptions drive the Company’s planning assumptions for revenue growth. The Company also makes assumptions about its cost levels. These assumptions are key inputs for developing the Company’s cash flow projections. These projections are derived using the Company’s internal business plans.

•	Growth Rate — The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

•	Economic Projections — Assumptions regarding general economic conditions are included in and affect the Company’s assumptions regarding revenue from services. These macroeconomic assumptions include inflation, interest rates, and foreign currency exchange rates.

During the three months ended December 31, 2008, as a result of the factors discussed in Note 8, “Goodwill”, the Company tested its asset groups for recoverability. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, the Company did not record an impairment charge for any of its long-lived assets during the three months ended December 31, 2008. No additional facts and circumstances arose during fiscal 2009 or 2010 to cause the Company to change this conclusion.

Fair Value of Financial Instruments

On July 1, 2008, the Company adopted the FASB guidance for fair value measurements, which defines fair value, establishes a fair value hierarchy and requires expanded disclosures about fair value measurements. On this same date, the Company adopted additional FASB guidance for fair value measurements which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets and liabilities existing at July 1, 2008 which had not previously been carried at fair value. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by this guidance. To date, adopting the FASB guidance for fair value measurements has not had a material impact to the Company’s consolidated financial statements.

The fair value of the Company’s cash equivalents and available for sale marketable securities is derived from quoted market prices for similar instruments, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services. The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair value. The Company had $15,581 of outstanding debt at June 30, 2010 under its credit facilities, which is considered a financial instrument. The carrying amount of this debt approximates its fair value as the rate of interest on the Company’s term loans that are outstanding under its credit facilities reflect current market rates of interest for similar instruments with comparable maturities.

Derivative Financial Instruments

The Company uses an interest rate swap to manage the economic effect of the variable interest obligation on the outstanding debt under its credit agreement so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense.

The Company accounts for its interest rate swap in accordance with the FASB guidance for derivatives and hedging. The Company records the interest rate swap’s fair value in other assets or liabilities in its consolidated balance sheet. The effective portion of the change in the interest rate swap’s fair value is recorded as a component of accumulated other comprehensive income and is recorded as interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value is recognized in interest expense in the period of the change.

The Company determined its interest rate swap to be a highly effective cash flow hedge at inception and evaluates the swap’s continued effectiveness on a quarterly basis. If it is determined that the interest rate swap is no longer a highly effective cash flow hedge, the Company will discontinue hedge accounting and recognize all subsequent changes in fair value in its results of operations.

Post-employment Payments

The Company has entered into employment and letter agreements with certain of its executives which obligate the Company to make post-employment payments for varying periods of time and under terms and circumstances set forth in these agreements. In part, the payments are in consideration for obligations of the executives not to compete with the Company after termination of their employment, and in part, the payments relate to other relationships between the parties. The Company accounts for its obligations under these agreements in accordance with the FASB guidance for non-retirement post-employment benefits.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

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

In accordance with the FASB guidance for revenue recognition, revenue includes amounts billed to clients for subcontractor costs incurred in the completion of surveys and reflects reductions offered to clients in the form of rebates and reimbursements of out-of-pocket expenses related to service contracts.

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

In addition, certain of the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives in the period in which they are earned.

Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Such expenses amounted to $871, $1,511, and $2,179 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

Stock-Based Compensation

The FASB guidance for stock-based compensation requires that all share-based payments to employees after July 1, 2005, including employee stock options and shares issued to employees under the Company’s Employee Stock Purchase Plans, be recognized in the financial statements as stock-based compensation expense based on their fair value on the date of grant using an option-pricing model, such as the Black-Scholes model. The guidance also requires that the Company estimate forfeitures when recognizing stock-based compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized stock-based compensation expense to be recognized in future periods.

A deferred tax asset is recorded on the stock-based compensation expense required to be accrued under the FASB guidance. A current income tax deduction arises at the time of vesting (restricted stock) or exercise (stock options). In the event the current income tax deduction is greater or less than the associated deferred tax asset, the difference is required to be charged first to the windfall tax benefit pool. In the event that there is not an adequate pool of windfall tax benefits, the shortfall is charged to expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall benefits as permitted by the FASB guidance.

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded as a component of the gain or loss recognized upon extinguishment. Unamortized debt issuance costs are recorded in other assets in the consolidated balance sheet.

Income Taxes

The Company follows the asset and liability approach to account for income taxes in accordance with the FASB guidance for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has not provided U.S. deferred income taxes applicable to the unremitted earnings of its foreign subsidiaries, as these amounts are considered to be indefinitely reinvested outside the U.S.

On July 1, 2007, the Company adopted the FASB guidance on uncertain tax positions, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return and which is now incorporated into the FASB guidance for income taxes. Applying the two-step approach, the Company first determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that the Company measures the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line of its consolidated statements of operations.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

Net Income (Loss) Per Share

In accordance with the FASB guidance on earnings per share, basic net income (loss) per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options, net of average unrecognized stock-based compensation expense for stock options and restricted stock, and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.

Foreign Currency Translation

For the Company’s subsidiaries located outside of the United States, the local currency is the functional currency. In accordance with FASB guidance on foreign currency matters, the financial statements of those subsidiaries are translated into U.S. Dollars as follows. Consolidated assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Consolidated income, expenses and cash flows are translated at the average exchange rates for each period and stockholders’ equity is translated using historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with the FASB guidance on comprehensive income. Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of changes in the fair value of the Company’s interest rate swap, any unrealized holding gain (loss) on available-for-sale marketable securities, and the foreign currency translation adjustments from those subsidiaries not using the U.S. Dollar as their functional currency.

Segment Reporting

The Company reports segment information in accordance with the FASB guidance on segment reporting. The Company operates a globally consistent business model, offering custom market research to its customers in the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. However, the Company maintains global leaders for the majority of its critical business processes, and the most significant performance evaluations and resource allocations made on a global basis by the Company’s chief operating decision-maker. Accordingly, the Company has concluded that it has one reportable segment.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, is now part of Accounting Standards Codification (“ASC”) 860. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. The Company adopted the new guidance on July 1, 2010 and adoption did not have a material impact on the Company’s consolidated financial statements.

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), is now part of ASC 810. The revised guidance will significantly affect the overall consolidation analysis and is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted the revised guidance on July 1, 2010 and adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than guidance for publicly-traded companies issued by the Securities and Exchange Commission) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s consolidated financial statements.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset; the quoted prices for similar liabilities or similar liabilities when traded as assets; and/or another valuation technique that is

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

2.	Summary of Significant Accounting Policies — (Continued)

consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance was effective for interim and annual periods beginning after August 26, 2009. The Company adopted the new guidance on October 1, 2009 and adoption did not have a material effect on its consolidated financial statements.

Fair Value Disclosures

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the disclosures involving Level 1 and Level 2 fair value measurements on January 1, 2010, and adoption did not have a material effect on its consolidated financial statements. The Company will adopt the disclosures involving Level 3 fair value measurements on January 1, 2011 and does not expect adoption to have a material effect on its consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard was effective for interim and annual reporting periods ending after June 15, 2009 and the Company adopted it on June 30, 2009. In February 2010, the FASB issued ASU 2010-09, Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is a filer with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the Securities and Exchange Commission’s requirements. All of the amendments in ASU 2010-09 that are applicable to the Company are effective upon issuance. The Company’s adoption of this update during the three months ended March 31, 2010 did not have a material effect on its consolidated financial statements.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

3.	Business Combinations — (Continued)

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

This acquisition was accounted for under the purchase method and was included in the Company’s consolidated financial statements effective August 1, 2007. The Company recorded $8,361 in goodwill, $11,858 in intangible assets and a deferred tax liability of $3,915 related to the acquisition, along with the other tangible assets acquired and liabilities assumed. The goodwill is not deductible for tax purposes. The intangible assets consisted of customer relationships, an Internet respondent database, and trade names with assigned values of $11,617, $145, and $96, respectively, and useful lives (in years) of 10, 2 and 1, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

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

Effective January 1, 2009, the Company, Canco, and the Decima Sellers entered into an Amendment to the Share Purchase Agreement (the “Decima Amendment”). Material terms of the Decima Amendment are as follows:

•	The Decima Short Term Earn-Out and the Decima Long Term Earn-Out were replaced by a post-closing payment of CAD$2,000 (the “New Decima Post-Closing Payment”), payable in installments as follows: (a) CAD$250 on January 1, 2009, (b) CAD$250 on June 30, 2009, and (c) CAD$500 on each of June 30, 2010, 2011 and 2012. The installments due and owing through June 30, 2010 have been paid.

•	The installments of the New Decima Post-Closing Payment are subject to a formula-based, automatic reduction if any of the Decima Sellers (other than Bruce A. Anderson, the former president of Decima) voluntarily or otherwise terminates his or her employment with Decima prior to June 30, 2012.

•	Canco will cause Decima to implement a performance incentive bonus plan providing for payment of performance bonuses in an annual aggregate maximum of CAD$500 in each of fiscal years 2009-2012, subject to achievement of budgeted and projected EBITDA levels.

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

Years Ended June 30, 2010, 2009, and 2008

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

In addition to the up-front purchase price, the Marketshare Purchase Agreement provided for contingent consideration in the form of long-term earn-out payments (“Marketshare Long-Term Earn-Out”). Marketshare Long-Term Earn-Out payments will be due if Marketshare achieves growth and profitability expectations with respect to periods ending June 30 of each of 2008, 2009, 2010, 2011, and 2012. Such payments are targeted to total $1,800 but are contingent and uncapped. Contingent payments under the earn-out arrangement described above will be allocated to goodwill during the period in which it becomes probable that the contingent payments will be made. The Long-Term Earn-Out targets for the periods ended June 30, 2010, 2009, and 2008 were not achieved.

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

Years Ended June 30, 2010, 2009, and 2008

4.	Restructuring and Other Charges — (Continued)

92 full-time employees and announced plans to reduce headcount at its U.K. facilities by 25 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions were $2,656 and $389, respectively, all of which involved cash payments. The reductions in staff were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and May 2009 in the U.K. The related cash payments were completed by June 2009 in the U.K. and March 2010 in the U.S.

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

Previously, during the second quarter of fiscal 2009, the Company took actions to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by 78 full-time employees and incurred $2,261 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2008. All actions were completed by December 2008 and the related cash payments were completed in December 2009.

Additionally during the second quarter of fiscal 2009, the Company substantially vacated leased space at 135 Corporate Woods. The Company incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed by December 2008. The related cash payments were completed in June 2010.

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

Years Ended June 30, 2010, 2009, and 2008

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

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2010	2009	2008

Severance obligations	$—	$5,306	$1,556
Lease commitments	—	894	771
Reversals of prior accruals	—	(543)	(64)

	$—	$5,657	$2,263

The following table summarizes activity during fiscal 2010 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs	Changes in	Cash	Non-Cash	June 30,
	2009	Incurred	Estimate	Payments	Settlements	2010

Severance payments	$1,225	$—	$(7)	$(1,218)	$—	$—
Lease commitments	992	—	—	(584)	—	408

Remaining reserve	$2,217	$—	$(7)	$(1,802)	$—	$408

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

4.	Restructuring and Other Charges — (Continued)

The changes in estimate noted above were the result of certain outplacement benefits that expired unused.

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations for the fiscal years ended June 30, 2010, 2009, and 2008 included the following:

•	Contractually obligated payments to former executives — In connection with their departures from the Company during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo and David B. Vaden became entitled to certain contractually obligated cash payments. The cash payments to Mr. Novak will be completed in December 2010, while the cash payments to Messrs. Salluzzo and Vaden were completed in December 2009 and February 2010, respectively.

During fiscal 2008, the Company incurred $762 in severance charges for Leonard R. Bayer, its former Executive Vice President, Chief Scientist and Chief Technology Officer, in connection with his retirement, which was effective March 31, 2008.

•	Consultant fees — During fiscal 2009, the Company incurred fees for services rendered by a consulting firm related to, among others, performance improvement initiatives, bank negotiations, and an interim CFO arrangement, the details of which are described in Note 21, “Related-Party Transactions,” to these consolidated financial statements.

•	Cost of reviewing strategic alternatives — During fiscal 2008, the Company incurred legal, accounting, banking, and other costs in connection with a decision by the Company’s board of directors (the “Board”) to investigate strategic alternatives available to the Company. After retaining an investment bank to assist with this process and considering the results of the investigations, the Board determined that it was in the best interests of the Company’s stockholders to discontinue the process.

•	Other — For fiscal 2010, “Other” included costs associated with reorganizing the operational structure of the Company’s Asia operations and costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom. For fiscal 2009, “Other” included bad debt expense for a note receivable for which collectability became doubtful, recruitment fees for senior executives, and legal fees associated with the waiver and amendments to the Company’s credit agreement due to certain financial covenant violations.

	2010	2009	2008

Consultant fees	$—	$3,095	$—
Contractually obligated payments to former executives	—	1,997	762
Cost of reviewing strategic alternatives	—	—	1,584
Other	623	1,261	—

	$623	$6,353	$2,346

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

5.	Fair Value Measurements

The hierarchy for inputs used in measuring fair value for financial assets and liabilities maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:

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

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30:

	Recurring Fair Value Measurements
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

At June 30, 2010
Financial assets:
Cash equivalents	$—	$—	$—	$—
Available for sale marketable securities	—	—	—	—
Financial liabilities:
Interest rate swap contract	$—	$889	$—	$889
At June 30, 2009
Financial assets:
Cash equivalents	$—	$2,720	$—	$2,720
Available for sale marketable securities	—	1,010	—	1,010
Financial liabilities:
Interest rate swap contract	$—	$1,351	$—	$1,351

The Company’s fair value hierarchy at June 30, 2010 is consistent with its fair value hierarchy at June 30, 2009.

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

At June 30, 2010, the Company had no marketable securities. At June 30, 2009, the Company’s marketable securities consisted solely of government securities classified as available for sale. The

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

6.	Marketable Securities — (Continued)

cost basis of the securities was $1,000, their fair value was $1,010, and they reached maturity during fiscal 2010.

There were no gross unrealized gains or losses on available-for-sale securities at June 30, 2010 and 2009, nor were there any realized gains or losses from sales of available-for-sale securities during the fiscal years ended June 30, 2010 and 2009.

7.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2010	2009

Furniture and fixtures	$7,168	$7,354
Equipment	34,683	35,141
Leasehold improvements	11,738	12,058

	53,589	54,553
Accumulated depreciation	(47,963)	(46,538)

	$5,626	$8,015

Depreciation expense on property, plant and equipment amounted to $3,911, $4,634, and $5,087 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

8.	Goodwill

The Company had no goodwill at June 30, 2010.

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

As part of its closing process for the three months ended December 31, 2008, the Company considered the following factors in determining whether an impairment review outside of its annual impairment evaluation date was necessary:

•	operating losses in its single reporting unit for the fiscal quarters ended September 30, 2008 and December 31, 2008;

•	potential declines in market research spending for calendar year 2009 based on industry forecasts from Inside Research;

•	headcount reductions and related charges as announced in October and December 2008, the details of which are described in Note 4, “Restructuring and Other Charges,” to these consolidated financial statements; and

•	a 62% decline in the Company’s per share stock price from $1.73 at September 30, 2008 to $0.65 at December 31, 2008, which resulted in a market capitalization that, based on the Company’s per share stock price as of market close on December 31, 2008, was below the carrying value of its reporting unit’s net assets at that date.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

8.	Goodwill — (Continued)

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

At June 30, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its reporting unit, as determined using a discounted cash flow model, to its carrying value. As the carrying amount exceeded the fair value, the Company performed the second step of its impairment evaluation to calculate impairment and as a result, recorded a pre-tax goodwill impairment charge of $86,497. The primary reason for the impairment charge was the sustained decline of the Company’s stock price during the second half of fiscal 2008.

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2008 and 2009 were as follows:

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

9.	Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2010
	Weighted-Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Book
	(In Years)	Amount	Amortization	Value

Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,000	2,187	813
Customer relationships	10	21,039	8,677	12,362
Trade names	16	5,283	2,076	3,207

Total		$31,090	$14,708	$16,382

	2009
	Weighted-Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Book
	(In Years)	Amount	Amortization	Value

Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,330	2,100	1,230
Customer relationships	10	20,286	6,436	13,850
Trade names	16	5,298	1,838	3,460

Total		$30,682	$12,142	$18,540

	2010	2009	2008

Aggregate amortization expense:
For the fiscal year ended June 30:	$2,803	$2,976	$3,441

Estimated amortization expense for the fiscal years ending June 30:
2011	$2,735

2012	$2,735

2013	$2,584

2014	$2,194

2015	$1,617

Thereafter	$4,516

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the fiscal years ended June 30, 2010 and 2009, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

10.	Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2010	2009

Panelist incentives	$3,282	$3,989
Project-related accruals	2,181	1,833
Payroll and withholding expenses	1,996	1,950
Accrued vacation	1,308	1,965
Bonuses	1,193	1,779
Other	6,808	6,833

	$16,768	$18,349

“Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

11.	Borrowings

On June 30, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”), as Administrative Agent (the “Administrative Agent”) and Issuing Bank (the “Issuing Bank”), and the Lenders party thereto (the “Lenders”). The Amended and Restated Credit Agreement supersedes and replaces the Credit Agreement, dated September 21, 2007, as amended on December 31, 2008, March 6, 2009 and May 6, 2009 (the “Original Credit Agreement”), by and among the Company, JPMC, as Administrative Agent, and the Lenders party thereto. Pursuant to the Amended and Restated Credit Agreement, the Lenders made available certain credit facilities (the “Credit Facilities”) as more fully described below. The Credit Facilities replace existing credit arrangements under the Original Credit Agreement. In accordance with ASC Topic 470, the Company evaluated the change in cash flows, determined that there was a greater than 10% change, and concluded that treatment of the amendment and restatement of its credit agreement as an extinguishment of debt was appropriate. Accordingly, a loss on extinguishment of $724, of which $550 represented unamortized debt issuance costs, was recorded in the Company’s consolidated statement of operations at June 30, 2010.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

11.	Borrowings — (Continued)

The principal terms of the Original Credit Agreement and Amended and Restated Credit Agreement are described below:

Original Credit Agreement	Amended and Restated Credit Agreement
Availability:
$5,000 Revolving Line	$5,000 Revolving Line
• Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period	• The Revolving Line may be used to back Letters of Credit.
• The Revolving Line may be used to back Letters of Credit	• Requires the Company to maintain a minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)
Term Loan A – original principal, $12,000	Term Loan – original principal, $15,581
Term Loan B, as consolidated with Term Loan C – original principal $22,625

Pricing Grid:
Not applicable	See below

Interest:
Company option:	Company option:
• Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4%
  • Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus an Applicable Rate based on the pricing grid tied to the Company’s Consolidated Total Leverage Ratio, as described below (the “Pricing Grid”)

OR
• LIBOR plus 5%	OR
• LIBOR plus an Applicable Rate based on the Pricing Grid
The Company elected LIBOR and the interest swap agreement, which fixed the LIBOR-based portion of the rate at 5.08%, remained unchanged. With the spread, the effective rate on the Term Loans was 10.08%.

  The Company elected LIBOR and the interest swap agreement fixes the LIBOR-based portion of the rate at 4.32%. At June 30, 2010, with the spread at 4.75% (based on the rate set until the first quarterly adjustment pursuant to the Pricing Grid), the effective rate on the Term Loan is 9.07%.

Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears	Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

11.	Borrowings — (Continued)

Original Credit Agreement	Amended and Restated Credit Agreement
Letter of credit participation fees equal to 5% of outstanding face amounts	Letter of credit fees equal to 5% of outstanding face amounts until the first quarterly adjustment pursuant to the Pricing Grid, and are set under the Pricing Grid thereafter

Interest Rate Swap:
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the Term Loans at 5.08% through September 21, 2012
  Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the Term Loan (reflecting the consolidation of Term Loans A and B into a single Term Loan) at 4.32% through September 30, 2013

Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loans	Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loan
Notional amount equal to outstanding amount of the Term Loans	Notional amount of $15,581 at June 30, 2010, equal to outstanding amount of the Term Loan

Unused Facility Fees:
Fee fixed at 1.0% of unused Revolving Line amount	Fee fixed at 0.75% of unused Revolving Line amount

Principal Payments:
Term Loans – September 21, 2012	Term Loan Maturity – September 30, 2013
Revolving Line Maturity – July 15, 2010	Revolving Line Maturity – September 30, 2013
Revolving Line – payable at maturity	Revolving Line – payable at maturity
Quarterly Term Loan Payments – $1,731	Quarterly Term Loan Payments – $1,199

Financial Covenants:
Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.00 and 1.75:1.00	Minimum Consolidated Interest Coverage Ratio of at least 3.00:1.00
Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.00 and 2.00:1.00

Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400

  Maximum Consolidated Leverage Ratio of 2.90:1.00 for quarterly periods ending through December 31, 2010, 2.70:1.00 for the quarterly period ending March 31, 2011, and 2.50:1.00 for quarterly periods ending thereafter.

Minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)

Collateral:
Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries	Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

11.	Borrowings — (Continued)

The Pricing Grid provides for quarterly adjustment of rates and fees, and is as follows:

		ABR			Commitment
	Consolidated Total	Applicable	Adjusted LIBO	Letter of Credit	Fee
Pricing Level	Leverage Ratio	Rate	Applicable Rate	Applicable Rate	Rate

1	< 1.0	2.50%	3.50%	3.50%	0.50%
2	≥ 1.0 but < 1.5	3.25%	4.25%	4.25%	0.75%
3	≥ 1.5 but < 2.0	3.50%	4.50%	4.50%	0.75%
4	≥ 2.0 but < 2.5	3.75%	4.75%	4.75%	0.75%
5	≥ 2.5	4.00%	5.00%	5.00%	1.00%

The Amended and Restated Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, the Company may freely transfer assets and incur obligations among its domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.

At June 30, 2010 and 2009, the Company was in compliance with all of the covenants under the Amended and Restated Credit Agreement and the Original Credit Agreement, respectively.

At June 30, 2010, the required principal repayments of the term loan under the Amended and Restated Credit Agreement (the “New Term Loan”) for the four succeeding fiscal years are as follows:

Total

2011	$4,794
2012	4,794
2013	4,794
2014	1,199

$15,581

At June 30, 2009, the Company had $22,506 outstanding under the Original Credit Agreement.

At June 30, 2010 and 2009, the Company had no outstanding borrowings under its revolving line of credit and $381 and $239, respectively, of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMorgan, which effectively fixed the floating LIBOR interest portion of the rates on the term loans outstanding under the Original Credit Agreement at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matched the LIBOR base rate paid on the term loans since both used three-month LIBOR. The swap had an initial notional value of $34,625, which declined as payments were made on the term loans so that the amount outstanding under those term loans and the notional amount of the swap were always equal.

As a result of the Amended and Restated Credit Agreement, the Company modified the terms of its interest rate swap to ensure that the notional amount of the swap matches the outstanding amount

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

11.	Borrowings — (Continued)

of the New Term Loan and the three-month LIBOR rate received on the swap matches the LIBOR base rate on the New Term Loan. The term of the interest rate swap was extended through September 30, 2013 to be consistent with the maturity date of the New Term Loan. As a result of these modifications, the Company re-designated its interest rate swap as a cash flow hedge and determined it to be highly effective at that time.

The interest rate swap had a notional amount of $15,581 at June 30, 2010, which was the same as the outstanding amount of the New Term Loan. The applicable spread referenced in the pricing grid set forth above is added to the 4.32% rate fixed by the interest rate swap.

At June 30, 2010, the Company recorded a liability of $889 in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. As the interest rate swap was effective at June 30, 2010, changes in the fair value of the interest rate swap continue to be recorded through other comprehensive income, with any ineffectiveness recorded through interest expense.

12.	Derivative Financial Instruments

As discussed in Note 11, “Borrowings”, the Company uses an interest rate swap to manage the economic effect of the variable interest obligation on its outstanding debt under its credit facilities so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. The critical terms of the interest rate swap match those of the outstanding debt, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, the Company has designated its interest rate swap as a qualifying instrument. The unrealized losses on the interest rate swap are included in other comprehensive loss and the corresponding fair value payables are included in other liabilities in the Company’s consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the outstanding debt, are recorded as interest expense.

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	June 30, 2010
	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other liabilities	$889
Total derivatives designated as hedging instruments		$889

Total derivatives		$889

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

12.	Derivative Financial Instruments — (Continued)

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount and Location
of Gain (Loss)
		Amount and Location		Recognized in Income
	Amount of Gain	of Gain (Loss)		on Derivative
	(Loss) Recognized in	Reclassified from		(Ineffective Portion
	Accumulated OCI	Accumulated OCI		and Amount
	on Derivative	into Income		Excluded from
	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
	June 30, 2010	June 30, 2010		June 30, 2010

Cash flow hedges:
Interest rate swap	$358	$837	Interest expense	$—	Interest and other income

Amount and Location
of Gain (Loss)
		Amount and Location		Recognized in Income
	Amount of Gain	of Gain (Loss)		on Derivative
	(Loss) Recognized in	Reclassified from		(Ineffective Portion
	Accumulated OCI	Accumulated OCI		and Amount
	on Derivative	into Income		Excluded from
	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
	June 30, 2009	June 30, 2009		June 30, 2009

Cash flow hedges:
Interest rate swap	$30	$361	Interest expense	$(1,017)	Interest and other income

13.	Stockholders’ Equity

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

Stockholder Rights Plan

On March 11, 2005, the Board adopted a stockholder rights plan, as set forth in the Rights Agreement, dated March 11, 2005 (the “Rights Agreement”). Under the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $.001 per share, to stockholders of record as of the close of business on March 29, 2005 (the “Record Date”). In addition, one Right automatically attaches to each share of common stock issued between the Record Date and the Distribution Date (defined below). Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of the Company’s Series A Preferred Stock, par value $.01 per share, at a cash exercise price of $27.48 per Unit, subject to adjustment under certain conditions specified in the

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

13.	Stockholders’ Equity — (Continued)

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

The Rights are not exercisable until a Distribution Date occurs and will expire on March 11, 2015, unless earlier terminated or redeemed by the Company in accordance with the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including without limitation, no right to vote or receive dividends. The Rights Agreement will be reviewed and evaluated at least once every three years by a “TIDES Committee” of independent directors. During fiscal 2010, the TIDES Committee reviewed the Rights Agreement and recommended no changes to it.

14.	Stock-Based Compensation

The Company adopted a Long Term Incentive Plan in 1999, amended in November 2004 (“1999 Incentive Plan”), and a 2007 Long Term Incentive Plan (“2007 Incentive Plan” and together with the 1999 Incentive Plan, the “Incentive Plans”). In addition, in 2001, as part of its acquisition of Total Research Corporation, the Company also assumed certain options previously issued by that company under its incentive plans (“Total Plans”). The Company also adopted an Employee Stock Purchase Plan in 1999, amended in November 2004 (“1999 ESPP”), and a 2007 Employee Stock Purchase Plan, as amended in November 2009 (“2007 ESPP” and together with the 1999 ESPP, the “ESPPs”). In January 2008, the Company adopted the Harris Interactive U.K. Limited Share Incentive Plan (“SIP”). The Company also has issued stock options to certain new employees outside the Incentive Plans.

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s consolidated statements of operations for the cost of stock options and

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

14.	Stock-Based Compensation — (Continued)

restricted stock issued under the Incentive Plans, stock options issued to new employees outside the Incentive Plans and shares issued under the ESPPs for the fiscal years ended June 30:

	2010	2009	2008

Cost of services	$18	$54	$184
Selling, general, and administrative	662	1,911	3,907

	$680	$1,965	$4,091

Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2010, 2009, and 2008.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company has elected to use the “simplified” method as permitted by ASC 718-10 for purposes of determining the expected life of options when granted, given that the Incentive Plans have been in place for less than ten years. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders.

Long Term Incentive Plans

The Company maintains the Incentive Plans, which are nonqualified and incentive stock option and stock awards plans that enable key employees and directors of the Company to purchase and receive shares of common stock of the Company. The Company grants options to purchase its common stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years for employees, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. Certain options vest only upon the achievement of performance targets. Vesting of options is accelerated in certain circumstances upon a change in control. In addition, the Incentive Plans also allow for the issuance of restricted stock awards. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and any unvested portion forfeits upon termination of employment or service as a director. Certain restricted stock awards vest only upon achievement of performance targets.

The Company has registered a total of 10,250,000 shares of common stock for issuance under the Incentive Plans. At June 30, 2010, 5,571,239 shares were unissued and available for grant under the Incentive Plans.

Investor Stock Options

At June 30, 2010 and 2009, the Company had outstanding non-qualified investor options to acquire 88,887 shares of its common stock that were issued in connection with the Company’s acquisition of Novatris, S.A. in March 2004. Investor options are not included as options under the Incentive Plans.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

14.	Stock-Based Compensation — (Continued)

Summary of Options and Restricted Stock Award Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) for the fiscal years ended June 30:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at July 1	3,857,209	$3.09	5,804,172	$5.32	5,576,373	$5.34
Granted	1,248,812	0.97	1,910,000	0.93	775,314	4.17
Forfeited	(1,232,569)	3.20	(3,856,963)	5.37	(511,515)	4.20
Exercised	—	—	—	—	(36,000)	0.47

Options outstanding at June 30	3,873,452	$2.38	3,857,209	$3.09	5,804,172	$5.32

The total intrinsic value of options exercised during the fiscal years ended June 30, 2010, 2009, and 2008 was $0, $0, and $137, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2010	2009	2008

Risk-free interest rate	2.7%	2.7%	4.2%
Weighted-average expected life (in years)	6.3	6.3	6.3
Volatility factor	68%	56%	59%
Dividend yield	—	—	—
Weighted-average fair value	$0.62	$0.51	$2.48

Cash received from the exercise of employee stock options was $0, $0, and $17, respectively, for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

The following table summarizes stock options under the Company’s stock option plans (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) at June 30, 2010:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life (In Years)	Price	Value	Options	Life (In Years)	Price	Value

$ 0.38 – 1.18	2,562,736	3.2	$0.97	223	519,375	3.1	$0.92	73
2.10 – 3.97	279,740	0.7	2.47	(394)	276,623	0.7	2.47	(390)
4.05 – 5.81	558,176	2.2	4.75	(2,059)	495,809	2.1	4.80	(1,854)
6.27 – 8.57	472,800	1.4	7.14	(2,873)	472,800	1.4	7.14	(2,873)

	3,873,452	2.6	$2.38	$(5,103)	1,764,607	2.0	$3.92	$(5,044)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

14.	Stock-Based Compensation — (Continued)

At June 30, 2010, 500,000 of the outstanding employee stock option awards consist of awards that vest with the achievement of certain performance targets.

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the fiscal years ended June 30:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted shares outstanding at July 1	110,718	$2.86	555,574	$3.79	200,622	$5.63
Granted	119,000	1.09	128,833	1.04	673,925	3.61
Forfeited	(24,331)	4.59	(412,785)	3.47	(197,020)	4.22
Vested	(131,636)	1.37	(160,904)	3.04	(121,953)	5.12

Restricted shares outstanding at June 30	73,751	$2.09	110,718	$2.86	555,574	$3.79

Unamortized stock-based compensation expense for stock options and restricted stock awards issued and outstanding at June 30, 2010 will be recognized during the fiscal years ending June 30 as follows:

		Restricted
	Stock	Stock
	Options	Awards	Total

2011	$425	$104	$529
2012	302	14	316
2013	186	—	186
2014	66	—	66

Total	$979	$118	$1,097

Weighted-average vesting period (in years)	3.0	1.1	3.0

Employee Stock Purchase Plans

The ESPPs provide employees with an opportunity to purchase the Company’s common stock through payroll deductions through semi-annual offerings in July and January of each fiscal year. Under the ESPPs, the Company’s employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2010, 2009 and 2008, employees purchased 293,179, 337,876, and 233,491 shares of common stock through the ESPPs, respectively. Of the 1,500,000 shares available for issuance under the ESPPs, 608,217 shares remained available for issuance as of June 30, 2010.

The ESPPs are considered compensatory under the FASB guidance and thus, a portion of the cost related to the July and January offerings under the ESPPs are included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2010, 2009, and 2008.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

14.	Stock-Based Compensation — (Continued)

The fair value of the July and January offerings under the ESPPs were determined on the date of grant using the Black-Scholes option-pricing model. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected life of the rights under the ESPPs. The risk-free interest rate is based on the implied yield currently available at the time the rights under the ESPPs were granted on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the rights under the ESPPs when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders.

The following weighted-average assumptions were used to value rights under the ESPPs for the July and January offerings for the fiscal years ended June 30:

	2010	2009	2008

Risk-free interest rate	0.3%	1.6%	3.8%
Weighted-average expected life (in years)	0.5	0.5	0.5
Volatility factor	108%	80%	51%
Dividend yield	—	—	—
Weighted-average fair value	$0.25	$0.50	$1.33

U.K. employees may purchase the Company’s common stock pursuant to the SIP through a payroll deduction with no discount to the market price. Employees are entitled to receive three matching shares for every seventeen shares purchased under the SIP. The SIP has been deemed non-compensatory and, therefore, no stock-based compensation costs were recognized for fiscal 2010, 2009, or 2008.

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

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary, and were made in the form of Company stock through March 31, 2008. The Company made a matching contribution in cash on June 30, 2008, and may make any future matching contributions in either cash or stock. The Company suspended its matching contributions on January 1, 2009 and had not resumed them as of June 30, 2010.

Matching contribution expense incurred by the Company during the fiscal years ended June 30, 2010, 2009, and 2008 was $0, $563, and $1,311, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

16.	Income Taxes

For the fiscal years ended June 30, the U.S. and foreign components of loss from continuing operations before income taxes were as follows:

	2010	2009	2008

U.S.	$(153)	$(44,457)	$(55,612)
Foreign	(3,065)	(15,025)	(29,791)

	$(3,218)	$(59,482)	$(85,403)

For the fiscal years ended June 30, the provision (benefit) for income taxes from continuing operations consisted of the following:

	2010	2009	2008

Current:
Federal	$(1,053)	$(1,375)	$853
State	56	192	412
Foreign	439	42	493

	$(558)	$(1,141)	$1,758
Deferred:
Federal	$(73)	$15,010	$(700)
State	(17)	3,028	(511)
Foreign	(404)	(1,048)	(1,208)

	$(494)	$16,990	$(2,419)

	$(1,052)	$15,849	$(661)

The provision (benefit) for income taxes from continuing operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	2010	2009	2008

Provision at federal statutory rate	$(1,127)	$(20,819)	$(29,891)
State income tax provision, net of federal effect	25	3,220	(64)
Unremitted earnings and rate differential of foreign subsidiaries	634	534	(114)
Stock-based compensation	155	1,981	458
Change in valuation allowance	(906)	18,908	493
Alternative minimum tax credit	—	(1,182)	—
Non-deductible portion of goodwill impairment charge	—	13,049	28,176
Other	167	158	281

	$(1,052)	$15,849	$(661)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

16.	Income Taxes — (Continued)

At June 30, deferred tax assets (liabilities) consisted of the following:

	2010	2009

Operating loss carryforwards	$15,789	$14,942
Internet database development expenses	1,016	977
Stock-based compensation	518	573
HIpoints accrual	1,086	1,240
Capital loss carryforward	—	492
Goodwill	1,321	1,599
Accrued expenses	548	1,358
Other	2,952	3,981

Gross deferred tax assets	23,230	25,162
Valuation allowance	(21,927)	(23,549)

	1,303	1,613
Other intangibles	(3,319)	(3,860)

Gross deferred tax liabilities	(3,319)	(3,860)

Net deferred tax liabilities	$(2,016)	$(2,247)

At June 30, 2010, the Company had U.S. federal and various state net operating loss carryforwards of $38,921 that will begin to expire in 2021.

Under existing federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2010, of the Company’s total federal operating loss carryover, approximately $24,966 is subject to an annual limitation under Internal Revenue Code Section 382.

The sale of the Company’s Japanese operations during fiscal 2005 resulted in a capital loss carryover of $3,305 for U.S. tax purposes. During the third quarter of fiscal 2008, the remaining capital loss carryover became fully reserved for, as it was not more likely than not at that time that no portion of the carryover will be realized during the carryover period. During fiscal 2009, the Company was able to utilize $567 of the loss to offset capital gains that arose due to differences between the book and tax basis for certain of its assets. At June 30, 2010, the remaining capital loss carryover of $1,405 expired.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

16.	Income Taxes — (Continued)

At June 30, 2010, the Company’s unrecognized tax benefits were $121, all of which would impact the effective tax rate, if recognized. The table below reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended June 30, 2009 and 2010:

Balance, July 1, 2008	$440

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	9
Reduction for tax positions of prior years	(353)

Balance, June 30, 2009	$96

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	50
Reduction for tax positions of prior years	(24)

Balance, June 30, 2010	$122

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2010 and 2009, $59 and $43, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for fiscal years prior to June 30, 2007.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

17.	Net Loss per Share

The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the fiscal years ended June 30:

	2010	2009	2008

Numerator:
Net loss used for calculating basic and diluted net loss per share of common stock	$(2,166)	$(75,331)	$(84,618)

Denominator:
Weighted average number of common shares used in the calculation of basic net loss per share	54,089,971	53,547,670	52,861,354
Dilutive effect of outstanding stock options and restricted stock	—	—	—

Shares used in the calculation of diluted net loss per share	54,089,971	53,547,670	52,861,354

Net loss per share:
Basic	$(0.04)	$(1.41)	$(1.60)

Diluted	$(0.04)	$(1.41)	$(1.60)

Unvested restricted stock and unexercised stock options to purchase 3,947,203, 3,967,927, and 6,359,746 shares of the Company’s common stock for the fiscal years ended June 30, 2010, 2009, and 2008, respectively, at weighted-average prices per share of $2.37, $3.08, and $5.19, respectively, were not included in the computations of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

18.	Enterprise-Wide Disclosures

The Company is comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong, and Singapore. The Company also maintains a representative office in mainland China. Revenue from services is attributable to the country in which the work is performed. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

The Company’s business model for offering custom market research is consistent across the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. The Company maintains global leaders with responsibility across all geographic regions for the majority of its critical business processes, and the most significant performance evaluations and resource allocations are made are made on a global basis by the Company’s chief operating decision-maker. Accordingly, the Company has concluded that it has one reportable segment.

The Company has prepared the financial results for geographic information on a basis that is consistent with the manner in which management internally disaggregates information to assist in making internal operating decisions. The Company has allocated common expenses among these

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

18.	Enterprise-Wide Disclosures — (Continued)

geographic regions differently than it would for stand-alone information prepared in accordance with GAAP. Geographic operating income (loss) may not be consistent with measures used by other companies.

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2010	2009	2008

Revenue from services
United States	$96,942	$112,821	$152,894
United Kingdom	28,398	32,454	43,771
Canada	20,653	19,939	24,628
Other European countries	17,554	14,536	14,910
Asia	4,868	4,584	2,520

Total revenue from services	$168,415	$184,334	$238,723

Operating income (loss)(1)(2)
United States	$2,371	$(41,406)	$(54,492)
United Kingdom	(627)	(3,431)	(9,015)
Canada	(2,277)	(5,539)	(7,366)
Other European countries	919	(5,048)	(10,914)
Asia	(909)	(1,025)	(2,784)

Total operating loss	$(523)	$(56,449)	$(84,571)

Long-lived assets
United States	$2,964	$4,879	$6,733
Canada	1,093	1,693	2,858
United Kingdom	1,300	1,039	1,812
Other European countries	210	301	340
Asia	59	103	210

Total long-lived assets	$5,626	$8,015	$11,953

Deferred tax assets (liabilities)
United States	$—	$—	$18,218
Canada	(1,709)	(2,018)	(3,191)
United Kingdom	—	283	347
Other European countries	(307)	(512)	(844)
Asia	—	—	—

Total deferred tax assets (liabilities)	$(2,016)	$(2,247)	$14,530

(1)	Operating loss for fiscal 2009 included a $40,250 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

18.	Enterprise-Wide Disclosures — (Continued)

(2)	Operating loss for fiscal 2008 included a $86,497 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $58,376 to the United States, $9,472 to the United Kingdom, $5,921 to Canada, $11,150 to other European countries, and $1,578 to Asia.

19.	Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases at June 30, 2010 were as follows:

Fiscal Years Ending June 30:

2011	$5,434
2012	4,730
2013	4,032
2014	4,048
2015	4,025
2016 and thereafter	2,855

Total rental expense for operating leases during the fiscal years ended June 30, 2010, 2009, and 2008 was $6,174, $6,938, and $7,193, respectively.

20.	Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings which existed at June 30, 2010 or which arose subsequent to that date but before the filing of this Annual Report on Form 10-K, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

21.	Related-Party Transactions

In December 2008, the Company entered into an agreement (the “Alix Agreement”) with AlixPartners LLP (“Alix”) pursuant to which Deborah Rieger-Paganis, an employee of Alix, served as interim Chief Financial Officer of the Company from December 20, 2008 through June 1, 2009. The Alix Agreement, among its material terms, provided for the engagement of Alix to provide interim management, financial advisory, and consulting services to the Company, including:

•	Alix’s agreement to provide Ms. Rieger-Paganis to serve as interim Chief Financial Officer of the Company at an hourly rate plus out-of-pocket expenses;

•	Alix’s agreement to provide other consulting assistance to the Company at hourly rates dependent upon the particular consultant involved;

•	payment by the Company of a retainer to Alix, refundable to the extent not earned;

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

21.	Related-Party Transactions — (Continued)

•	agreement of Alix to preserve the confidentiality of non-public confidential and proprietary information received in the course of the engagement;

•	preservation of intellectual property rights of Alix in its methodologies, processes, and the like, and ownership by the Company of work product created specifically for the Company;

•	agreement of the Company to provide specified insurance and to indemnify Alix under specified circumstances;

•	ability of Alix or the Company to terminate the arrangement at will;

•	limitation of Alix liability; and

•	arbitration of disputes.

In addition, the Company had separately engaged Alix beginning in July 2008 to provide performance improvement, financial advisory and consulting services to the Company on an hourly basis. For the fiscal year ended June 30, 2009, the Company incurred $3,263 in expenses related to services provided by Alix, of which $3,096 and $167 were reported in the “Restructuring and other charges” and “Selling, general, and administrative” lines, respectively, of the Company’s consolidated statement of operations for the period then ended. $658 of such expenses were in relation to the interim Chief Financial Officer arrangement described above.

22.	Supplemental Cash Flow Information

Cash paid (received) during the fiscal years ended June 30 for interest and taxes was as follows:

	2010	2009	2008

Interest	$2,067	$1,643	$1,065

Taxes	$(2,852)	$(621)	$2,879

23.	Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statements of operations data for the fiscal years ended June 30, 2010 and 2009. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Annual Report on Form 10-K. The results of

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended June 30, 2010, 2009, and 2008

23.	Unaudited Quarterly Results of Operations — (Continued)

operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2008	2008	2009	2009	2009	2009	2010	2010
	(In thousands, except per share data)

Revenue from services(1)	$50,280	$50,660	$39,917	$43,477	$38,935	$44,629	$41,203	$43,648
Operating expenses:
Cost of services(1)	31,151	31,412	24,912	27,760	24,431	28,085	26,569	28,182
Selling, general, and administrative	19,608	17,117	15,159	13,794	12,962	13,849	13,829	13,694
Depreciation and amortization	2,083	1,912	1,832	1,783	1,754	1,718	1,656	1,586
Restructuring and other charges	628	5,844	5,341	198	148	383	92	—
Goodwill impairment charge	—	40,250	—	—	—	—	—	—

Total operating expenses	53,470	96,535	47,244	43,535	39,295	44,035	42,146	43,462

Operating income (loss)	(3,190)	(45,875)	(7,327)	(58)	(360)	594	(943)	186
Interest and other income	(190)	(135)	(54)	(21)	(15)	(12)	(30)	(1)
Loss on extinguishment of debt	—	—	—	—	—	—	—	724
Interest expense	455	1,374	647	955	537	499	524	469

Income (loss) from operations before income taxes	(3,455)	(47,114)	(7,920)	(992)	(882)	107	(1,437)	(1,006)
Provision (benefit) for income taxes	(1,194)	18,509	(1,209)	(257)	(249)	(1,227)	121	303

Net income (loss)	$(2,261)	$(65,623)	$(6,711)	$(735)	$(633)	$1,334	$(1,558)	$(1,309)

Basic and diluted net income (loss) per share	$(0.04)	$(1.23)	$(0.12)	$(0.01)	$(0.01)	$0.02	$(0.03)	$(0.02)

(1)	Gross profit, not shown above, can be derived by subtracting the Company’s cost of services from its revenue from services for each of the periods shown above.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of each fiscal quarter and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer, based upon an evaluation completed as of June 30, 2010, the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Amendment Agreement No. 1 to the Amended and Restated Credit Agreement

On August 27, 2010, the Company entered into Amendment Agreement No. 1 to the Amended and Restated Credit Agreement (the “Amendment”), dated as of August 26, 2010, among the Company, JPMC, as Administrative Agent for itself and the Lenders, and the Lenders parties thereto. The Amendment provides that certain banking services furnished to the Company and its subsidiaries by JPMC and its affiliates, including among others corporate credit cards and treasury management services, constitute obligations under the Amended and Restated Credit Agreement and are collateralized by the security interests in the assets, including among others patents and trademarks, of the Company and its domestic subsidiaries, and the pledges of the outstanding stock and membership interests in the Company’s domestic subsidiaries (but not the pledges of 66% of the outstanding stock and membership interests in first tier foreign subsidiaries of the Company and its domestic subsidiaries).

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.7.14 hereto and incorporated by reference herein.

Fiscal 2010 Bonus Payouts and Fiscal 2011 Corporate Bonus Plan

On August 30, 2010, the independent directors of the Board approved the fiscal 2011 base salary and target bonus amount under the Company’s fiscal 2011 corporate bonus plan (the “Bonus Plan”) for Kimberly Till, the Company’s President and Chief Executive Officer, and the Compensation Committee of the Board (the “Compensation Committee”) approved the fiscal 2011 base salaries and target bonus amounts under the Bonus Plan for the Company’s other executive officers (the “Executive Officers”). The Bonus Plan is designed to establish a pool of funds (the “Bonus Pool”) to be available for making bonus payments to the executive officers as well as certain other employees. The funding level of the Bonus Pool is based on the Company’s performance relative to budgeted fiscal consolidated operating income (the “Financial Target”), as approved by the Board in connection with establishing the Company’s fiscal 2011 annual budget. Under the Bonus Plan, 100% of the Bonus Pool will be funded if performance is equal to 159% of the Financial Target. No bonus will be payable under the Bonus Plan if performance is less than 75% of the Financial Target. Between 75% and 159% performance, a sliding scale applies. The Board, in its discretion, has the option of increasing the size of the Bonus Pool if the Company achieves greater than 159% performance. In the case of Ms. Till, 64% of her bonus payout under the Bonus Plan is based on the Company’s performance relative to the Financial Target and 36% is based on performance against her individual management objectives, as determined by the independent directors of the Board, in their discretion. Ms. Till’s individual management objectives under the 2011 Bonus Plan have not been finalized by the independent directors of the Board. For each of the other executive officers, 70% of the bonus payout under the Bonus Plan is based on the Company’s performance relative to the Financial Target and

30% is based on performance against individual management objectives, as determined by such executive officer’s manager, in his or her discretion.

The fiscal 2011 base salaries and target bonus amounts (in U.S. Dollars except as noted) for the executive officers are as follows:

Executive Officer	Base Salary		Target Bonus Amount

Kimberly Till (President and CEO)	$600,000		$600,000
George Terhanian (President, Global Solutions)	$300,000		$120,000
Enzo Micali (Global EVP, Technology, Operations, and Panel, and Chief Information Officer)	$295,000		$118,000
Robert Salvoni (President, International)	195,000	(GBP)	78,000	(GBP)
Marc Levin (EVP, General Counsel and Corporate Secretary	$255,000		$102,000
Patti Hoffman (EVP, Global Human Resources)	$225,000		$90,000
Eric Narowski (Interim Chief Financial Officer, SVP, Global Controller and Principal Accounting Officer)	$183,000		$54,900

On August 30, 2010, the Compensation Committee approved discretionary cash bonuses for fiscal 2010 in the amount of $5,000 for Dr. Terhanian, Mr. Micali, and Mr. Levin, and $2,500 for Mr. Narowski, in each case in recognition of exceptional fiscal 2010 performance in their respective areas of responsibility. Mr. Salvoni is entitled to a contractually guaranteed cash bonus of 32,000 (GBP) for fiscal 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Proposal No. 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 2010 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2010. The information required by Item 10 of Form 10-K with respect to our executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

The information required by Item 10 of Form 10-K with respect to the identification of our Audit Committee and Audit Committee financial expert is incorporated by reference from the information contained in the section captioned “Corporate Governance — Committees of the Board  — Audit Committee” in the Proxy Statement.

The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained in the section captioned “Stock Ownership and Reporting” — “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K.

Exhibits

Reference is made to the Index of Exhibits accompanying this Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any stockholder, upon written request, any exhibit listed in such Index of Exhibits upon payment by such stockholder of the Company’s reasonable expenses in furnishing such exhibit.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Fiscal year ended June 30, 2008
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$82	$442	$42	$482
Deferred tax valuation allowance	$796	$541	$48	$1,289
Fiscal year ended June 30, 2009
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$482	$381	$84	$779
Deferred tax valuation allowance	$1,289	$22,878	$618	$23,549
Fiscal year ended June 30, 2010
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$779	$60	$198	$641
Deferred tax valuation allowance	$23,549	$463	$2,085	$21,927

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.
Date: August 31, 2010

By:	/s/ Eric W. Narowski
Interim Chief Financial Officer, Senior Vice President, Principal Accounting Officer, and Global Controller
(On Behalf of the Registrant and as
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Kimberly Till Kimberly Till	President and Chief Executive Officer (Principal Executive Officer) and Director	August 31, 2010

/s/ Eric W. Narowski Eric W. Narowski	Interim Chief Financial Officer, Senior Vice President and Global Controller (Principal Financial and Accounting Officer)	August 31, 2010

/s/ David Brodsky David Brodsky	Director	August 31, 2010

/s/ Steven L. Fingerhood Steven L. Fingerhood	Director	August 31, 2010

/s/ Stephen D. Harlan Stephen D. Harlan	Director	August 31, 2010

/s/ James R. Riedman James R. Riedman	Director	August 31, 2010

/s/ Howard L. Shecter Howard L. Shecter	Director	August 31, 2010

/s/ Antoine G. Treuille Antoine G. Treuille	Director	August 31, 2010

INDEX OF EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. (“HII”) and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
2.3		Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
2.4		Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference).
2.5		Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
10	.1.1*	Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.1.2*	2007 Long-Term Incentive Plan of the Company (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference)
10	.1.5*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.1.6*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.7*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.8*	Form of Non-Qualified Stock Option Agreement — Grants After May 1, 2008 (filed as Exhibit 10.1.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.9*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed December 14, 2004 (Registration No. 333-121250) and incorporated herein by reference).
10	.1.10*	Letter Amending Stock Option Agreements (2008) (filed as Exhibit 10.1.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.12*	Form of Restricted Stock Agreement (Non-Employee Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.13	Form of Restricted Stock Agreement — Director Grants After May, 1, 2008 (filed as Exhibit 10.1.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.14*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 and incorporated herein by reference).
10	.1.15*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference.)
10	.1.16*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.17*	Form of Restricted Stock Agreement (Employee Participant) (2007 Performance Based Award Grants) (filed as Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.1.18*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.19*	Form of Restricted Stock Agreement (Employee Participant) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.1.20*	Form of Restricted Stock Agreement — Employee Grants After May 1, 2008 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.21*	Form of Restricted Stock Unit Agreement (Canadian employees) (filed as Exhibit 10.1.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.1.22*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.1.23*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Enzo Micali, dated as of May 15, 2009 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.1.24*	Non-Qualified Stock Option Agreement (Performance-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.1.25*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.2.3*	2007 Employee Stock Purchase Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.2.4*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 14, 2009 and incorporated herein by reference).
10	.2.5*	Harris Interactive UK Limited Share Incentive Plan (relating to shares of Harris Interactive Inc.) (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.6*	Harris Interactive UK Limited Share Incentive Plan Partnership and Matching Share Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.7*	Trust Deed between Harris Interactive UK Limited and Equiniti Share Plan Trustees related to Harris Interactive UK Limited Share Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.3.1	Share Repurchase Program 10b5-1 Plan Document, dated as of March 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007 and incorporated herein by reference).
10	.4.1*	Separation Agreement between the Company and David Bakken, dated March 30, 2009 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.2*	Employment Agreement between the Company and Leonard R. Bayer, dated as of April 30, 2007 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.3*	Employment Agreement Amendment 1 between the Company and Leonard R. Bayer, dated February 26, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.4*	Separation Agreement between the Company and Dennis K. Bhame, dated March 16, 2009 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.5*	Employment Agreement between the Company and Robert J. Cox, effective as of June 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).
10	.4.6*	Letter Agreement between the Company and Frank E. Forkin, dated June 2, 2009 (filed as Exhibit 10.4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.7*	Separation Agreement between the Company and Frank E. Forkin, dated March 5, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.8*	Letter Agreement between the Company and Patti B. Hoffman, dated May 11, 2009 (filed as Exhibit 10.4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.9*	Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.10*	Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.11*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.12*	Letter Agreement between the Company and Enzo Micali, dated March 24, 2009 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.13*	Form of Change in Control Agreement between the Company and Eric W. Narowski (filed as Exhibit 10.4.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.14*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.4.15*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).
10	.4.16*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).
10	.4.17*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.18*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.19*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.20*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.21*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.22*	Employment Agreement between the Company and Robert Salvoni, dated May 15, 2009 (filed as Exhibit 10.4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.23*	Letter Agreement between Harris Interactive UK Ltd and Robert Salvoni, dated May 9, 2009 (filed herewith).
10	.4.24*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).
10	.4.25*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.26*	Separation Agreement with Stephan B. Sigaud (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.4.27*	Employment Agreement between the Company and George H. Terhanian, effective as of September 1, 2007 (filed as Exhibit 10.4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.28*	Employment Agreement Amendment 1 between the Company and George H. Terhanian dated April 30, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.29*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10	.4.30*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.4.31*	Description of Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).
10	.4.32*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).
10	.4.33*	Employment Agreement between the Company and David B. Vaden, effective as of April 30, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.34*	Employment Agreement Amendment 1 between the Company and David B. Vaden dated April 30, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.36*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2008 and 2009 (filed as Exhibit 10.4.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.37*	Description of Salary and Bonus Arrangements with Executive Officers and Terms of Bonus Plans — Fiscal 2010 (filed as Exhibit 10.4.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.38*	Description of Salary and Bonus Arrangements with Executive Officers, Terms of Fiscal 2011 Bonus Plan, and Fiscal 2010 Bonus Payouts to Executive Officers (filed herewith).
10	.4.39*	Description of Amended Terms of Corporate Bonus Plan and Business Unit Bonus Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10	.4.40*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of September 6, 2007 (filed as Exhibit 10.4.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.41*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2008 (filed as Exhibit 10.4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.42*	Agreement with Steven L. Fingerhood dated June 4, 2008 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.43*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2009 (filed as Exhibit 10.4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10.5		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.6.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York, between the Company and Corporate Woods Associates, LLC, dated February 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).
10	.6.2	Lease Agreement for 70 Carlson Road, Rochester, New York, between Gordon S. Black Corporation and Carlson Park Associates, together with the First and Second amendments thereto, dated July 1, 1998 (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.6.3	Third Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated March 20, 2003 (filed as Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.4	Fourth Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated September 23, 2008 (filed as Exhibit 10.6.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 and incorporated herein by reference).
10	.6.5	Agreement of Sublease for 161 Avenue of the Americas, New York, New York, between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).
10	.6.6	Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.7	First Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of May 13, 2010 (filed herewith).
10	.6.8	Lease Agreement for 1920 Association Drive, Reston, Virginia, between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.6.9	First Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).
10	.6.10	Second Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of September 1, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).
10	.6.11	Lease Agreement for Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.12	Agreement for Surrender of Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.13	Underlease for Watermans Park, High Street, Brentford (UK), among Crowvale Properties Limited, Max Factor Limited, and International Playtex Inc., dated June 27, 1985 (filed as Exhibit 10.6.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.14	Rent Review Memorandum for Watermans Park, High Street, Brentford (UK), between Procter & Gamble (L &CP) Limited and HI Europe Limited, dated June 24, 2005 (filed as Exhibit 10.6.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.15	Agreement for Lease Relating to Vantage West, Great West Road, London, by and among the Company, Harris Interactive U.K. Limited, and UBS Global Asset Management (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.6.16	Lease Agreement for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.17	Lease Amendment Number 1 for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.18	Second Amendment and Extension to Lease for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated October 22, 2007 (filed as Exhibit 10.6.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.19	Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and Total Research Corporation, dated December 2, 1985, including all amendments to date (filed as Exhibit 10.6.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.20	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.6.21	Tenth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated May 8, 2009, and effective January 1, 2009 (filed as Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.6.22	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.23	Rent Review Memorandum for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.24	Lease Agreement for Vanwall Road, Maidenhead (UK) between Seiko UK Limited and HI Europe Limited, dated July 29, 2005 (filed as Exhibit 10.5.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.25	Lease Agreement for Beim Strohhause 17- 31, 20097, Hamburg, Germany, between Dieter Becken and Media Transfer AG, dated July 8, 2005, including all amendments to date (filed Exhibit 10.6.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.26	Lease Agreement for 1080 Beaver Hall Hill, Montreal, Quebec (CAN), between Alexis Nihon Real Estate Investment Trust and Decima Research Inc., dated January 16, 2006 (filed as Exhibit 10.6.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.27	Lease Agreement for 160 Elgin Street, Ottawa, Ontario (CAN), between 160 Elgin Leaseholds Inc. and Decima Research Inc., dated January 19, 2006 (filed as Exhibit 10.6.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.28	Lease Agreement for 2345 Yonge Street, Toronto, Ontario (CAN), between Stockton & Bush 2345 Limited and OSI Group Inc., dated May 1, 2002 (filed as Exhibit 10.6.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.29	Office License for 2345 Yonge Street, Toronto, Ontario (CAN), between Decima Research Inc. and Westmount Decision Science Inc., dated September 1, 2007 (filed as Exhibit 10.6.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.30	Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated May 28, 2007 (filed as Exhibit 10.6.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference)

Exhibit
Number		Exhibit Title

10	.6.31	Tenancy Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated December 14, 2007 (filed as Exhibit 10.6.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference)
10	.6.32	Supplemental Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated April 21, 2008 (filed as Exhibit 10.6.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference)
10	.7.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.7.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.3	Form of Master Securities Pledge Agreement to be delivered at option of the Company or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.4	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.7.5	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.7.6	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.7.7	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).
10	.7.8	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.7.9	Amended and Restated Credit Agreement, dated June 30, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.7.10	Amended and Restated Master Guaranty, dated June 30, 2010, among Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., and GSBC Ohio Corporation in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.11	Amended and Restated Master Securities Pledge Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement, and consented and agreed to by Harris Interactive Asia, LLC, Wirthlin UK Limited, Harris Interactive SAS, Harris Interactive AG, 2144798 Ontario, Inc., and Harris Interactive Asia (Holdings) Limited (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.12	Amended and Restated Master Security Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.13	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of June 24, 2010 (filed herewith).
10	.7.14	Amendment Agreement No. 1 to that certain Amended and Restated Credit Agreement, dated as of August 27, 2010, among JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement, and the Lenders parties thereto, and the Company (filed herewith).
10	.9*	Agreement dated December 16, 2008 between the Company and Alix Partners LLP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10.11		Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2		Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2		Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement