Form 10-Q
period 2010-09-30
HARRIS INTERACTIVE INC
filed 2010-11-04
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
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
Yes ☐ No ☑
     On October 31, 2010, 54,464,950 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September	June 30,
	30, 2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,333	$14,158
Accounts receivable, net	22,701	23,735
Unbilled receivables	7,957	7,566
Prepaid expenses and other current assets	4,158	3,722
Deferred tax assets	660	375

Total current assets	46,809	49,556

Property, plant and equipment, net	5,089	5,626
Other intangibles, net	16,103	16,382
Other assets	1,409	1,566

Total assets	$69,410	$73,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,671	$8,952
Accrued expenses	15,897	16,768
Current portion of long-term debt	4,794	4,794
Deferred revenue	12,893	11,612

Total current liabilities	39,255	42,126

Long-term debt	9,588	10,787
Deferred tax liabilities	2,187	2,391
Other liabilities	1,886	1,792
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2010 and June 30, 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,464,950 shares issued and outstanding at September 30, 2010 and 54,465,449 shares issued and outstanding at June 30, 2010	54	54
Additional paid-in capital	185,931	185,726
Accumulated other comprehensive income	4,150	2,558
Accumulated deficit	(173,641)	(172,304)

Total stockholders’ equity	16,494	16,034

Total liabilities and stockholders’ equity	$69,410	$73,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Revenue from services	$37,015	$38,935

Operating expenses:
Cost of services	24,193	24,431
Selling, general and administrative	12,564	12,962
Depreciation and amortization	1,527	1,754
Restructuring and other charges	—	148

Total operating expenses	38,284	39,295

Operating loss	(1,269)	(360)
Interest and other income	(14)	(15)
Interest expense	470	537

Loss from operations before income taxes	(1,725)	(882)
Provision (benefit) for income taxes	(388)	(249)

Net loss	$(1,337)	$(633)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted-average shares outstanding — basic and diluted	54,422,790	53,899,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,337)	$(633)
Adjustments to reconcile net loss to net cash used in operating activities —

Depreciation and amortization	1,957	2,136
Deferred taxes	(461)	(174)
Stock-based compensation	179	158
Amortization of deferred financing costs	16	111
(Increase) decrease in assets —
Accounts receivable	1,611	690
Unbilled receivables	(55)	(1,205)
Prepaid expenses and other current assets	(799)	549
Other assets	166	176
(Decrease) increase in liabilities —
Accounts payable	(3,419)	(878)
Accrued expenses	(1,361)	(2,916)
Deferred revenue	1,165	763
Other liabilities	93	(311)

Net cash used in operating activities	(2,245)	(1,534)

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	—	513
Capital expenditures	(173)	(62)

Net cash provided by (used in) investing activities	(173)	451

Cash flows from financing activities:
Proceeds from employee stock purchases	24	—
Repayment of borrowings	(1,199)	(1,731)

Net cash used in financing activities	(1,175)	(1,731)

Effect of exchange rate changes on cash and cash equivalents	768	(52)

Net decrease in cash and cash equivalents	(2,825)	(2,866)
Cash and cash equivalents at beginning of period	14,158	16,752

Cash and cash equivalents at end of period	$11,333	$13,886

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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements of the Company.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by the Company with the Securities and Exchange Commission (“SEC”) on August 31, 2010.
3. Recent Accounting Pronouncements
Fair Value Disclosures
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the disclosures involving Level 1 and Level 2 fair value measurements on January 1, 2010, and adoption did not have a material effect on its consolidated financial statements. The Company will adopt the disclosures involving Level 3 fair value measurements on January 1, 2011 and does not expect adoption to have a material effect on its consolidated financial statements.
4. Restructuring Reserves
     The following table summarizes activity during the three months ended September 30, 2010 with respect to the Company’s remaining reserves for the restructuring activities undertaken in prior fiscal years:

	Balance,		Changes			Balance,
	July 1,	Costs	in	Cash	Non-Cash	September 30,
	2010	Incurred	Estimate	Payments	Settlements	2010
Lease commitments	$408	$—	$45	$(46)	$—	$407

Remaining reserve	$408	$—	$45	$(46)	$—	$407

5. Fair Value Measurements
     The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2010
Financial liabilities:
Interest rate swap contract	$—	$869	$—	$869

At June 30, 2010
Financial liabilities:
Interest rate swap contract	$—	$889	$—	$889
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

	September 30,	June 30,
Balance Sheet Location	2010	2010
Derivative instruments designated as hedging instruments:
Interest rate swap contracts
Other liabilities	$869	$889

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2010	September 30, 2010
Cash flow hedges:
Interest rate swap	$ —	$84 Interest expense	$ — Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2009	September 30, 2009
Cash flow hedges:
Interest rate swap	$72	$257 Interest expense	$ — Interest and other income
7. Acquired Intangible Assets Subject to Amortization
     At September 30, 2010 and June 30, 2010, acquired intangible assets subject to amortization consisted of the following:

	September 30, 2010
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,264	2,470	794
Customer relationships	10	21,648	9,483	12,165
Trade names	16	5,317	2,173	3,144

Total		$31,997	$15,894	$16,103

	June 30, 2010
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,000	2,187	813
Customer relationships	10	21,039	8,677	12,362
Trade names	16	5,283	2,076	3,207

Total		$31,090	$14,708	$16,382

     The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three months ended September 30, 2010, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three
	Months Ended
	September 30,
	2010	2009
Amortization expense	$695	$699

Estimated amortization expense for the fiscal years ending June 30:
2011	$2,682

2012	$2,794

2013	$2,633

2014	$2,218

2015	$1,640

Thereafter	$4,831

8. Borrowings
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
     The principal terms of the Original Credit Agreement and Amended and Restated Credit Agreement are described below:

Original Credit Agreement	Amended and Restated Credit Agreement

Availability:

$5,000 Revolving Line	$5,000 Revolving Line

• Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period	• The Revolving Line may be used to back Letters of Credit.

• The Revolving Line may be used to back Letters of Credit	• Requires the Company to maintain a minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)

Term Loan A – original principal, $12,000	New Term Loan – original principal, $15,581

Term Loan B, as consolidated with Term Loan C – original principal $22,625

Pricing Grid:

Not applicable	See below
Interest:

Company option:	Company option:

• Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus 4%
•   Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus an Applicable Rate based on the pricing grid tied to the Company’s Consolidated Total Leverage Ratio, as described below (the “Pricing Grid”)

OR	OR

• LIBOR plus 5%	• LIBOR plus an Applicable Rate based on the Pricing Grid

The Company elected LIBOR and the interest swap agreement, which fixed the LIBOR-based portion of the rate at 5.08%, remained unchanged. With the spread, the effective rate on the Term Loans was 10.08%.
The Company elected LIBOR and the interest swap agreement fixes the LIBOR-based portion of the rate at 4.32%. At September 30, 2010, with the spread at 4.75% (based on the rate set until the first quarterly adjustment pursuant to the Pricing Grid), the effective rate on the New Term Loan is 9.07%.

Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears	Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears

Letter of credit participation fees equal to 5% of outstanding face amounts	Letter of credit fees equal to 5% of outstanding face amounts until the first quarterly adjustment pursuant to the Pricing Grid, and are set under the Pricing Grid thereafter

Interest Rate Swap:

Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the Term Loans at 5.08% through September 21, 2012	Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the New Term Loan (reflecting the consolidation of Term Loans A and B into a single New Term Loan) at 4.32% through September 30, 2013

Original Credit Agreement	Amended and Restated Credit Agreement

Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loans	Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the New Term Loan

Notional amount equal to outstanding amount of the Term Loans	Notional amount of $14,382 at September 30, 2010, equal to outstanding amount of the New Term Loan

Unused Facility Fees:

Fee fixed at 1.0% of unused Revolving Line amount	Fee fixed at 0.75% of unused Revolving Line amount

Principal Payments:

Term Loans – September 21, 2012	New Term Loan Maturity – September 30, 2013

Revolving Line Maturity – July 15, 2010	Revolving Line Maturity – September 30, 2013

Revolving Line – payable at maturity	Revolving Line – payable at maturity

Quarterly Term Loan Payments – $1,731	Quarterly New Term Loan Payments – $1,199

Financial Covenants:

Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.00 and 1.75:1.00	Minimum Consolidated Interest Coverage Ratio of at least 3.00:1.00

Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.00 and 2.00:1.00	Maximum Consolidated Leverage Ratio of 2.90:1.00 for quarterly periods ending through December 31, 2010, 2.70:1.00 for the quarterly period ending March 31, 2011, and 2.50:1.00 for quarterly periods ending thereafter.

Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400	Minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)

Collateral:

Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries	Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

     The Pricing Grid provides for quarterly adjustment of rates and fees, and is as follows:

		ABR	Adjusted LIBO	Letter of Credit	Commitment
	Consolidated Total	Applicable	Applicable	Applicable	Fee
Pricing Level	Leverage Ratio	Rate	Rate	Rate	Rate
1	< 1.0	2.50%	3.50%	3.50%	0.50%
2	≥ 1.0 but < 1.5	3.25%	4.25%	4.25%	0.75%
3	≥ 1.5 but < 2.0	3.50%	4.50%	4.50%	0.75%
4	≥ 2.0 but < 2.5	3.75%	4.75%	4.75%	0.75%
5	≥ 2.5	4.00%	5.00%	5.00%	1.00%
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
     At September 30, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Credit Agreement.
     At September 30, 2010, the required principal repayments of the term loan under the Amended and Restated Credit Agreement (the “New Term Loan”) for the remaining nine months of the fiscal year ending June 30, 2011 and the three succeeding fiscal years are as follows:

Total
2011	$3,595
2012	4,794
2013	4,794
2014	1,199

$14,382

     At both September 30, 2010, the Company had no outstanding borrowings under its revolving line of credit and $381 in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.
Interest Rate Swap
     Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMC, which effectively fixed the floating LIBOR interest portion of the rates on the term loans outstanding under the Original Credit Agreement at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matched the LIBOR base rate paid on the term loans since both used three-month LIBOR. The swap had an initial notional value of $34,625, which declined as payments were made on the term loans so that the amount outstanding under those term loans and the notional amount of the swap were always equal.
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
     The interest rate swap had a notional amount of $14,382 at September 30, 2010, which was the same as the outstanding amount of the New Term Loan. The applicable spread referenced in the Pricing Grid is added to the 4.32% rate fixed by the interest rate swap.
     At September 30, 2010, the Company recorded a liability of $869 in the “Other liabilities” line item of its unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As the interest rate swap was effective at September 30, 2010, changes in the fair value of the interest rate swap continue to be recorded through other comprehensive income, with any ineffectiveness recorded through interest expense.
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

	Three Months Ended
	September 30,
	2010	2009
Cost of services	$5	$4
Selling, general and administrative	174	154

	$179	$158

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.
     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the three months ended September 30, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	3,873,452	$2.38
Granted	551,000	0.80
Forfeited	(144,441)	1.67
Exercised	—	—

Options outstanding at September 30	4,280,011	2.20

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2010:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	73,751	$2.09
Granted	—	—
Forfeited	(500)	4.31
Vested	(34,426)	1.53

Restricted shares outstanding at September 30	38,825	2.57

     At September 30, 2010, there was $1,154 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans, and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 3.2 years.
10. Income Taxes
     For the three months ended September 30, 2010, the Company recorded an income tax benefit of $388, compared with an income tax benefit of $249 for the three months ended September 30, 2009. The tax benefits for the three months ended September 30, 2010 and 2009 were comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s foreign jurisdictions. The Company did not record any tax benefit for its U.S. pre-tax loss during either period based on its assessment of the realizability of the related deferred tax assets.
     A full valuation allowance continues to be recorded at September 30, 2010 against the Company’s U.S. deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.
11. Comprehensive Income
     The following table sets forth the components of the Company’s total comprehensive income for the three months ended September 30:

	Three Months Ended
	September 30,
	2010	2009
Net loss, as reported	$(1,337)	$(633)
Change in fair value of interest rate swap	72	(123)
Change in postretirement obligation	(51)	—
Unrealized loss on marketable securities	(1)	(4)
Foreign currency translation adjustments	1,572	1,140

Total comprehensive income	$255	$380

12. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of such securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.
     The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the three months ended September 30:

	Three Months Ended
	September 30,
	2010	2009
Numerator:
Net loss used for calculating basic and diluted net loss per share of common stock	$(1,337)	$(633)

Denominator:
Weighted average number of shares of common stock used in the calculation of basic net loss per share	54,422,790	53,899,842
Dilutive effect of outstanding stock options and restricted stock	—	—

Shares of common stock used in the calculation of diluted net loss per share	54,422,790	53,899,842

Net loss per share:
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

     Unvested restricted stock and unexercised stock options to purchase 4,318,836 and 4,204,628 shares of the Company’s common stock for the three months ended September 30, 2010 and 2009, respectively, at weighted-average prices per share of $2.20 and $2.71, respectively, were not included in the computations of diluted net loss per share because their impact was anti-dilutive during the respective periods.
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

     Geographic information for the periods presented herein is as follows:

	Three Months Ended
	September 30,
	2010	2009
Revenue from services
United States	$21,909	$22,832
United Kingdom	5,398	6,715
Canada	4,707	4,527
Other European countries	3,982	3,957
Asia	1,019	904

Total revenue from services	$37,015	$38,935

Operating income (loss)
United States	$321	$786
United Kingdom	(972)	(351)
Canada	(915)	(789)
Other European countries	436	366
Asia	(139)	(372)

Total operating loss	$(1,269)	$(360)

	At
	September	At June
	30,	30,
	2010	2010
Long-lived assets
United States	$2,489	$2,964
United Kingdom	1,305	1,300
Canada	922	1,093
Other European countries	216	210
Asia	157	59

Total long-lived assets	$5,089	$5,626

Deferred tax assets
United States	$—	$—
United Kingdom	—	—
Canada	(1,216)	(1,709)
Other European countries	(311)	(307)
Asia	—	—

Total deferred tax assets	$(1,527)	$(2,016)

14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three months ended September 30, 2010 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
15. Legal Proceedings
     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing any pending and threatened actions and proceedings with legal counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by the Company with the SEC on August 31, 2010. Risks and uncertainties also include the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, quarterly variations in financial results, actions of competitors, the Company’s ability to develop and maintain products and services attractive to the market, and uncertainties surrounding compliance with certain Nasdaq listing requirements.
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
     For the three months ended September 30, 2010, financial highlights include:
•	Revenue from services was $37,015, down 4.9% from the same prior year period, and included a negative foreign exchange rate impact of $481. The decrease in revenue is primarily attributable to the loss of tracking studies in the U.S. and the U.K during fiscal 2010, the deferral of a large tracking study in the U.K., and revenue declines in the Public Affairs and Policy and Healthcare U.S. sectors, partially offset by increased revenue in certain other U.S. sectors.

•	Bookings for the first quarter were up 8.0%, excluding foreign exchange rate differences. We experienced increased bookings in the U.S., Canada, France, and Germany.

•	Our operating loss was $1,269, compared with an operating loss of $360 for the same prior year period. The increased operating loss was primarily attributable to the decrease in revenue from services noted above.

•	We had $11,333 in cash at September 30, 2010, down from $14,158 at June 30, 2010. Our cash tends to be lower during the first quarter of our fiscal year, as there is generally less activity in our industry during the summer months.

Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2011 include:
▪	Revenue recognition,
▪	Impairment of other intangible assets,
▪	Income taxes,
▪	Stock-based compensation,
▪	HIpoints loyalty program, and
▪	Contingencies and other accruals.
     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
     During the three months ended September 30, 2010, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010.
Results of Operations
Three Months Ended September 30, 2010 Versus Three Months Ended September 30, 2009
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2010 and 2009, respectively:

	2010	%	2009	%
Revenue from services	$37,015	100.0%	$38,935	100.0%

Operating expenses:
Cost of services	24,193	65.4	24,431	62.7
Selling, general and administrative	12,564	33.9	12,962	33.3
Depreciation and amortization	1,527	4.1	1,754	4.5
Restructuring and other charges	—	—	148	0.4

Operating loss	(1,269)	(3.4)	(360)	(0.9)
Interest and other income	(14)	(0.0)	(15)	(0.0)
Interest expense	470	1.3	537	1.4

Loss from operations before taxes	(1,725)	(4.7)	(882)	(2.3)
Provision (benefit) for income taxes	(388)	(1.0)	(249)	(0.6)

Net loss	$(1,337)	(3.6)	$(633)	(1.6)

     Revenue from services. Revenue from services decreased by $1,920, or 4.9%, to $37,015 for the three months ended September 30, 2010 compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors and included a negative foreign exchange rate impact of $481.

     North American revenue decreased by $743 to $26,616 for the three months ended September 30, 2010 compared with the same prior year period, a decrease of 2.7%. By country, North American revenue for the three months ended September 30, 2010 was comprised of:
•	Revenue from U.S. operations of $21,909, down 4.0% compared with $22,832 for the same prior year period. The decrease in U.S. revenue was driven primarily by an 18.6% decline in our Public Affairs and Policy sector due to lower spending by association, non-profit, and government clients, and an 8.9% decline in our Healthcare sector driven primarily by lower bookings during the fourth quarter of fiscal 2010. These declines were offset by increases in our Technology, Media & Telecom and Financial Services sectors of 13.3% and 8.1%, respectively, despite, in the case of our Financial Services sector, the loss of a large tracking study, as well as a 5.0% increase in our Service Bureau Research business.
•	Revenue from Canadian operations of $4,707, up 4.0% compared with $4,527 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue for the three months ended September 30, 2010 was essentially flat compared with the same prior year period.
     European revenue decreased by $1,293 to $9,379 for the three months ended September 30, 2010 compared with the same prior year period, a decrease of 12.1%. By country, European revenue for the three months ended September 30, 2010 was comprised of:
•	Revenue from U.K. operations of $5,398, down 19.6% compared with $6,715 for the same prior year period. In local currency (British Pound), U.K. revenue for the three months ended September 30, 2010 decreased by 15.3% compared with the same prior year period. The decrease in U.K. revenue was driven primarily by the delay of a large tracking study that was partially delivered in last fiscal year’s first quarter. However, the client is doubling up on the tracking, which should allow the lost revenue to be recognized during this fiscal year’s second quarter. The decrease in U.K. revenue also resulted from slower bookings activity early in this fiscal year’s first quarter.
•	Revenue from French operations of $2,478, down 4.3% compared with $2,590 for the same prior year period. In local currency (Euro), French revenue for the three months ended September 30, 2010 increased by 5.7% compared with the same prior year period. The increase in French revenue was driven primarily by continued success in selling to new clients across several sectors.
•	Revenue from German operations of $1,503, up 9.9% compared with $1,367 for the same prior year period. In local currency (Euro), German revenue for the three months ended September 30, 2010 increased by 21.0% compared with the same prior year period. Similar to our French operations, the increase in German revenue was driven primarily by continued success in selling to new clients across several sectors.
     Asian revenue increased by $115 to $1,019 for the three months ended September 30, 2010, an increase of 12.7% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the three months ended September 30, 2010 was inconsequential compared with the same prior year period. The increase in Asian revenue was driven primarily by timing differences in the delivery of projects during the three months ended September 30, 2010 compared with the same prior year period.
     Cost of services. Cost of services was $24,193 or 65.4% of total revenue for the three months ended September 30, 2010, compared with $24,431 or 62.7% of total revenue for the same prior year period. Cost of services for the three months ended September 30, 2010 was principally impacted by the mix of projects performed when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2010 was $12,564 or 33.9% of total revenue, compared with $12,962 or 33.3% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:
•	$186 decrease in office rent, primarily as a result of reducing our leased office space during fiscal 2010, and

•	$107 decrease in travel expense, primarily as a result of our continued focus on controlling travel costs.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories driven primarily by our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $1,527 or 4.1% of total revenue for the three months ended September 30, 2010, compared with $1,754 or 4.5% of total revenue for the same prior year period. The decrease in depreciation expense for the three months ended September 30, 2010 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. There were no restructuring or other charges for the three months ended September 30, 2010. Other charges for the three months ended September 30, 2009 consisted of $148 in additional legal fees incurred in connection with the amendment of our credit agreement during fiscal 2009, along with costs incurred to close our telephone-based data collection center in Brentford, U.K. during the three months ended September 30, 2009. There were no restructuring activities during the three months ended September 30, 2009.
     Interest and other income. Interest and other income was $14 or less than 1% of total revenue for the three months ended September 30, 2010, essentially flat compared with $15 or less than 1% of total revenue for the same prior year period.
     Interest expense. Interest expense was $470 or 1.3% of total revenue for the three months ended September 30, 2010, compared with $537 or 1.4% of total revenue for the same prior year period. The decrease in interest expense compared with the same prior year period is primarily due to a decrease in our effective interest rate from 10.08% to 9.07% as a result of amending and restating our credit agreement (“Amended and Restated Credit Agreement”) during the fourth quarter of fiscal 2010, as more fully described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the decline in our outstanding debt as we continue to make required principal payments.
     Income taxes. We recorded an income tax benefit of $388 for the three months ended September 30, 2010, compared with an income tax benefit of $249 for the same prior year period. The income tax benefits for the three months ended September 30, 2010 and 2009 were comprised primarily of tax benefits related to pre-tax losses in certain of our foreign jurisdictions. We did not record any tax benefit for our U.S. pre-tax loss during either period based on its assessment of the realizability of the related deferred tax assets.
     A full valuation allowance continues to be recorded at September 30, 2010 against our U.S. deferred tax assets. We will continue to assess the realizability of our deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.
Significant Factors Affecting our Performance
Key Operating Metrics
     We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.
     Key operating metrics for the three months ended September 30, 2010 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1
	FY2010	FY2010	FY2010	FY2010	FY2011
Bookings	$32.7	$53.2	$44.7	$35.7	$35.4
Secured revenue	$42.5	$51.1	$54.6	$46.6	$45.0

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
     Bookings for the three months ended September 30, 2010 were $35.4 million, an increase of 8.4% compared with $32.7 million for the same prior year period. Excluding foreign exchange rate differences, bookings were up 8.0% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:
•	U.S. bookings increased 18.2%, driven by increases in the majority of our industry sectors, including our largest sector, Healthcare, up 16.4%, as well as Technology, Media & Telecom, up 89.6%, Financial Services, up 109.7%, Business and Industrial, up 63.2%, and our Service Bureau Research business, up 22.1%. These increases should help us to neutralize the revenue impact of the tracking studies we lost during fiscal 2010.
•	U.K. bookings decreased 20.8%, driven primarily by the non-renewal of a large tracking study that was booked in last fiscal year’s first quarter, along with slower bookings activity early in this fiscal year’s first quarter.
•	Canadian bookings increased 9.3%, driven primarily by higher telephone data collection work sold during this fiscal year’s first quarter compared with the same prior year period.
•	French and German bookings increased 8.7% and 21.7%, respectively, both driven by continued success in selling to new clients across several sectors.
•	Asian bookings decreased by 14.5%, as a result of our focus on rebuilding the Asian sales team.
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
     Secured revenue for the three months ended September 30, 2010 was $45.0 million, compared with $42.5 million for the same prior year period. The increase in secured revenue was due primarily to the increase in bookings discussed above, partially offset by a $0.4 million unfavorable foreign exchange rate impact compared with the same prior year period.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
     At September 30, 2010, we had cash of $11,333, compared with $14,158 at June 30, 2010. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. Under our Amended and Restated Credit Agreement, we must maintain a minimum cash balance of the greater of $5,000 and 1.2 times the amount of borrowings we make under the revolving line that is part of our credit facilities (including outstanding letters of credit). While we believe that our available sources of cash, including funds available through our revolving line, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our Amended and Restated Credit Agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.
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
     The following table sets forth net cash used in operating activities, net cash provided by (used in) investing activities, and net cash used in financing activities, for the three months ended September 30:

	2010	2009
Net cash used in operating activities	$(2,245)	$(1,534)
Net cash provided by (used in) investing activities	(173)	451
Net cash used in financing activities	(1,175)	(1,731)
     Net cash used in operating activities. Net cash used in operating activities was $2,245 for the three months ended September 30, 2010, compared with $1,534 for the same prior year period. The change was primarily due to an increase in our net loss, along with timing differences in cash payments and receipts, for the three months ended September 30, 2010 when compared with the same prior year period.
     Net cash provided by (used in) investing activities. Net cash used in investing activities was $173 for the three months ended September 30, 2010, compared with $451 provided by investing activities for the same prior year period. The change was primarily due to a decrease in the net proceeds from the maturities and sales of marketable securities from $451 for the three months ended September 30, 2009 to $0 for the three months ended September 30, 2010.
     Net cash used in financing activities. Net cash used in financing activities was $1,175 for the three months ended September 30, 2010, compared with $1,731 for the same prior year period. The change was primarily due to a decrease in our quarterly principal payments from $1,731 to $1,199 under our Amended and Restated Credit Agreement.
Credit Facilities
     The principal terms of our Amended and Restated Credit Agreement are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

     At September 30, 2010, we were in compliance with all of the covenants under the Amended and Restated Credit Agreement. For the three months ended September 30, 2010, our financial covenants were:

Covenant	Required	Actual
Minimum Consolidated Interest Coverage Ratio	3.00:1.00	3.74:1.00
Maximum Consolidated Leverage Ratio	2.90:1.00	1.92:1.00
Interest Rate Swap
     The principal terms of our interest rate swap are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements and Contractual Obligations
     At September 30, 2010, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended September 30, 2010 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2010 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.
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
Interest Rate Exposure
     At September 30, 2010, we had outstanding debt under our credit facilities of $14,382. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is determined quarterly using a pricing grid based on our consolidated total leverage ratio. At September 30, 2010, the additional applicable margin was 4.75%, resulting in an effective interest rate of 9.07% on our outstanding debt.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at September 30, 2010 would have increased the fair value of the interest rate swap by $196 and each 1% decrease from prevailing interest rates at September 30, 2010 would have decreased the fair value of the interest rate swap by $209.
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
     We performed a sensitivity analysis at September 30, 2010. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: Other Information
Item 1 — Legal Proceedings
     In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with legal counsel any pending and threatened actions and proceedings, management does not expect the outcome of such actions or proceedings to have a material adverse effect on our business, financial condition or results of operations.
Item 1A — Risk Factors
     In addition to the risks related to our business disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010, our business has the additional risk described below.

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
     On September 16, 2010, we received a letter from Nasdaq (the “Notice”) notifying us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued trading on the Nasdaq Global Select Market. The Notice also stated that we have 180 calendar days, or until March 15, 2011, to achieve a closing bid price for our common stock of $1.00 or greater for at least 10 consecutive business days. There can be no assurance that this will occur, or that any appeal of a decision to de-list our common stock will be successful. If our common stock loses its status on the Nasdaq Global Select Market and we are not successful in obtaining a listing on the Nasdaq Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows our repurchases of our equity securities for the three months ended September 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
		Average	Purchased as	May Yet Be
	Total Number	Price	Part of Publicly	Purchased
	of Shares	Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
July 1, 2010 through July 31, 2010	—	$—	—	$—
August 1, 2010 through August 31, 2010	631	0.92	—	—
September 1, 2010 through September 30, 2010	—	—	—	—

Total	631	$0.92	—	$—

(1)	Consists solely of shares repurchased from employees to satisfy statutory tax withholding requirements upon the vesting of restricted stock and subsequently retired.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     On November 4, 2010, the Compensation Committee and Independent Directors approved performance metrics for fiscal 2011 applicable to the $600,000 target incentive bonus to which Kimberly Till, President and Chief Executive Officer, is contractually entitled if the metrics are achieved. 64% of Ms. Till’s bonus will be based upon achievement of fiscal 2011 operating income, measured and payable as provided in the Company’s fiscal 2011 Corporate Bonus Plan (the “Bonus Plan”). The remainder of her bonus will be paid upon achievement of three management objectives, with the degree of achievement to be determined by the Compensation Committee in its discretion. Each management objective, if fully achieved, would result in a payout of up to 12% of Ms. Till’s target bonus, subject to the Company’s attainment of threshold financial performance in accordance with the Bonus Plan. The management objectives relate to (i) building client relationships, sales, and revenue, (ii) further developing and commercializing innovative products and (iii) continuing to strengthen the effectiveness of the senior management team.
Item 6 — Exhibits

10.1	Agreement of Sublease for 101 Merritt 7, Norwalk, Connecticut, between the Company and Verde Energy USA, Inc., dated as of September 10, 2010 (filed herewith).

10.2*	Agreement between the Company and George Terhanian Regarding Post-Termination Obligations, dated as of September 28, 2010 (filed herewith).

10.3*	Employment Agreement between the Company and Pavan Bhalla, effective as of October 11, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010 and incorporated herein by reference).

10.4*	Description of Fiscal 2011 Bonus Arrangement by and between the Company and Kimberly Till (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2010	Harris Interactive Inc.
	By:	/s/ Eric W. Narowski
Eric W. Narowski
Principal Accounting Officer and Senior Vice President, Global Controller (On Behalf of the Registrant and as Principal Accounting Officer)

Exhibit Index

10.1	Agreement of Sublease for 101 Merritt 7, Norwalk, Connecticut, between the Company and Verde Energy USA, Inc., dated as of September 10, 2010 (filed herewith).

10.2*	Agreement between the Company and George Terhanian Regarding Post-Termination Obligations, dated as of September 28, 2010 (filed herewith).

10.3*	Employment Agreement between the Company and Pavan Bhalla, effective as of October 11, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010 and incorporated herein by reference).

10.4*	Description of Fiscal 2011 Bonus Arrangement by and between the Company and Kimberly Till (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement