Form 10-Q
period 2010-12-31
HARRIS INTERACTIVE INC
filed 2011-02-04
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     On January 31, 2011, 54,755,865 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2010

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,499	$14,158
Accounts receivable, net	28,463	23,735
Unbilled receivables	7,400	7,566
Prepaid expenses and other current assets	4,235	3,722
Deferred tax assets	430	375

Total current assets	54,027	49,556

Property, plant and equipment, net	4,392	5,626
Other intangibles, net	15,644	16,382
Other assets	1,435	1,566

Total assets	$75,498	$73,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,616	$8,952
Accrued expenses	16,841	16,768
Current portion of long-term debt	4,794	4,794
Deferred revenue	16,474	11,612

Total current liabilities	45,725	42,126

Long-term debt	8,390	10,787
Deferred tax liabilities	2,238	2,391
Other long-term liabilities	1,687	1,792
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and June 30, 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,755,865 shares issued and outstanding at December 31, 2010 and 54,465,449 shares issued and outstanding at June 30, 2010	55	54
Additional paid-in capital	186,208	185,726
Accumulated other comprehensive income	4,493	2,558
Accumulated deficit	(173,298)	(172,304)

Total stockholders’ equity	17,458	16,034

Total liabilities and stockholders’ equity	$75,498	$73,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue from services	$44,940	$44,629	$81,954	$83,564

Operating expenses:
Cost of services	29,560	28,085	53,753	52,514
Selling, general and administrative	12,312	13,849	24,876	26,811
Depreciation and amortization	1,515	1,718	3,043	3,474
Restructuring and other charges	679	383	679	531

Total operating expenses	44,066	44,035	82,351	83,330

Operating income (loss)	874	594	(397)	234
Interest and other income	(8)	(12)	(23)	(27)
Interest expense	316	499	785	1,036

Income (loss) from operations before income taxes	566	107	(1,159)	(775)

Provision (benefit) for income taxes	223	(1,227)	(165)	(1,476)

Net income (loss)	$343	$1,334	$(994)	$701

Basic net income (loss) per share	$0.01	$0.02	$(0.02)	$0.01

Diluted net income (loss) per share	$0.01	$0.02	$(0.02)	$0.01

Weighted-average shares outstanding — basic	54,472,556	53,939,876	54,447,673	53,919,859

Weighted-average shares outstanding — diluted	54,542,596	54,060,635	54,447,673	54,050,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(994)	$701
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	3,895	4,214
Deferred taxes	(146)	(380)
Stock-based compensation	350	321
Amortization of deferred financing costs	34	221
Amortization of premium on marketable securities	—	1
(Increase) decrease in assets —
Accounts receivable	(3,935)	(997)
Unbilled receivables	456	(1,821)
Prepaid expenses and other current assets	(1,319)	1,069
Other assets	130	116
(Decrease) increase in liabilities —
Accounts payable	(1,492)	(255)
Accrued expenses	(478)	(3,368)
Deferred revenue	4,641	1,985
Other liabilities	(107)	(720)

Net cash provided by operating activities	1,035	1,087

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	—	505
Capital expenditures	(280)	(254)

Net cash provided by (used in) investing activities	(280)	251

Cash flows from financing activities:
Repayment of borrowings	(2,397)	(3,463)
Proceeds from employee stock purchases and stock option exercises	134	81

Net cash used in financing activities	(2,263)	(3,382)

Effect of exchange rate changes on cash and cash equivalents	849	(74)

Net decrease in cash and cash equivalents	(659)	(2,118)
Cash and cash equivalents at beginning of period	14,158	16,752

Cash and cash equivalents at end of period	$13,499	$14,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The unaudited consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary for a fair statement of the Company’s financial position, operating results and cash flows for the interim periods presented herein.
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
3. Recent Accounting Pronouncements
Fair Value Disclosures
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the disclosures involving Level 1 and Level 2 fair value measurements on January 1, 2010, and on January 1, 2011, adopted the disclosures involving Level 3 fair value measurements. Adoption did not have a material effect on the Company’s consolidated financial statements.
4. Restructuring and Other Charges
Restructuring Charges
     The following table summarizes activity during the six months ended December 31, 2010 with respect to the Company’s remaining reserves for the restructuring activities undertaken in prior fiscal years:

	Balance,		Changes			Balance,
	July 1,	Costs	in	Cash	Non-Cash	December 31,
	2010	Incurred	Estimate	Payments	Settlements	2010
Lease commitments	$408	$—	$45	$(77)	$—	$376

Remaining reserve	$408	$—	$45	$(77)	$—	$376

Other Charges
     For the three and six months ended December 31, 2010, other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations included the following:
•	Statutorily mandated severance costs incurred in connection with headcount reductions involving 15 employees undertaken by the Company’s U.K. operations, and

•	Costs associated with reorganizing the operational structure of the Company’s Canadian operations.
     For the three and six months ended December 31, 2009, other charges reflected in the “Restructuring and other charges” line included the following:
•	Additional legal fees associated with the fiscal 2009 amendment of the Company’s credit agreement,

•	Costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom, and

•	Costs associated with reorganizing the operational structure of the Company’s Asian operations.
5. Fair Value Measurements
     The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Financial liabilities:
Interest rate swap contract	$—	$706	$—	$706

At June 30, 2010
Financial liabilities:
Interest rate swap contract	$—	$889	$—	$889
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

	December 31,	June 30,
Balance Sheet Location	2010	2010
Derivative instruments designated as hedging instruments:
Interest rate swap contracts
Other liabilities	$706	$889
Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2010	December 31, 2010
Cash flow hedges:
Interest rate swap	$42	$76 Interest expense	$ — Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2009	December 31, 2009
Cash flow hedges:
Interest rate swap	$37	$255 Interest expense	$ — Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Six Months Ended	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2010	December 31, 2010
Cash flow hedges:
Interest rate swap	$42	$161 Interest expense	$ — Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Six Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009	December 31, 2009
Cash flow hedges:
Interest rate swap	$223	$512 Interest expense	$ — Interest and other income

7. Acquired Intangible Assets Subject to Amortization
     At December 31, 2010 and June 30, 2010, acquired intangible assets subject to amortization consisted of the following:

	December 31, 2010
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,227	2,521	706
Customer relationships	10	22,019	10,161	11,858
Trade names	16	5,321	2,241	3,080

Total		$32,335	$16,691	$15,644

	June 30, 2010
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,000	2,187	813
Customer relationships	10	21,039	8,677	12,362
Trade names	16	5,283	2,076	3,207

Total		$31,090	$14,708	$16,382

     The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the six months ended December 31, 2010, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Amortization expense	$710	$706	$1,405	$1,405

Estimated amortization expense for the fiscal years ending June 30:
2011	$2,650

2012	$2,837

2013	$2,676

2014	$2,259

2015	$1,681

Thereafter	$4,946

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

     The principal terms of the Original Credit Agreement and Amended and Restated Credit Agreement are described below:

Original Credit Agreement	Amended and Restated Credit Agreement

Availability:

$5,000 Revolving Line	$5,000 Revolving Line

• Until certain leverage ratios are achieved, advances require minimum cash balances and no outstanding balance may exist at least 5 consecutive days in every 30-day period	• The Revolving Line may be used to back Letters of Credit.

• The Revolving Line may be used to back Letters of Credit	• Requires the Company to maintain a minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)

Term Loan A — original principal, $12,000	New Term Loan — original principal, $15,581

Term Loan B, as consolidated with Term Loan C — original principal $22,625

Pricing Grid:

Not applicable	See below
Interest:

Company option:	Company option:

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
The Company elected LIBOR and the interest swap agreement fixes the LIBOR-based portion of the rate at 4.32%. At December 31, 2010, with the spread at 4.50%, the effective rate on the New Term Loan was 8.82%.

Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears	Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears

Letter of credit participation fees equal to 5% of outstanding face amounts	Letter of credit fees equal to 5% of outstanding face amounts until the first quarterly adjustment pursuant to the Pricing Grid, and are set under the Pricing Grid thereafter

Interest Rate Swap:

Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the Term Loans at 5.08% through September 21, 2012	Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the New Term Loan (reflecting the consolidation of Term Loans A and B into a single New Term Loan) at 4.32% through September 30, 2013

Original Credit Agreement	Amended and Restated Credit Agreement

Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loans	Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the New Term Loan

Notional amount equal to outstanding amount of the Term Loans	Notional amount of $13,184 at December 31, 2010, equal to outstanding amount of the New Term Loan

Unused Facility Fees:

Fee fixed at 1.0% of unused Revolving Line amount	Fee fixed at 0.75% of unused Revolving Line amount

Principal Payments:

Term Loans — September 21, 2012	New Term Loan Maturity — September 30, 2013

Revolving Line Maturity — July 15, 2010	Revolving Line Maturity — September 30, 2013

Revolving Line — payable at maturity	Revolving Line — payable at maturity

Quarterly Term Loan Payments — $1,731	Quarterly New Term Loan Payments — $1,199

Financial Covenants:

Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.00 and 1.75:1.00	Minimum Consolidated Interest Coverage Ratio of at least 3.00:1.00

Maximum Consolidated Leverage Ratio ranging over various quarters between 6.40:1.00 and 2.00:1.00	Maximum Consolidated Leverage Ratio of 2.90:1.00 for quarterly periods ending through December 31, 2010, 2.70:1.00 for the quarterly period ending March 31, 2011, and 2.50:1.00 for quarterly periods ending thereafter.

Minimum Consolidated Revenue (trailing 3 months) ranging over various quarters between $33,200 and $45,400	Minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)

Collateral:

Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries	Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

     The Pricing Grid provides for quarterly adjustment of rates and fees, and is as follows:

		ABR			Commitment
	Consolidated Total	Applicable	Adjusted LIBO	Letter of Credit	Fee
Pricing Level	Leverage Ratio	Rate	Applicable Rate	Applicable Rate	Rate
1	< 1.0	2.50%	3.50%	3.50%	0.50%
2	≥ 1.0 but < 1.5	3.25%	4.25%	4.25%	0.75%
3	≥ 1.5 but < 2.0	3.50%	4.50%	4.50%	0.75%
4	≥ 2.0 but < 2.5	3.75%	4.75%	4.75%	0.75%
5	≥ 2.5	4.00%	5.00%	5.00%	1.00%
     The Amended and Restated Credit Agreement contains customary representations, default provisions, and affirmative and negative covenants, including among others prohibitions of dividends, sales of certain assets and mergers, and restrictions related to acquisitions, indebtedness, liens, investments, share repurchases and capital expenditures. Among others, the Company may freely transfer assets and incur obligations among its domestic subsidiaries, but limitations apply to transfers of assets and loans to foreign subsidiaries.
     At December 31, 2010, the Company was in compliance with all of the covenants under the Amended and Restated Credit Agreement.
     At December 31, 2010, the required principal repayments of the term loan under the Amended and Restated Credit Agreement (the “New Term Loan”) for the remaining six months of the fiscal year ending June 30, 2011 and the three succeeding fiscal years are as follows:

Total
2011	$2,397
2012	4,794
2013	4,794
2014	1,199

$13,184

     At December 31, 2010, the Company had no outstanding borrowings under its revolving line of credit and $347 in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.
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
     The interest rate swap had a notional amount of $13,184 at December 31, 2010, which was the same as the outstanding amount of the New Term Loan. The applicable spread referenced in the Pricing Grid is added to the 4.32% rate fixed by the interest rate swap.
     At December 31, 2010, the Company recorded a liability of $706 in the “Other liabilities” line item of its unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As the interest rate swap was effective at December 31, 2010, changes in the fair value of the interest rate swap continue to be recorded through other comprehensive income, with any ineffectiveness recorded through interest expense.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of services	$4	$4	$9	$8
Selling, general and administrative	167	158	341	313

	$171	$162	$350	$321

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the six months ended December 31, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	3,873,452	$2.38
Granted	968,500	0.82
Forfeited	(484,859)	2.68
Exercised	(39,583)	0.45

Options outstanding at December 31	4,317,510	2.01

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2010:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	73,751	$2.09
Granted	117,274	0.90
Forfeited	(2,813)	2.31
Vested	(68,131)	1.59

Restricted shares outstanding at December 31	120,081	1.39

     At December 31, 2010, there was $1,287 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 3.1 years.
10. Income Taxes
     For the three months ended December 31, 2010, the Company recorded an income tax provision of $223, compared with an income tax benefit of $1,227 for the same prior year period. The tax provision for the three months ended December 31, 2010 was comprised primarily of tax expense related to pre-tax income in certain of the Company’s international jurisdictions, partially offset by an additional tax benefit of $188 in France related to research credits applied for and refunded during the quarter. The tax benefit for the three months ended December 31, 2009 was principally impacted by tax benefits related to pre-tax losses in certain of the Company’s foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103.
     For the six months ended December 31, 2010, the Company recorded an income tax benefit of $165, compared with an income tax benefit of $1,476 for the same prior year period. The tax benefit for the six months ended December 31, 2010 was driven primarily by the additional tax benefit of $188 in France discussed above. The tax benefit for the six months ended December 31, 2009 was principally impacted by tax benefits related to pre-tax losses in certain of the Company’s foreign jurisdictions and the additional tax benefit of $1,103 noted above.
     A full valuation allowance continues to be recorded at December 31, 2010 against the Company’s deferred tax assets in the U.S., U.K., and Asia. The Company will continue to assess the realizability of its deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.
11. Comprehensive Income
     The following table sets forth the components of the Company’s total comprehensive income for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss), as reported	$343	$1,334	$(994)	$701
Foreign currency translation adjustments	303	138	1,875	1,278
Change in fair value of interest rate swap	91	96	163	(27)
Change in postretirement obligation	(51)	—	(102)	—
Unrealized loss on marketable securities	—	(4)	(1)	(7)

Total comprehensive income	$686	$1,564	$941	$1,945

12. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.
     The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of stock	$343	$1,334	$(994)	$701

Denominator:
Weighted average number of shares used in the calculation of basic net income (loss) per share	54,472,556	53,939,876	54,447,673	53,919,859
Dilutive effect of outstanding stock options and restricted stock	70,040	120,759	—	130,538

Shares used in the calculation of diluted net income (loss) per share	54,542,596	54,060,635	54,447,673	54,050,397

Net income (loss) per share:
Basic	$0.01	$0.02	$(0.02)	$0.01

Diluted	$0.01	$0.02	$(0.02)	$0.01

     Unexercised stock options to purchase 2,993,018 and 3,293,350 shares of the Company’s stock for the three months ended December 31, 2010 and 2009, respectively, at weighted-average prices per share of $2.60 and $3.17, respectively, were not included in the computations of diluted net income per share because their impact was anti-dilutive during the respective periods.
     Unvested restricted stock and unexercised stock options to purchase 4,437,591 and 3,293,350 shares of the Company’s common stock for the six months ended December 31, 2010 and 2009, respectively, at weighted-average prices per share of $1.99 and $3.17, respectively, were not included in the computations of diluted net income (loss) per share because their impact was anti-dilutive during the respective periods.
13. Enterprise-Wide Disclosures
     The Company is comprised principally of operations in North America, Europe, and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France, Germany, Hong Kong, and Singapore. The Company also maintains a representative office in mainland China. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

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
     Geographic information for the periods presented herein is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue from services
United States	$24,672	$26,798	$46,581	$49,630
United Kingdom	7,443	6,641	12,841	13,356
Canada	5,978	5,142	10,685	9,669
Other European countries	5,409	4,925	9,390	8,883
Asia	1,438	1,123	2,457	2,026

Total revenue from services	$44,940	$44,629	$81,954	$83,564

Operating income (loss)
United States	$1,097	$1,750	$1,418	$2,536
United Kingdom	(158)	46	(1,130)	(305)
Canada	(479)	(727)	(1,394)	(1,517)
Other European countries	242	117	676	484
Asia	172	(592)	33	(964)

Total operating income (loss)	$874	$594	$(397)	$234

	At December 31,	At June 30,
	2010	2010
Long-lived assets
United States	$2,025	$2,964
United Kingdom	1,206	1,300
Canada	769	1,093
Other European countries	237	210
Asia	155	59

Total long-lived assets	$4,392	$5,626

Deferred tax assets
United States	$—	$—
United Kingdom	—	—
Canada	(1,549)	(1,709)
Other European countries	(259)	(307)
Asia	—	—

Total deferred tax assets	$(1,808)	$(2,016)

14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the six months ended December 31, 2010 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by the Company with the SEC on August 31, 2010. Risks and uncertainties also include the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, quarterly variations in financial results, actions of competitors, the Company’s ability to develop and maintain products and services attractive to the market, and uncertainties surrounding continued compliance with certain Nasdaq listing requirements.
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
     For the three months ended December 31, 2010, financial highlights include:
•	Revenue from services was $44,940, up 0.7% from the same prior year period. Excluding foreign currency exchange rate differences, revenue was up 1.7% over last fiscal year’s second quarter. The increase was primarily due to revenue increases in the U.K., Canada, France, Germany, and Asia.

•	Bookings were up 4.3% compared with the same prior year period, excluding foreign exchange rate differences. This growth was driven by increased bookings in Canada, France, and Germany.

•	Operating income was $874, compared with operating income of $594 for the same prior year period. Operating income for the three months ended December 31, 2010 included $679 in restructuring and other charges, compared with $383 for the same prior year period. The improvement in operating income was driven mainly by the revenue increase for the quarter.

•	We had $13,499 in cash at December 31, 2010, down from $14,158 at June 30, 2010. Cash now exceeds our outstanding debt by $315.
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
     In each situation, management is required to make estimates about the effects of events that are inherently uncertain.
     During the six months ended December 31, 2010, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010.
Results of Operations
Three Months Ended December 31, 2010 Versus Three Months Ended December 31, 2009
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2010 and 2009, respectively:

	2010	%	2009	%
Revenue from services	$44,940	100.0%	$44,629	100.0%

Operating expenses:
Cost of services	29,560	65.8	28,085	62.9
Selling, general and administrative	12,312	27.4	13,849	31.0
Depreciation and amortization	1,515	3.4	1,718	3.8
Restructuring and other charges	679	1.5	383	0.9

Operating income	874	1.9	594	1.3
Interest and other income	(8)	(0.0)	(12)	(0.0)
Interest expense	316	0.7	499	1.1

Income from operations before taxes	566	1.3	107	0.2

Provision (benefit) for income taxes	223	0.5	(1,227)	(2.7)

Net income	$343	0.8	$1,334	3.0

     Revenue from services. Revenue from services increased by $311, or 0.7%, to $44,940 for the three months ended December 31, 2010 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services for the three months ended December 31, 2010 increased by 1.7% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.
     North American revenue decreased by $1,290 to $30,650 for the three months ended December 31, 2010 compared with the same prior year period, a decrease of 4.0%. By country, North American revenue for the three months ended December 31, 2010 was comprised of:
•	Revenue from U.S. operations of $24,672, down 7.9% compared with $26,798 for the same prior year period. This decline was driven mainly by a 17.3% decline in our Healthcare sector and a 24.7% decline in our Financial Services sector. The decline in our Healthcare sector was primarily due to the continued revenue impact of bookings decreases experienced during the second half of fiscal 2010 and at the beginning of the first quarter of fiscal 2011. The decline in our Financial Services sector was primarily due to the loss of a large tracking study in the prior year. These declines were offset partially by a 12.6% increase in our Technology, Media & Telecom sector and a 30.0% increase in our Service Bureau Research business.

•	Revenue from Canadian operations of $5,978, up 16.3% compared with $5,142 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue for the three months ended December 31, 2010 increased by 10.6% compared with the same prior year period. The increase was driven mainly by revenue from work on a large tracking study that was won during the quarter.
     European revenue increased by $1,286 to $12,852 for the three months ended December 31, 2010 compared with the same prior year period, an increase of 11.1%. By country, European revenue for the three months ended December 31, 2010 was comprised of:
•	Revenue from U.K. operations of $7,443, up 12.1% compared with $6,641 for the same prior year period. In local currency (British Pound), U.K. revenue for the three months ended December 31, 2010 increased by 16.1% compared with the same prior year period. The increase was driven primarily by revenue from work on a large tracking study that was deferred from Q1 into Q2, along with revenue generated from projects won with new clients across several industry sectors.

•	Revenue from French operations of $3,099, down 3.6% compared with $3,216 for the same prior year period. In local currency (Euro), French revenue for the three months ended December 31, 2010 increased by 5.3% compared with the same prior year period. The increase was primarily due to continued success in selling to new and existing clients across several industry sectors.

•	Revenue from German operations of $2,310, up 35.2% compared with $1,709 for the same prior year period. In local currency (Euro), German revenue for the three months ended December 31, 2010 increased by 46.8% compared with the same prior year period. Similar to our French operations, the increase was driven primarily by continued success in selling to new and existing clients across several industry sectors.
     Asian revenue increased by $315 to $1,438 for the three months ended December 31, 2010, an increase of 28.1% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the three months ended December 31, 2010 was inconsequential compared with the same prior year period. The increase in Asian revenue was driven primarily by revenue from work on a large tracking study sold during the fourth quarter of fiscal 2010.
     Cost of services. Cost of services was $29,560 or 65.8% of total revenue for the three months ended December 31, 2010, compared with 28,085 or 62.9% of total revenue for the same prior year period. The increase in cost of services for the three months ended December 31, 2010 was impacted by the differing types of custom research projects performed during the quarter when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the three months ended December 31, 2010 was $12,312 or 27.4% of total revenue, compared with $13,849 or 31.0% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by the following:

•	a $600 decrease in payroll-related expense, driven primarily by our continued focus on managing headcount relative to the needs of our business;

•	a $289 decrease in facilities-related expense, driven primarily by space reductions taken during fiscal 2010; and

•	a $191 decrease in legal expenses, driven primarily by improving the operational efficiency of our legal function.
     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $1,515 or 3.4% of total revenue for the three months ended December 31, 2010, compared with $1,718 or 3.8% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended December 31, 2010 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 and the first six months of fiscal 2011, combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $679 or 1.5% of total revenue for the three months ended December 31, 2010, compared with $383 or less than 1% of total revenue for the same prior year period. Other charges for the three months ended December 31, 2010 consisted primarily of statutorily mandated severance costs incurred in connection with headcount reductions undertaken by our U.K. operations and costs associated with reorganizing the operational structure of our Canadian operations. Other charges for the three months ended December 31, 2009 consisted primarily of costs associated with reorganizing the operational structure of our Asian operations. There were no restructuring activities during the three months ended December 31, 2010 or 2009.
     Interest and other income. Interest and other income was $8 or less than 1% of total revenue for the three months ended December 31, 2010, compared with $12 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a lower average cash balance during the three months ended December 31, 2010 when compared with the same prior year period.
     Interest expense. Interest expense was $316 or less than 1% of total revenue for the three months ended December 31, 2010, compared with $499 or 1.1% of total revenue for the same prior year period. Interest expense for the three months ended December 31, 2010 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments, as well as the decline in our effective interest rate as a result of amending our credit agreement in June 2010.
     Income taxes. We recorded an income tax provision of $223 for the three months ended December 31, 2010, compared with an income tax benefit of $1,227 for the same prior year period. The tax provision for the three months ended December 31, 2010 was comprised primarily of tax expense related to pre-tax income in certain of our international jurisdictions, partially offset by an additional tax benefit of $188 in France applied for and refunded during the quarter. The tax benefit for the three months ended December 31, 2009 was principally impacted by the tax benefits related to pre-tax losses in certain of our foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103. Based upon management’s assessment of the realizability of the Company’s deferred tax assets in the U.S., U.K., and Asia, a full valuation allowance continued to be recorded at December 31, 2010.

Six Months Ended December 31, 2010 Versus Six Months Ended December 31, 2009
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2010 and 2009, respectively:

	2010	%	2009	%
Revenue from services	$81,954	100.0%	$83,564	100.0%

Operating expenses:
Cost of services	53,753	65.6	52,514	62.8
Selling, general and administrative	24,876	30.4	26,811	32.1
Depreciation and amortization	3,043	3.7	3,474	4.2
Restructuring and other charges	679	0.8	531	0.6

Operating income (loss)	(397)	(0.5)	234	0.3
Interest and other income	(23)	(0.0)	(27)	(0.0)
Interest expense	785	1.0	1,036	1.2

Loss from operations before taxes	(1,159)	(1.4)	(775)	(0.9)

Provision (benefit) for income taxes	(165)	(0.2)	(1,476)	(1.8)

Net income (loss)	$(994)	(1.2)	$701	0.8

     Revenue from services. Revenue from services decreased by $1,610, or 1.9%, to $81,954 for the six months ended December 31, 2010 compared with the same prior year. Excluding foreign currency exchange rate differences, revenue from services for the six months ended December 31, 2010 decreased by 0.8% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.
     North American revenue decreased by $2,033 to $57,266 for the six months ended December 31, 2010 compared with the same prior year period, a decrease of 3.4%. By country, North American revenue for the six months ended December 31, 2010 was comprised of:
•	Revenue from U.S. operations of $46,581, down 6.1% compared with $49,630 for the same prior year period. This decline was driven mainly by a 13.8% decline in our Healthcare sector and a 9.7% decline in our Financial Services sector. The decline in our Healthcare sector was primarily due to the continued revenue impact of bookings decreases experienced during the second half of fiscal 2010 and at the beginning of the first quarter of fiscal 2011. The decline in our Financial Services sector was primarily due to the loss of a large tracking study in the prior year. These declines were offset partially by a 12.9% increase in our Technology, Media & Telecom sector and a 17.5% increase in our Service Bureau Research business.

•	Revenue from Canadian operations of $10,685, up 10.5% compared with $9,669 for the same prior year period. On a local currency basis (Canadian Dollar), Canadian revenue for the six months ended December 31, 2010 increased by 5.2% compared with the same prior year period. The increase was driven mainly by revenue from work on a large tracking study that was won during the second quarter of fiscal 2011.
     European revenue for the six months ended December 31, 2010 of $22,231 was essentially flat compared with the same prior year period. By country, European revenue for the six months ended December 31, 2010 was comprised of:
•	Revenue from U.K. operations of $12,841, down 3.9% compared with $13,356 for the same prior year period. In local currency (British Pound), U.K. revenue for the six months ended December 31, 2010 was essentially flat compared with the same prior year period.

•	Revenue from French operations of $5,577, down 3.9% compared with $5,806 for the same prior year period. In local currency (Euro), French revenue for the six months ended December 31, 2010 increased by 5.4% compared with the same prior year period. The increase was due primarily to continued success in selling to new and existing clients across several sectors.

•	Revenue from German operations of $3,813, up 23.9% compared with $3,077 for the same prior year period. In local currency (Euro), German revenue for the six months ended December 31, 2010 increased by 35.3% compared with the same prior year period. Similar to our French operations, the increase was driven by continued success in selling to new and existing clients across several industry sectors.
     Asian revenue increased by $430 to $2,457 for the six months ended December 31, 2010, an increase of 21.2% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the six months ended December 31, 2010 was inconsequential compared with the same prior year period. The increase in Asian revenue was driven primarily by revenue from work on a large tracking study sold during the fourth quarter of fiscal 2010.
     Cost of services. Cost of services was $53,753 or 65.6% of total revenue for the six months ended December 31, 2010, compared with $52,514 or 62.8% of total revenue for the same prior year period. The increase in cost of services for the six months ended December 31, 2010 was impacted by the differing types of custom research projects performed during the first six months of fiscal 2011 when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the six months ended December 31, 2010 was $24,876 or 30.4% of total revenue, compared with $26,811 or 32.1% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by the following:
•	a $473 decrease in facilities-related expense, driven primarily by space reductions taken during fiscal 2010;

•	a $294 decrease in payroll-related expense, driven primarily by our continued focus on managing headcount relative to the needs of our business;

•	a $284 decrease in legal expenses, driven primarily by improving the operational efficiency of our legal function; and

•	a $205 decrease in travel expense, driven primarily by our continued focus on controlling these costs.
     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued focus on ensuring appropriate alignment of our cost structure relative to the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $3,043 or 3.7% of total revenue for the six months ended December 31, 2010, compared with $3,474 or 4.2% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the six months ended December 31, 2010 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 and the first six months of fiscal 2011 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $679 or less than 1% of total revenue for the six months ended December 31, 2010, compared with $531 or less than 1% of total revenue for the same prior year period. Other charges for the six months ended December 31, 2010 consisted primarily of statutorily mandated severance costs incurred in connection with headcount reductions undertaken by our U.K. operations and costs associated with reorganizing the operational structure of our Canadian operations. Other charges for the six months ended December 31, 2009 included additional legal fees associated with the amendment of our credit agreement during fiscal 2009, costs incurred to close our telephone-based data collection center in Brentford, United Kingdom, and costs associated with reorganizing the operational structure of our Asian operations. There were no restructuring activities during the six months ended December 31, 2010 or 2009.
     Interest and other income. Interest and other income was $23 or less than 1% of total revenue for the six months ended December 31, 2010, compared with $27 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a lower average cash balance during the six months ended December 31, 2010 when compared with the same prior year period.

     Interest expense. Interest expense was $785 or 1.0% of total revenue for the six months ended December 31, 2010, compared with $1,036 or 1.2% of total revenue for the same prior year period. Interest expense for the six months ended December 31, 2010 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments, as well as the decline in our effective interest rate as a result of amending our credit agreement in June 2010.
     Income taxes. We recorded an income tax benefit of $165 for the six months ended December 31, 2010, compared with an income tax benefit of $1,476 for the same prior year period. The tax benefit for the six months ended December 31, 2010 was driven primarily by an additional tax benefit of $188 in France applied for and refunded during the second quarter. The tax benefit for the six months ended December 31, 2009 was principally impacted by tax benefits related to pre-tax losses in certain of our foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103. Based upon management’s assessment of the realizability of our deferred tax assets in the U.S., U.K., and Asia, a full valuation allowance continued to be recorded at December 31, 2010.
Significant Factors Affecting our Performance
Key Operating Metrics
     We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.
     Key operating metrics for the three months ended December 31, 2010 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q2	Q3	Q4	Q1	Q2
	FY2010	FY2010	FY2010	FY2011	FY2011
Bookings	$53.2	$44.7	$35.7	$35.4	$55.3
Secured revenue	$51.1	$54.6	$46.6	$45.0	$55.4
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
     Bookings for the three months ended December 31, 2010 were $55.3 million, an increase of 4.0% compared with $53.2 million for the same prior year period. Excluding foreign currency exchange rate differences, bookings were up 4.3% compared with the same prior year period. Bookings in local currency for the three months ended December 31, 2010 compared with the same prior year period were principally impacted by the following:
•	U.S. bookings decreased 3.8%, driven mainly by a 9.7% decline in our Healthcare sector.

•	U.K. bookings decreased 43.6%, driven primarily by the loss of a large tracking study.

•	French bookings increased 10.5%, due primarily to continued success in maintaining and growing tracking studies with existing clients while also selling increased levels of ad-hoc work to both new and existing clients.

•	German bookings increased 91.9%, due primarily to increased sales to an existing client and a large tracking study won with a new client.

•	Canadian bookings were up 110.9%, driven primarily by a large tracking study won with a client in the financial services sector and the early booking of two large tracking studies that were not booked until last fiscal year’s third quarter. Excluding the two large tracking studies that booked early, Canadian bookings were up 65.0%.

•	Asian bookings decreased 24.4%, driven primarily by our need to rebuild the Asian sales team during the first six months of fiscal 2011.
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
     Secured revenue helps us manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Based on our experience from prior years, projects included in secured revenue at the end of a fiscal period generally convert to revenue from services during the following twelve months, based on our experience from prior years.
     Secured revenue for the three months ended December 31, 2010 was $55.4 million, compared with $51.1 million for the same prior year period. The increase in secured revenue was due primarily to the increase in bookings discussed above.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
     At December 31, 2010, we had cash of $13,499, compared with $14,158 at June 30, 2010. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. Under our credit agreement, we must maintain a minimum cash balance of the greater of $5,000 and 1.2 times the amount of borrowings we make under the revolving line that is part of our credit facilities (including outstanding letters of credit). While we believe that our available sources of cash, including funds available through our revolving line, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.
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

     The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash used in financing activities, for the six months ended December 31:

	2010	2009
Net cash provided by operating activities	$1,035	$1,087
Net cash provided by (used in) investing activities	(280)	251
Net cash used in financing activities	(2,263)	(3,382)
     Net cash provided by operating activities. Net cash provided by operating activities was $1,035 for the six months ended December 31, 2010, essentially flat compared with $1,087 provided by operating activities for the same prior year period.
     Net cash provided by (used in) investing activities. Net cash used in investing activities was $280 for the six months ended December 31, 2010, compared with $251 provided by investing activities for the same prior year period. Investing activities for the six months ended December 31, 2009 included capital expenditures, which were offset by $505 in proceeds from the sale and maturities of marketable securities. Investing activities for the six months ended December 31, 2010 consisted solely of capital expenditures.
     Net cash used in financing activities. Net cash used in financing activities was $2,263 for the six months ended December 31, 2010, compared with $3,382 for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan. The required quarterly principal payments on our outstanding debt decreased from $1,731 to $1,199 as a result of amending our credit agreement in June 2010.
Credit Facilities
     The principal terms of our credit agreement are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
     At December 31, 2010, we were in compliance with all of the covenants under our credit agreement. For the three months ended December 31, 2010, our financial covenants were:

Covenant	Required	Actual
Minimum Consolidated Interest Coverage Ratio	3.00:1.00	4.43:1.00
Maximum Consolidated Leverage Ratio	2.90:1.00	1.81:1.00
Interest Rate Swap
     The principal terms of our interest rate swap are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements and Contractual Obligations
     At December 31, 2010, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended December 31, 2010 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010.

Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at December 31, 2010 and for the six months then ended, as well as the expected impact on our consolidated financial statements for future periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.
     We continuously review any cash equivalents and marketable securities held by us and do not believe that our holdings have a material liquidity risk under current market conditions.
Interest Rate Exposure
     At December 31, 2010, we had outstanding debt under our credit facilities of $13,184. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is determined quarterly using a pricing grid based on our consolidated total leverage ratio. At December 31, 2010, the additional applicable margin was 4.50%, resulting in an effective interest rate of 8.82% on our outstanding debt.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at December 31, 2010 would have increased the fair value of the interest rate swap by $169 and each 1% decrease from prevailing interest rates at December 31, 2010 would have decreased the fair value of the interest rate swap by $185.
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
     We performed a sensitivity analysis at December 31, 2010. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3 — Defaults Upon Senior Securities
     None.
Item 5 — Other Information
     None.
Item 6 — Exhibits
10.1*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Kimberly Till (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).

10.2*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Pavan Bhalla (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).

10.3	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties and Harris Interactive UK Limited, dated November 29, 2010 (filed herewith).

10.4	Second Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, between the Company and McCann Erickson Inc., dated December 20, 2010 (filed herewith).

10.5*	Letter Agreement between the Company and Michael de Vere, dated January 3, 2011 (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 4, 2011	Harris Interactive Inc.
	By:	/s/ Eric W. Narowski
Eric W. Narowski
Principal Accounting Officer and Senior Vice President, Global Controller (On Behalf of the Registrant and as Principal Accounting Officer)

Exhibit Index
10.1*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Kimberly Till (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).

10.2*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Pavan Bhalla (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).

10.3	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties and Harris Interactive UK Limited, dated November 29, 2010 (filed herewith).

10.4	Second Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, between the Company and McCann Erickson Inc., dated December 20, 2010 (filed herewith).

10.5*	Letter Agreement between the Company and Michael de Vere, dated January 3, 2011 (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement