Form 10-Q
period 2011-03-31
HARRIS INTERACTIVE INC
filed 2011-05-05
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-27577
HARRIS INTERACTIVE INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or Other Jurisdiction of	16-1538028 (I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Yes ☐ No ☑
     On April 29, 2011, 54,755,324 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

Part I: Financial Information
Item 1 — Financial Statements
HARRIS INTERACTIVE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,500	$14,158
Accounts receivable, net	23,614	23,735
Unbilled receivables	8,200	7,566
Prepaid expenses and other current assets	4,682	3,722
Deferred tax assets	547	375

Total current assets	49,543	49,556

Property, plant and equipment, net	3,964	5,626
Other intangibles, net	15,217	16,382
Other assets	1,589	1,566

Total assets	$70,313	$73,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,742	$8,952
Accrued expenses	16,697	16,768
Current portion of long-term debt	4,794	4,794
Deferred revenue	14,942	11,612

Total current liabilities	43,175	42,126

Long-term debt	7,191	10,787
Deferred tax liabilities	2,363	2,391
Other long-term liabilities	1,518	1,792
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and June 30, 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 54,755,324 shares issued and outstanding at March 31, 2011 and 54,465,449 shares issued and outstanding at June 30, 2010	55	54
Additional paid-in capital	186,405	185,726
Accumulated other comprehensive income	5,240	2,558
Accumulated deficit	(175,634)	(172,304)

Total stockholders’ equity	16,066	16,034

Total liabilities and stockholders’ equity	$70,313	$73,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue from services	$38,087	$41,203	$120,041	$124,767

Operating expenses:
Cost of services	25,138	26,569	78,892	79,083
Selling, general and administrative	12,870	13,829	37,745	40,641
Depreciation and amortization	1,517	1,656	4,560	5,130
Restructuring and other charges	448	92	1,127	623

Total operating expenses	39,973	42,146	122,324	125,477

Operating loss	(1,886)	(943)	(2,283)	(710)
Interest and other income	(13)	(30)	(35)	(57)
Interest expense	285	524	1,070	1,560

Loss from operations before income taxes	(2,158)	(1,437)	(3,318)	(2,213)

Provision (benefit) for income taxes	177	121	12	(1,354)

Net loss	$(2,335)	$(1,558)	$(3,330)	$(859)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.02)

Weighted-average shares outstanding — basic and diluted	54,658,105	54,247,286	54,516,793	54,027,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,330)	$(859)
Adjustments to reconcile net loss to net cash provided by operating activities —

Depreciation and amortization	5,715	6,225
Deferred taxes	(122)	(359)
Stock-based compensation	523	523
Amortization of deferred financing costs	53	333
(Increase) decrease in assets —
Accounts receivable	1,133	(175)
Unbilled receivables	(8)	(336)
Prepaid expenses and other current assets	(2,019)	(48)
Other assets	1	123
(Decrease) increase in liabilities —
Accounts payable	(2,442)	426
Accrued expenses	(990)	(1,754)
Deferred revenue	2,862	(1,236)
Other liabilities	(276)	(896)

Net cash provided by operating activities	1,100	1,967

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	—	500
Capital expenditures	(577)	(480)

Net cash provided by (used in) investing activities	(577)	20

Cash flows from financing activities:
Repayment of borrowings	(3,596)	(5,194)
Proceeds from employee stock purchases and stock option exercises	157	116

Net cash used in financing activities	(3,439)	(5,078)

Effect of exchange rate changes on cash and cash equivalents	1,258	(964)

Net decrease in cash and cash equivalents	(1,658)	(4,055)
Cash and cash equivalents at beginning of period	14,158	16,752

Cash and cash equivalents at end of period	$12,500	$12,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Financial Statements
     The unaudited consolidated financial statements included herein reflect, in the opinion of the management of Harris Interactive Inc. and its subsidiaries (collectively, the “Company”), all normal recurring adjustments necessary for a fair statement of the Company’s financial position, operating results and cash flows for the interim periods presented.
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
4. Restructuring and Other Charges
   Restructuring Charges
     The following table summarizes activity during the nine months ended March 31, 2011 with respect to the Company’s remaining reserves for the restructuring activities undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs	Changes in	Cash	Non-Cash	March 31,
	2010	Incurred	Estimate	Payments	Settlements	2011
Lease commitments	$408	$—	$45	$(107)	$—	$346

Remaining reserve	$408	$—	$45	$(107)	$—	$346

   Other Charges
     For both the three and nine months ended March 31, 2011, other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations included:
•	$270 in severance costs incurred in connection with headcount reductions involving 15 employees undertaken by the Company’s U.S. operations, $210 of which have been paid as of March 31, 2011 and all of which are expected to be paid by June 30, 2011, and
•	Costs associated with reorganizing the operational structure of the Company’s U.K. operations.
     For the nine months ended March 31, 2011, other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations also included:
•	$347 in statutorily mandated severance costs incurred in connection with headcount reductions involving 15 employees undertaken by the Company’s U.K. operations, $265 of which have been paid as of March 31, 2011, and all of which are expected to be paid by June 30, 2011, and
•	Costs associated with reorganizing the operational structure of the Company’s Canadian operations.
     For the three and nine months ended March 31, 2010, other charges reflected in the “Restructuring and other charges” line included:
•	Additional legal fees associated with the fiscal 2009 amendment of the Company’s credit agreement,
•	Costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom, and
•	Costs associated with reorganizing the operational structure of the Company’s Asian operations.
5. Fair Value Measurements
     The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.
•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

     The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2011
Financial liabilities:
Interest rate swap contract	$—	$581	$—	$581

At June 30, 2010
Financial liabilities:
Interest rate swap contract	$—	$889	$—	$889
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

	March 31,	June 30,
Balance Sheet Location	2011	2010
Derivative instruments designated as hedging instruments:
Interest rate swap contracts
Other liabilities	$581	$889
Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2011	March 31, 2011
Cash flow hedges:
Interest rate swap	$20	$72 Interest expense	$— Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2010	March 31, 2010
Cash flow hedges:
Interest rate swap	$72	$173 Interest expense	$— Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2011	March 31, 2011
Cash flow hedges:
Interest rate swap	$62	$233 Interest expense	$— Interest and other income

Amount of Gain
	(Loss) Recognized in	Amount and Location of	Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified	Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into	(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)	Excluded from Effectiveness Testing)
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010	March 31, 2010
Cash flow hedges:
Interest rate swap	$295	$686 Interest expense	$— Interest and other income
7. Acquired Intangible Assets Subject to Amortization
     At March 31, 2011 and June 30, 2010, acquired intangible assets subject to amortization consisted of the following:

	March 31, 2011
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,390	2,737	653
Customer relationships	10	22,499	10,952	11,547
Trade names	16	5,335	2,318	3,017

Total		$32,992	$17,775	$15,217

	June 30, 2010
	Weighted-
	Average
	Useful
	Amortization	Gross		Net
	Period (in	Carrying	Accumulated	Book
	years)	Amount	Amortization	Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,000	2,187	813
Customer relationships	10	21,039	8,677	12,362
Trade names	16	5,283	2,076	3,207

Total		$31,090	$14,708	$16,382

     The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the nine months ended March 31, 2011, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three		For the Nine
	Months Ended		Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amortization expense	$723	$701	$2,127	$2,106

Estimated amortization expense for the fiscal years ending June 30:
2011	$2,611

2012	$2,912

2013	$2,743

2014	$2,306

2015	$1,727

2016	$1,603

Thereafter	$3,442

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

The Company elected LIBOR and the interest swap agreement fixes the LIBOR-based portion of the rate at 4.32%. At March 31, 2011, with the spread at 4.50%, the effective rate on the New Term Loan was 8.82%.

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

Original Credit Agreement	Amended and Restated Credit Agreement

Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loans	Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the New Term Loan

Notional amount equal to outstanding amount of the Term Loans	Notional amount of $11,985 at March 31, 2011, equal to outstanding amount of the New Term Loan

Unused Facility Fees:

Fee fixed at 1.0% of unused Revolving Line amount	Fee fixed at 0.75% of unused Revolving Line amount

Principal Payments:

Term Loans – September 21, 2012	New Term Loan Maturity – September 30, 2013

Revolving Line Maturity – July 15, 2010	Revolving Line Maturity – September 30, 2013

Revolving Line – payable at maturity	Revolving Line – payable at maturity

Quarterly Term Loan Payments – $1,731	Quarterly New Term Loan Payments – $1,199

Financial Covenants:

Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.00 and 1.75:1.00	Minimum Consolidated Interest Coverage Ratio of at least 3.00:1.00

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
     At March 31, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Credit Agreement.

     At March 31, 2011, the required principal repayments of the term loan under the Amended and Restated Credit Agreement (the “New Term Loan”) for the remaining three months of the fiscal year ending June 30, 2011 and the three succeeding fiscal years are as follows:

Total
2011	$1,199
2012	4,794
2013	4,794
2014	1,198

$11,985

     At March 31, 2011, the Company had no outstanding borrowings under its revolving line of credit and $354 in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.
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
     The interest rate swap had a notional amount of $11,985 at March 31, 2011, which was the same as the outstanding amount of the New Term Loan. The applicable spread referenced in the Pricing Grid is added to the 4.32% rate fixed by the interest rate swap.
     At March 31, 2011, the Company had a liability of $581 in the “Other liabilities” line item of its unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. As the interest rate swap was effective at March 31, 2011, changes in the fair value of the interest rate swap continue to be recorded through other comprehensive income, with any ineffectiveness recorded through interest expense.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of services	$4	$5	$14	$12
Selling, general and administrative	169	198	509	511

	$173	$203	$523	$523

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

     The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the nine months ended March 31, 2011:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at July 1	3,873,452	$2.38
Granted	1,257,500	0.88
Forfeited	(714,235)	2.13
Exercised	(39,583)	0.45

Options outstanding at March 31	4,377,134	2.00

     The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the nine months ended March 31, 2011:

		Weighted-
		Average
		Fair Value at
	Shares	Date of Grant
Restricted shares outstanding at July 1	73,751	$2.09
Granted	117,274	0.90
Forfeited	(3,351)	2.63
Vested	(97,807)	1.38

Restricted shares outstanding at March 31	89,867	1.47

     At March 31, 2011, there was $1,215 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 3.2 years.
10. Income Taxes
     For the three months ended March 31, 2011, the Company recorded an income tax provision of $177, compared with an income tax provision of $121 for the same prior year period. The tax provision for the three months ended March 31, 2011 and 2010 was comprised primarily of tax expense related to income in certain of the Company’s foreign jurisdictions.
     For the nine months ended March 31, 2011, the Company recorded an income tax provision of $12, compared with an income tax benefit of $1,354 for the same prior year period. The tax provision for the nine months ended March 31, 2011 was comprised primarily of tax expense related to income in certain of the Company’s foreign jurisdictions. The tax benefit for the nine months ended March 31, 2010 was principally impacted by the tax benefits related to operating losses in certain of the Company’s foreign jurisdictions and a tax law change, which resulted in an additional tax benefit of $1,103.
     During the three months ended March 31, 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to change its indefinite reinvestment assertion to allow for greater flexibility in its cash management. As a result of this change, the Company recorded a deferred tax liability of $2,732 during the three months ended March 31, 2011. However, this change in assertion had no net impact on tax expense for the period, as the deferred tax liability was fully offset by a corresponding decrease to the Company’s U.S. valuation allowance.
     A full valuation allowance continues to be recorded at March 31, 2011 against the Company’s deferred tax assets in the U.S., U.K., and Asia. The Company will continue to assess the realizability of its deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.
11. Comprehensive Loss
     The following table sets forth the components of the Company’s total comprehensive loss for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss, as reported	$(2,335)	$(1,558)	$(3,330)	$(859)
Foreign currency translation adjustments	724	(916)	2,599	362
Change in fair value of interest rate swap	76	—	237	(27)
Change in postretirement obligation	(51)	—	(153)	—
Unrealized loss on marketable securities	—	(3)	(1)	(12)

Total comprehensive loss	$(1,586)	$(2,477)	$(648)	$(536)

12. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding for the period. When the impact of stock options or other stock-based compensation is anti-dilutive, as they are when there is a net loss, they are excluded from the calculation.
     The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the three and nine months ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net loss used for calculating basic and diluted net loss per share of stock	$(2,335)	$(1,558)	$(3,330)	$(859)

Denominator:
Weighted average number of shares used in the calculation of basic net loss per share	54,658,105	54,247,286	54,516,793	54,027,408
Dilutive effect of outstanding stock options and restricted stock	—	—	—	—

Shares used in the calculation of diluted net loss per share	54,658,105	54,247,286	54,516,793	54,027,408

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.02)

     Unexercised stock options to purchase 4,467,001 and 3,905,366 shares of the Company’s stock for the three and nine months ended March 31, 2011 and 2010, respectively, at weighted-average prices per share of $2.12 and $2.60, respectively, were not included in the computations of diluted net loss per share because their impact was anti-dilutive during the respective periods.
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
     Geographic information for the periods presented herein is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue from services
United States	$21,557	$22,568	$68,137	$72,199
United Kingdom	4,231	6,927	17,072	20,283
Canada	6,067	5,578	16,752	15,247
Other European countries	5,134	4,634	14,524	13,516
Asia	1,098	1,496	3,556	3,522

Total revenue from services	$38,087	$41,203	$120,041	$124,767

Operating income (loss)
United States	$(1,167)	$(1,065)	$251	$1,471
United Kingdom	(1,453)	(99)	(2,583)	(403)
Canada	268	(331)	(1,126)	(1,848)
Other European countries	533	478	1,211	962
Asia	(67)	74	(36)	(892)

Total operating loss	$(1,886)	$(943)	$(2,283)	$(710)

	At March 31,	At June 30,
	2011	2010
Long-lived assets
United States	$1,809	$2,964
United Kingdom	1,149	1,300
Canada	610	1,093
Other European countries	230	210
Asia	166	59

Total long-lived assets	$3,964	$5,626

Deferred tax assets (liabilities)
United States	$—	$—
United Kingdom	—	—
Canada	(1,597)	(1,709)
Other European countries	(219)	(307)
Asia	—	—

Total deferred tax assets (liabilities)	$(1,816)	$(2,016)

14. Commitments and Contingencies
     The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the nine months ended March 31, 2011 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
     For the three months ended March 31, 2011:
•	Revenue from services was $38,087, down 7.6% from the same prior year period. Excluding foreign currency exchange rate differences, revenue was down 9.2% from last fiscal year’s third quarter. The decrease was primarily due to revenue declines in the U.K. and U.S.

•	Bookings were down 13.1% compared with the same prior year period, excluding foreign exchange rate differences. This decrease was driven by bookings declines in Canada, U.S., U.K. and Asia.

•	Our operating loss was $1,886, compared with an operating loss of $943 for the same prior year period. Operating loss for the three months ended March 31, 2011 included $448 in restructuring and other charges, compared with $92 for the same prior year period. The increase in our operating loss was caused mainly by the revenue decline for the quarter.

•	We had $12,500 in cash at March 31, 2011, down from $14,158 at June 30, 2010.

•	Our outstanding debt at March 31, 2011 was $11,985, down from $15,581 at June 30, 2010 as a result of quarterly principal payments made during fiscal 2011.
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
     During the nine months ended March 31, 2011, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010.

Results of Operations
     Three Months Ended March 31, 2011 Versus Three Months Ended March 31, 2010
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2011 and 2010, respectively:

	2011	%	2010	%
Revenue from services	$38,087	100.0%	$41,203	100.0%

Operating expenses:
Cost of services	25,138	66.0	26,569	64.5
Selling, general and administrative	12,870	33.8	13,829	33.6
Depreciation and amortization	1,517	4.0	1,656	4.0
Restructuring and other charges	448	1.2	92	0.2

Operating loss	(1,886)	(5.0)	(943)	(2.3)
Interest and other income	(13)	(0.0)	(30)	(0.1)
Interest expense	285	0.7	524	1.3

Loss from operations before taxes	(2,158)	(5.7)	(1,437)	(3.5)

Provision for income taxes	177	0.5	121	0.3

Net loss	$(2,335)	(6.1)	$(1,558)	(3.8)

     Revenue from services. Revenue from services decreased by $3,116, or 7.6%, to $38,087 for the three months ended March 31, 2011 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services for the three months ended March 31, 2011 decreased by 9.2% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.
     North American revenue decreased by $522 to $27,624 for the three months ended March 31, 2011 compared with the same prior year period, a decrease of 1.9%. By country, North American revenue for the three months ended March 31, 2011 was comprised of:
•	Revenue from U.S. operations of $21,557, down 4.5% compared with $22,568 for the same prior year period. This decline was driven mainly by a 16.4% decline in our Healthcare sector and an 8.1% decline in our Technology, Media & Telecom sector. The decline in our Healthcare sector was due primarily to reduced spending at certain key clients, along with the continued revenue impact of bookings decreases experienced during the first nine months of fiscal 2011. The decline in our Technology, Media and Telecom sector was driven mainly by the loss of a large tracking study. These declines were offset partially by a 15.0% increase in our Business and Industrial sector, due primarily to increased spending on stakeholder and reputation solutions by existing clients in the sector.

•	Revenue from Canadian operations of $6,067, up 8.8% compared with $5,578 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue for the three months ended March 31, 2011 increased by 2.1% compared with the same prior year period. The increase was mainly attributable to revenue from work on a large tracking study that was won during the second quarter of fiscal 2011.
     European revenue decreased by $2,195 to $9,365 for the three months ended March 31, 2011 compared with the same prior year period, a decrease of 19.0%. By country, European revenue for the three months ended March 31, 2011 was comprised of:
•	Revenue from U.K. operations of $4,231, down 38.9% compared with $6,927 for the same prior year period. In local currency (British Pound), U.K. revenue for the three months ended March 31, 2011 decreased by 42.4% compared with the same prior year period. The decrease was due primarily to the revenue impact of a large tracking study that was not renewed during the second quarter of fiscal 2011, as well as challenging market conditions across several industry sectors. The loss of this tracking study will have a $7.7 million negative impact on annual U.K. revenue.

•	Revenue from French operations of $3,549, up 14.7% compared with $3,095 for the same prior year period. In local currency (Euro), French revenue for the three months ended March 31, 2011 increased by 13.3% compared with the same prior year period. The increase was due primarily to continued success in selling to new and existing clients across several industry sectors.

•	Revenue from German operations of $1,585, up 3.1% compared with $1,538 for the same prior year period. In local currency (Euro), German revenue for the three months ended March 31, 2011 increased by 2.8% compared with the same prior year period. Similar to our French operations, the increase was driven by continued success in selling to new and existing clients across several industry sectors.
     Asian revenue decreased by $398 to $1,098 for the three months ended March 31, 2011, a decrease of 26.6% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the three months ended March 31, 2011 was inconsequential compared with the same prior year period. The decrease in Asian revenue was due primarily to the revenue impact of bookings declines in Asia during the first nine months of fiscal 2011.
     Cost of services. Cost of services was $25,138 or 66.0% of total revenue for the three months ended March 31, 2011, compared with 26,569 or 64.5% of total revenue for the same prior year period. The increase in cost of services as a percentage of total revenue for the three months ended March 31, 2011 was impacted by the differing types of custom research projects performed during the quarter when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2011 was $12,870 or 33.8% of total revenue, compared with $13,829 or 33.6% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by the following:
•	a $341 decrease in payroll-related expense, driven primarily by our continued focus on managing headcount relative to the needs of our business; and

•	a $135 decrease in facilities-related expense, driven primarily by space reductions taken during fiscal 2010;
     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued efforts to properly align our cost structure with the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $1,517 or 4.0% of total revenue for the three months ended March 31, 2011, compared with $1,656 or 4.0% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended March 31, 2011 when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 and the first nine months of fiscal 2011, combined with decreased capital spending as part of our continued focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $448 or 1.2% of total revenue for the three months ended March 31, 2011, compared with $92 or less than 1% of total revenue for the same prior year period. Other charges for the three months ended March 31, 2011 consisted of $270 in severance costs incurred in connection with headcount reductions undertaken by our U.S. operations, as well as costs associated with reorganizing the operational structure of our U.K. operations. Other charges for the three months ended March 31, 2010 consisted primarily of costs associated with reorganizing the operational structure of our Asian operations. There were no restructuring activities during the three months ended March 31, 2011 or 2010.
     Interest and other income. Interest and other income was $13 or less than 1% of total revenue for the three months ended March 31, 2011, compared with $30 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a lower average cash balance during the three months ended March 31, 2011 when compared with the same prior year period.
     Interest expense. Interest expense was $285 or less than 1% of total revenue for the three months ended March 31, 2011, compared with $524 or 1.3% of total revenue for the same prior year period. Interest expense for the three months ended March 31, 2011 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments, as well as the decline in our effective interest rate as a result of amending our credit agreement in June 2010.
     Income taxes. We recorded an income tax provision of $177 for the three months ended March 31, 2011, compared with an income tax provision of $121 for the same prior year period. The tax provision for the three months ended March 31, 2011 and 2010 was comprised primarily of tax expense related to income in certain of our foreign jurisdictions. Based upon management’s assessment of the realizability of our deferred tax assets in the U.S., U.K., and Asia, a full valuation allowance continued to be recorded at March 31, 2011.
     During the three months ended March 31, 2011, we concluded that the undistributed earnings of our foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both our domestic and foreign operations, we concluded that it was prudent to change our indefinite reinvestment assertion to allow for greater flexibility in our cash management. As a result of this change, we recorded a deferred tax liability of $2,732 during the three months ended March 31, 2011. However, this change in assertion had no net impact on tax expense for the period, as the deferred tax liability was fully offset by a corresponding decrease to our U.S. valuation allowance.
     Nine Months Ended March 31, 2011 Versus Nine Months Ended March 31, 2010
     The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2011 and 2010, respectively:

	2011	%	2010	%
Revenue from services	$120,041	100.0%	$124,767	100.0%

Operating expenses:
Cost of services	78,892	65.7	79,083	63.4
Selling, general and administrative	37,745	31.4	40,641	32.6
Depreciation and amortization	4,560	3.8	5,130	4.1
Restructuring and other charges	1,127	0.9	623	0.5

Operating loss	(2,283)	(1.9)	(710)	(0.6)
Interest and other income	(35)	(0.0)	(57)	(0.0)
Interest expense	1,070	0.9	1,560	1.3

Loss from operations before taxes	(3,318)	(2.8)	(2,213)	(1.8)

Provision (benefit) for income taxes	12	0.0	(1,354)	(1.1)

Net loss	$(3,330)	(2.8)	$(859)	(0.7)

     Revenue from services. Revenue from services decreased by $4,726, or 3.8%, to $120,041 for the nine months ended March 31, 2011 compared with the same prior year. Excluding foreign currency exchange rate differences, revenue from services for the nine months ended March 31, 2011 decreased by 3.5% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.
     North American revenue decreased by $2,556 to $84,889 for the nine months ended March 31, 2011 compared with the same prior year period, a decrease of 2.9%. By country, North American revenue for the nine months ended March 31, 2011 was comprised of:
•	Revenue from U.S. operations of $68,137, down 5.6% compared with $72,199 for the same prior year period. This revenue decline was driven mainly by a 14.7% decline in our Healthcare sector, an 8.8% decline in our Financial Services sector, and an 8.2% decline in our Public Affairs and Policy sector. The decline in our Healthcare sector was due primarily to reduced spending at certain key clients, along with the continued revenue impact of bookings decreases experienced during the first nine months of fiscal 2011. The decline in our Financial Services sector was due primarily to the loss of a large tracking study in the prior year, while the decline in our Public Affairs and Policy sector was due primarily to lower spending by association, non-profit, and government clients. These declines were offset partially by a 5.6% increase in our Technology, Media & Telecom sector, a 9.5% increase in our Service Bureau Research business, and a 3.8% increase in our Business and Industrial sector.

•	Revenue from Canadian operations of $16,752, up 9.9% compared with $15,247 for the same prior year period. On a local currency basis (Canadian Dollar), Canadian revenue for the nine months ended March 31, 2011 increased by 4.4% compared with the same prior year period. The increase was mainly attributable to revenue from work on a large tracking study that was won during the second quarter of fiscal 2011.
     European revenue decreased by $2,203 to $31,596 for the nine months ended March 31, 2011 compared with the same prior year period, a decrease of 6.5%. By country, European revenue for the nine months ended March 31, 2011 was comprised of:
•	Revenue from U.K. operations of $17,072, down 15.8% compared with $20,283 for the same prior year period. In local currency (British Pound), U.K. revenue for the nine months ended March 31, 2011 was down 14.8% compared with the same prior year period. The decrease was due primarily to the revenue impact of a large tracking study that was not renewed during the second quarter of fiscal 2011, as well as challenging market conditions across several industry sectors. The loss of this tracking study will have a $7.7 million negative impact on annual U.K. revenue.

•	Revenue from French operations of $9,126, up 2.5% compared with $8,901 for the same prior year period. In local currency (Euro), French revenue for the nine months ended March 31, 2011 increased by 8.3% compared with the same prior year period. The increase was due primarily to continued success in selling to new and existing clients across several industry sectors.

•	Revenue from German operations of $5,398, up 17.0% compared with $4,615 for the same prior year period. In local currency (Euro), German revenue for the nine months ended March 31, 2011 increased by 24.3% compared with the same prior year period. Similar to our French operations, the increase was driven by continued success in selling to new and existing clients across several industry sectors.
     Asian revenue increased by $34 to $3,556 for the nine months ended March 31, 2011, an increase of 0.9% compared with the same prior year period. The impact of the foreign exchange rate on Asian revenue for the nine months ended March 31, 2011 was inconsequential compared with the same prior year period.
     Cost of services. Cost of services was $78,892 or 65.7% of total revenue for the nine months ended March 31, 2011, compared with $79,083 or 63.4% of total revenue for the same prior year period. The increase in cost of services as a percentage of total revenue for the nine months ended March 31, 2011 was impacted by the differing types of custom research projects performed during such period when compared with the same prior year period.
     Selling, general and administrative. Selling, general and administrative expense for the nine months ended March 31, 2011 was $37,745 or 31.4% of total revenue, compared with $40,641 or 32.6% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by the following:
•	a $635 decrease in payroll-related expense, driven primarily by our continued focus on managing headcount relative to the needs of our business;

•	a $607 decrease in facilities-related expense, driven primarily by space reductions taken during fiscal 2010;

•	a $238 decrease in travel expense, driven primarily by our continued monitoring of travel activity; and

•	a $217 decrease in legal expenses, driven primarily by improved operational efficiency of our legal function.
     The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued efforts to properly align our cost structure with the needs of our business.
     Depreciation and amortization. Depreciation and amortization was $4,560 or 3.8% of total revenue for the nine months ended March 31, 2011, compared with $5,130 or 4.1% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the nine months ended March 31, 2011 when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 and the first nine months of fiscal 2011 combined with decreased capital spending as part of our overall focus on controlling costs.
     Restructuring and other charges. Restructuring and other charges were $1,127 or less than 1% of total revenue for the nine months ended March 31, 2011, compared with $623 or less than 1% of total revenue for the same prior year period. Other charges for the nine months ended March 31, 2011 consisted of $270 in severance costs incurred in connection with headcount reductions undertaken by our U.S. operations and $347 in statutorily mandated severance costs incurred in connection with headcount reductions undertaken by our U.K. operations. It also included costs associated with reorganizing the operational structure of our Canadian and U.K. operations. Other charges for the nine months ended March 31, 2010 included additional legal fees associated with the amendment of our credit agreement during fiscal 2009, costs incurred to close our telephone-based data collection center in Brentford, United Kingdom, and costs associated with reorganizing the operational structure of our Asian operations. There were no restructuring activities during the nine months ended March 31, 2011 or 2010.
     Interest and other income. Interest and other income was $35 or less than 1% of total revenue for the nine months ended March 31, 2011, compared with $57 or less than 1% of total revenue for the same prior year period. The decrease in interest and other income was principally the result of a lower average cash balance during the nine months ended March 31, 2011 when compared with the same prior year period.
     Interest expense. Interest expense was $1,070 or 0.9% of total revenue for the nine months ended March 31, 2011, compared with $1,560 or 1.3% of total revenue for the same prior year period. Interest expense for the nine months ended March 31, 2011 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments, as well as the decline in our effective interest rate as a result of amending our credit agreement in June 2010.
     Income taxes. We recorded an income tax provision of $12 for the nine months ended March 31, 2011, compared with an income tax benefit of $1,354 for the same prior year period. The tax provision for the nine months ended March 31, 2011 was comprised primarily of tax expense related to income in certain of our foreign jurisdictions. The tax benefit for the nine months ended March 31, 2010 was principally impacted by the tax benefits related to operating losses in certain of our foreign jurisdictions and a tax law change which resulted in an additional tax benefit of $1,103. Based upon management’s assessment of the realizability of our deferred tax assets in the U.S., U.K., and Asia, a full valuation allowance continued to be recorded at March 31, 2011.
     During the three months ended March 31, 2011, we concluded that the undistributed earnings of our foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both our domestic and foreign operations, we concluded that it was prudent to change our indefinite reinvestment assertion to allow for greater flexibility in our cash management. As a result of this change, we recorded a deferred tax liability of $2,732 during the three months ended March 31, 2011. However, this change in assertion had no net impact on tax expense for the period, as the deferred tax liability was fully offset by a corresponding decrease to our U.S. valuation allowance.
Significant Factors Affecting our Performance
     Key Operating Metrics
     We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

     Key operating metrics for the three months ended March 31, 2011 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q3	Q4	Q1	Q2	Q3
	FY2010	FY2010	FY2011	FY2011	FY2011
Bookings	$44.9	$35.7	$35.4	$55.3	$40.9
Secured revenue	$52.9	$46.6	$45.0	$55.4	$56.5
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
     Bookings for the three months ended March 31, 2011 were $40.9 million, a decrease of 8.9% compared with $44.9 million for the same prior year period. Excluding foreign currency exchange rate differences, bookings were down 13.1% compared with the same prior year period. Bookings in local currency for the three months ended March 31, 2011 compared with the same prior year period were principally impacted by the following:
•	U.S. bookings decreased 6.2%, driven mainly by declines in our Technology, Media and Telecom, Financial Services, and Healthcare sectors.

•	U.K. bookings decreased 29.2%, driven primarily by challenging market conditions encountered across all industry sectors.

•	French bookings increased 16.9%, due primarily to continued success in maintaining and growing tracking studies with existing clients while also selling increased levels of ad-hoc work to both new and existing clients.

•	German bookings increased 78.5%, due primarily to increased sales to both new and existing clients.

•	Canadian bookings were down 37.0%, driven primarily by the early booking of two large tracking studies during the second quarter of fiscal 2011. These same tracking studies booked during the third quarter of fiscal 2010.

•	Asian bookings decreased 23.5%, driven primarily by our need to rebuild the Asian sales team.
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
     Secured revenue for the three months ended March 31, 2011 was $56.5 million, an increase of 6.9% compared with $52.9 million for the same prior year period. Excluding foreign currency exchange rate differences, secured revenue was up 4.8% compared with the same prior year period. The increase in secured revenue was due primarily to significant sales growth in Canada during the second quarter of fiscal 2011, as well as strong sales performance throughout the fiscal year in France and Germany.
Financial Condition, Liquidity and Capital Resources
     Liquidity and Capital Resources
     At March 31, 2011, we had cash of $12,500, compared with $14,158 at June 30, 2010. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. Under our credit agreement, we must maintain a minimum cash balance of the greater of $5,000 and 1.2 times the amount of borrowings we make under the revolving line that is part of our credit facilities (including outstanding letters of credit). While we believe that our available sources of cash, including funds available through our revolving line and cash from operations, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.
     Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. During the fourth quarter of fiscal 2011, we expect to incur capital expenditures at a rate consistent with the first nine months of fiscal 2011.
     The following table sets forth net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash used in financing activities, for the nine months ended March 31:

	2011	2010
Net cash provided by operating activities	$1,100	$1,967
Net cash provided by (used in) investing activities	(577)	20
Net cash used in financing activities	(3,439)	(5,078)
     Net cash provided by operating activities. Net cash provided by operating activities was $1,100 for the nine months ended March 31, 2011, compared with $1,967 for the same prior year period. The decrease in cash provided by operating activities for the nine months ended March 31, 2011 compared with the same prior year period was principally the result of an increase in the current year net loss compared with the same prior year period.
     Net cash provided by (used in) investing activities. Net cash used in investing activities was $577 for the nine months ended March 31, 2011, compared with $20 provided by investing activities for the same prior year period. Investing activities for the nine months ended March 31, 2010 included capital expenditures, which were offset by $500 in proceeds from the sale and maturities of marketable securities. Investing activities for the nine months ended March 31, 2011 consisted solely of capital expenditures.
     Net cash used in financing activities. Net cash used in financing activities was $3,439 for the nine months ended March 31, 2011, compared with $5,078 for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and exercise of stock options. The required quarterly principal payments on our outstanding debt decreased from $1,731 to $1,199 as a result of amending our credit agreement in June 2010.

Credit Facilities
     The principal terms of our credit agreement are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
     At March 31, 2011, we were in compliance with all of the covenants under our credit agreement. For the three months ended March 31, 2011, our financial covenants were:

Covenant	Required	Actual
Minimum Consolidated Interest Coverage Ratio	3.00:1.00	4.23:1.00
Maximum Consolidated Leverage Ratio	2.70:1.00	1.98:1.00
Interest Rate Swap
     The principal terms of our interest rate swap are described in Note 8, “Borrowings,” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements and Contractual Obligations
     At March 31, 2011, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
     There have been no material changes outside the ordinary course of business during the three months ended March 31, 2011 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010.
Recent Accounting Pronouncements
     See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at March 31, 2011 and for the nine months then ended, as well as the expected impact on our consolidated financial statements for future periods.
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
Interest Rate Exposure
     At March 31, 2011, we had outstanding debt under our credit facilities of $11,985. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is determined quarterly using a pricing grid based on our consolidated total leverage ratio. At March 31, 2011, the additional applicable margin was 4.50%, resulting in an effective interest rate of 8.82% on our outstanding debt.
     Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at March 31, 2011 would have increased the fair value of the interest rate swap by $182 and each 1% decrease from prevailing interest rates at March 31, 2011 would have decreased the fair value of the interest rate swap by $194.

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
     We performed a sensitivity analysis at March 31, 2011. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.
Item 4 — Controls and Procedures
     Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A — Risk Factors
     In addition to the risk factors related to our business as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed by us with the SEC on August 31, 2010, our business has the additional risk described below.
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
     On April 5, 2011, we received a letter from Nasdaq (the “Notice”) notifying us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued trading on the Nasdaq Global Select Market. On April 25, 2011, we received a separate letter stating that we had regained compliance with Nasdaq’s minimum bid price requirement and that this matter is now closed with Nasdaq.
     If our common stock loses its status on the Nasdaq Global Select Market in the future and we are not successful in obtaining a listing on the Nasdaq Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3 — Defaults Upon Senior Securities
     None.
Item 5 — Other Information
     None.
Item 6 — Exhibits
10.1*	Provisions of Separation Agreement between Harris Interactive UK Limited and Robert Salvoni, dated February 4, 2011 (filed herewith)

10.2*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*   Denotes management contract or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2011	Harris Interactive Inc.
	By:	/s/ Eric W. Narowski
Eric W. Narowski
Principal Accounting Officer and Senior Vice President, Global Controller (On Behalf of the Registrant and as Principal Accounting Officer)

Exhibit Index
10.1*	Provisions of Separation Agreement between Harris Interactive UK Limited and Robert Salvoni, dated February 4, 2011 (filed herewith)

10.2*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*   Denotes management contract or arrangement