Form 10-K
period 2011-06-30
HARRIS INTERACTIVE INC
filed 2011-09-28
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
(Do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2010, was $58,998,977.

On September 23, 2011, 55,651,735 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on November 1, 2011, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to Harris Interactive (the “Company”) on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section of this Annual Report on Form 10-K and as set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization and restructuring and related charges, quarterly variations in financial results, actions of competitors, our ability to develop and maintain products and services attractive to the market, our ability to remain in compliance with the financial covenants in our credit agreement, and uncertainties surrounding compliance with certain Nasdaq listing requirements.

Note: All dollar amounts shown below are in thousands of U.S. Dollars, unless otherwise noted.

Item 1.	Business

References herein to “we,” “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise. Harris Interactive® and The Harris Poll® are U.S. registered trademarks of Harris Interactive Inc. This Annual Report on Form 10-K also may include other trademarks, trade names, and service marks of Harris Interactive and of other parties.

Corporate Overview

Harris Interactive was founded in 1975 in upstate New York as the Gordon S. Black Corporation, however, its roots date back to the founding of Louis Harris and Associates in New York City in 1956. Today, Harris Interactive is an international, full-service, consultative market research firm widely known for The Harris Poll (one of the world’s longest-running, independent opinion polls) and for pioneering online market research methods. Harris Interactive primarily serves clients worldwide through its offices in North America and Europe, and through a global network of independent market research firms.

Our corporate headquarters are located in New York City. Our fiscal year ends June 30th.

Mergers, Acquisitions and Sale of Business

The Gordon S. Black Corporation was founded in 1975 as a New York corporation. It formed and became part of the Delaware corporation now known as Harris Interactive in 1997. Since that time, our acquisitions have included:

•	February 1996 — Louis Harris and Associates, Inc., headquartered in New York,

•	February 2001 — the custom research division of Yankelovich Partners, Inc., headquartered in Norwalk, Connecticut,

•	August 2001 — Market Research Solutions Limited, a privately-owned U.K. company headquartered in Oxford, England,

•	September 2001 — M&A Create Limited, a privately-owned company headquartered in Tokyo, Japan,

•	November 2001 — Total Research Corporation, a Delaware corporation headquartered in Princeton, New Jersey,

•	March 2004 — Novatris, S.A., a share corporation organized and existing under the laws of France,

•	September 2004 — Wirthlin Worldwide, Inc., a privately-held California corporation headquartered in Reston, Virginia,

•	April 2007 — MediaTransfer AG Netresearch & Consulting (“MediaTransfer”), a privately-held German stock corporation headquartered in Hamburg, Germany,

•	August 2007 — Decima Research Inc. (“Decima”), a corporation incorporated in Ontario, Canada, and

•	August 2007 — Marketshare Limited, a company incorporated under the laws of Hong Kong, and Marketshare Pte Ltd, a company incorporated under the laws of Singapore (collectively, “Marketshare”). In July 2011, we disclosed our plans to cease operations in Asia by September 30, 2011.

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

We conduct market research projects for clients in many industries, including the automotive, transportation, travel, tourism, energy, professional services, consumer goods, restaurants, retail, financial services, healthcare, public affairs and policy, technology, media and telecommunications industries. We also offer consultative solutions in areas such as market assessment, product development, brand and communications, stakeholder relationships, reputation management, and youth and education.

We conduct a significant portion of our market research using online data collection. We also conduct data collection through, among others, mail and telephone surveys, focus groups, and personal interviews. During fiscal 2011, our telephone data collection was conducted through our telephone data collection centers in the United Kingdom, Canada, Hong Kong and Singapore, and through outsourced providers in India and, to a lesser extent, Costa Rica. In August 2011, we sold our U.K. telephone data collection center to a third-party. By September 30, 2011, we anticipate that our telephone data collection centers in Hong Kong and Singapore will be closed.

Our Products and Services

Custom Research

We conduct many types of custom research including customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, ad concept testing and more. A custom research project has three distinct phases:

•	Survey Design — Initial meetings are conducted with the client to clearly define the objectives and reasons for the study to ensure that the final data collected will meet the client’s needs. Based on the client’s requirements, we then determine the proper data collection process (such as a mail, telephone or online survey, focus groups, personal interviews, or any combination thereof), sampling scheme (the demographics and number of people to be surveyed) and survey design or focus group protocol.

•	Data Collection — Field data collection is conducted through online or telephone interviewing, by mail or in person, by holding focus group meetings, or any combination of the above. Multiple quality assurance processes are employed to ensure that the survey data are accurately reported and that the correct number and type of interviews have been completed.

•	Weighting, Analysis, and Reporting — We review the collected data for sufficiency and completeness, weight the data accordingly, and then analyze by desired demographic, business or industry characteristics. A comprehensive report that typically includes recommendations is then prepared and delivered to the client.

Our sample design and questionnaire development techniques help ensure that appropriate information is collected and that the information satisfies the specific inquiries of our clients. We have developed in-depth data collection techniques to enhance the integrity and reliability of our sample database. Our survey methodology is intended to ensure that responses are derived from the appropriate decision-makers in each category. As a result, we have a solid foundation for delivering data and insight that meets our clients’ needs.

Tracking Study Research

We apply our expertise to the design, execution and maintenance of custom, online tracking studies for clients in a broad range of industries and around the globe. Tracking studies regularly ask identical questions to similar demographic groups within a constant interval (once a month, once a quarter, etc.) to feed business decision-makers with dynamic data and intelligence that enables them to:

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

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2011 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America (“GAAP”) under the Financial Accounting Standards Board (“FASB”) guidance for research and development expenses.

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

Our Clients

At June 30, 2011, we had approximately 1,400 clients. No single client accounted for more than 10% of our consolidated revenue.

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

We believe we have a number of competitive advantages, including:

•	Our Highly Skilled Employees — many of whom are recognized by their peers as leaders in the field of market research or in the particular industry sectors in which they specialize.

•	Our Strong Brand — we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for U.S. market research and public opinion polling today. We have expanded The Harris Poll throughout Europe and expect to continue our relationships with The Financial Times (London), International Herald Tribune, and France 24 (Paris), in order to raise awareness of the Harris Interactive brand on a global scale.

•	Our Online Panel — our online panel consists of individuals from around the world who have voluntarily agreed to participate in our various online research studies. Our panel enables us to:

•	project results to large segments of the population, such as “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population, and

•	survey certain low-incidence, hard-to-find subjects.

•	Our Specialty Sub-Panels — we have developed numerous specialty sub-panels of hard-to-find respondents, including: Affluent, Chronic Illness, Mothers and Expectant Mothers, Physicians, Pet Companion, Technology Decision-Makers, and Youth. Our clients value our ability to survey these hard to find subjects. Many of our clients have asked us to develop specialty sub-panels exclusively for their use.

•	Our Global Enterprise Solutions Portfolio — a comprehensive tool-box of research techniques, methodologies, and models that can be applied by marketing experts to help develop strategy, implement tactics, and assess their impact in the marketplace. These tools also can be used to analyze markets, develop new products and services, create and/or measure brand positioning and awareness, and measure and/or improve customer loyalty.

Financial Information about Geographic Areas

We are comprised principally of operations in North America and Europe. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France and Germany. During fiscal 2011, we also maintained operations in Hong Kong and Singapore, along with a representative office in mainland China, all of which we anticipate will cease by September 30, 2011. Revenue from services is attributable to the country in which the work is performed. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2011	2010	2009

Revenue from services
United States	$92,885	$96,942	$112,821
United Kingdom	22,864	28,398	32,454
Canada	23,160	20,653	19,939
Other European countries	21,755	17,554	14,536
Asia	4,600	4,868	4,584

Total revenue from services	$165,264	$168,415	$184,334

Operating income (loss)(1)
United States	$(2,298)	$2,371	$(41,406)
United Kingdom	(4,371)	(627)	(3,431)
Canada	(1,330)	(2,277)	(5,539)
Other European countries	1,627	919	(5,048)
Asia	(615)	(909)	(1,025)

Total operating loss	$(6,987)	$(523)	$(56,449)

Long-lived assets
United States	$1,641	$2,964	$4,879
United Kingdom	976	1,300	1,039
Canada	431	1,093	1,693
Other European countries	243	210	301
Asia	156	59	103

Total long-lived assets	$3,447	$5,626	$8,015

Deferred tax assets (liabilities)
United States	$—	$—	$—
United Kingdom	—	—	283
Canada	(1,706)	(1,709)	(2,018)
Other European countries	(183)	(307)	(512)
Asia	—	—	—

Total deferred tax assets (liabilities)	$(1,889)	$(2,016)	$(2,247)

(1)	Operating loss for fiscal 2009 included a $40,250 goodwill impairment charge. The charge was allocated to our geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

During fiscal 2011, 2010 and 2009, 56.2%, 57.6% and 61.2%, respectively, of our total consolidated revenue was derived from our U.S. operations, and 43.8%, 42.4% and 38.8%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.

See “Item 1A. Risk Factors” below for a description of certain risks attendant to our non-U.S. operations.

Backlog

At June 30, 2011, we had a revenue backlog, also referred to as secured revenue, of approximately $45,922, as compared to a revenue backlog of approximately $44,929 at June 30, 2010. We estimate that substantially all of the backlog at June 30, 2011 will be recognized as revenue from services during the fiscal year ending June 30, 2012, based on our experience from prior years.

Employees

At June 30, 2011, we employed a total of 733 full-time individuals on a worldwide basis, 402 of whom were employed in the United States. In addition, we employed 187 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 35 of whom were employed in the United States. Temporary employees and hourly call center staff are not included in these headcount numbers.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of September 28, 2011. These individuals have been appointed by and are serving at the pleasure of the board of directors of the Company (the “Board”).

Name	Age	Position

Al Angrisani	62	Interim Chief Executive Officer
Michael de Vere	38	President, U.S. Business Groups
Marc H. Levin	38	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Todd Myers	42	Interim Head of Technology, Operations and Panel, and Senior Vice President
Eric W. Narowski	42	Interim Chief Financial Officer, Principal Accounting Officer, and Senior Vice President, Global Controller

Al Angrisani is our Interim Chief Executive Officer, a position he has held since June 2011. Mr. Angrisani also currently serves as Chairman and Chief Executive Officer of Angrisani Turnarounds, LLC, an advisory firm for underperforming companies. Mr. Angrisani served as President and Chief Executive Officer of Greenfield Online, a provider of global consumer attitudes about products and services, from September 2005 until it was acquired by the Microsoft Corporation in October 2008, and then provided consulting services to Microsoft Corporation related to the acquisition until September 2009. Between November 2001 and April 2004, Mr. Angrisani served as President and Chief Operating Officer of Harris Interactive. Prior to this role, he served as President and Chief Executive Officer of Total Research Corporation from July 1998 through the Company’s merger with Harris Interactive in November

2001. Earlier in his career, Mr. Angrisani served as President Reagan’s U.S. Assistant Secretary of Labor and Chief of Staff, and as a Vice President of Chase Manhattan Bank in New York.

Michael de Vere is our President, U.S. Business Groups, a position he has held since June 2011. From January 2011 to June 2011, Mr. de Vere served as our President, U.S. Client Services. From September 2010 to January 2011, Mr. de Vere led our U.S. Healthcare group. From August 2009 to September 2010, Mr. de Vere led our Global Sales and Marketing function and our U.S. Technology, Media & Entertainment group. Prior to joining us, Mr. de Vere served as Chief Operations Officer for Radius Financial, Inc. from March 2008 to August 2009. From February 1999 to March 2008, Mr. de Vere served in progressively senior roles at J.D. Power and Associates, most recently as Executive Director of Proprietary Research.

Marc H. Levin is our Chief Administrative Officer, a position he has held since June 2011. He continues to serve as Executive Vice President, General Counsel and Corporate Secretary. He served as our Senior Vice President, General Counsel, and Corporate Secretary from April 2009 to April 2010. He also served as our interim Head of Human Resources from January 2010 to April 2010. Prior to joining us, Mr. Levin spent five years at TNS, most recently as Senior Vice President and General Counsel, North America. Before joining TNS, Mr. Levin was a senior associate in the New York City office of the law firm Thacher Proffitt & Wood, where he specialized in corporate and securities law.

Todd Myers is our Interim Head of Technology, Operations and Panel, and Senior Vice President, a position he has held since June 2011. He continues to serve as a Senior Vice President of the Company. From December 2009 to June 2011, Mr. Myers served as our Senior Vice President, Global Operations. Prior to joining us, Mr. Myers spent more than three years at TNS, serving as Senior Vice President of North American Operations from August 2009 to December 2009 and as Senior Vice President, Operations, from June 2006 to August 2009. Before joining TNS, Mr. Myers served in senior operations roles at Opinion Research Corporation, Roper Starch Worldwide and Response Analysis Corporation.

Eric W. Narowski is our Interim Chief Financial Officer, a position he has held since June 2011. He continues to serve as our Principal Accounting Officer and Senior Vice President, Global Controller, positions he has held since February 2006 and October 2007, respectively. From November 2009 to October 2010, he also served as our interim Chief Financial Officer. From January 2000 to October 2007, Mr. Narowski served as our Vice President, Corporate Controller. Mr. Narowski joined us in July 1997 as our Controller, and is a New York State Certified Public Accountant.

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

We believe that maintaining our good brand reputation and recognition is critical to attracting and expanding our current client base as well as attracting and retaining qualified employees. If our reputation and name are damaged through, among others, our participation in surveys involving controversial topics or if the results of our surveys are inaccurate or are misused or used out of context by one of our clients, we may become less competitive or lose market share.

If we are unable to maintain adequate capacity and demographic composition of our existing online panel, our business, financial condition and results of operations may be adversely affected.

Our success is highly dependent on our ability to maintain sufficient capacity of our online panel and its specialty sub-panels. Our ability to do this may be harmed if we lose panel capacity or are unable to attract and maintain an adequate number of replacement panelists and specialty sub-panel members. There are currently no industry or other benchmarks for determining the optimal size and composition of an online panel. Among other factors, panelist response rates vary with differing survey content, and the frequency with which panelists are willing to respond to survey invitations is variable. We constantly reassess our panel size and demographics as survey requests are made and, based upon availability of existing panelists to fulfill project requests, determine our need to recruit additional panelists. We are not always able to accommodate client requests to survey low-incidence, limited populations with specific demographic characteristics. If our need to recruit panelists or specialty sub-panel members increases significantly, our operating costs will rise. Further, our business will be adversely affected if we do not achieve sufficient response rates with our existing panelists or our panel narrows and we are unable to spend the funds necessary to recruit additional panelists.

We face competitive pressures within our industry and must continuously replace completed work with new projects.

The market research industry includes many competitors, some of which are much larger than we are, have a greater global presence, and/or have specialized products and services we do not offer. There can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so could result in loss of market share, diminished value in our products and services, reduced pricing, and increased marketing expenditures. Furthermore, we may not be successful if we cannot compete effectively on quality of our services, timely delivery of information, customer service, and the ability to offer products and services to meet changing market needs or prices.

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

At June 30, 2011, we had $10.8 million outstanding under our credit agreement, which provides for an amortizing term loan with quarterly payments and, subject to certain conditions, the availability of a maximum amount of $5.0 million under a revolving credit facility. However, we were not in compliance with certain financial covenants under our credit agreement at June 30, 2011 largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. These covenant violations were permanently waived on September 27, 2011 as more fully described below under “Subsequent Events — Amendment Agreement and Waiver” and in Note 24, “Subsequent Events”, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Online security concerns could cause some online panelists to reduce their participation levels, provide inaccurate responses, or end their membership in our Internet panel. This could harm our credibility with our current clients. If our clients become dissatisfied, they may stop using our services. In addition, dissatisfied and lost clients could damage our reputation. A loss of online panelists or a loss of clients would hurt our efforts to generate increased revenues and impair our ability to attract potential clients.

We could be subject to liability claims by our online panelists for any misuse of their personal information. These claims could result in costly litigation. We could also incur additional costs and expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated by a governmental body.

We must continue to attract and retain highly skilled employees.

Our future success will depend, in large part, on our ability to continue to attract, retain and motivate highly skilled technical, managerial, marketing, sales and client support personnel. Research managers with industry expertise are important to our ability to retain and expand our business. Intense competition for these personnel exists, and we may be unable to attract, integrate or retain the proper number of sufficiently qualified personnel that our business plan assumes. In the past, we have from time to time experienced difficulty hiring and retaining qualified employees. There are few, if any, educational institutions that provide specialized training related to market research. Therefore, employees must be recruited in competition with other industries. In the past, competition for highly skilled employees has resulted in additional costs for recruitment, training, compensation and relocation or the provision of remote access to our facilities. We may continue in the future to experience difficulty in hiring and retaining employees with appropriate qualifications. To the extent that we are unable to hire and retain skilled employees in the future, our business, financial condition and results of operations would likely suffer.

We may require additional cash resources which may not be available on favorable terms or at all.

We believe that our existing cash balances, projected cash flow from operations, and the borrowing capacity we have under our revolving line of credit will be sufficient to meet our expected cash requirements for the next twelve months.

We may, however, require additional cash resources due to unanticipated business conditions, to repay indebtedness or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, which would occur if we fail to achieve our fiscal 2012 budget as approved by the Board, we may seek to obtain additional borrowings or to monetize non-core assets. We cannot guarantee that we will be able to do so on acceptable terms or at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations. Further, our ability to access our revolving line of credit is subject to our compliance with the terms and conditions of our credit agreement, including financial covenants, the details of which are described in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K. There can be no assurance that we will remain in compliance with such terms and conditions.

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth.

Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, currency exchange fluctuations, problems in collecting accounts receivable and longer collection periods, issues related to repatriation of earnings of foreign subsidiaries, Internet access restrictions, protecting intellectual property rights in international jurisdictions, political instability, and anti-U.S. sentiment or terrorist activity against U.S. interests abroad. We have little or no control over these risks. For example, we have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited the growth of our European online panel. If we were to increase our global operations in the future, we may experience some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

We rely on services provided by off-shore providers, the disruption of which could adversely impact our business

We rely on off-shore providers in India and to a lesser extent, in Costa Rica, to provide certain of our programming and data processing services, as well as telephone and online data collection. In the case of India, we rely heavily on a single off-shore provider. Political or economic instability in countries where such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time, laws and regulations are proposed in the jurisdictions where we operate that would restrict or limit the benefits of off-shore operations, the enactment of which could further harm our business. If any of these risks were to be realized and assuming that similar off-shore provider relationships could not be established, our results of operations and financial condition could be materially affected.

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

We may be subject to claims relating to content that is published on or downloaded from our websites. We also may be subject to liability for content that is accessible from our website through links to other websites. For example, as part of our surveys panelists sometimes access, through our websites or linkages to our clients’ or other third parties’ websites, content provided by our clients, such as advertising copy, that may be incomplete or contain inaccuracies. We also recruit panelists to participate in research sponsored and hosted by our clients on their websites, and we cannot necessarily control breaches of privacy policies, warranties, or other terms by those third parties. Additionally, we may be accused of sending bulk unsolicited email and have our email blocked by one or more Internet service providers and, therefore, our online data collection efforts may suffer.

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

Our systems and operations are vulnerable to damage or interruption from fire, earthquake, flooding, power loss, telecommunications failure, break-ins and similar events. Also, the redundancy of our systems may not be adequate. We have experienced technical difficulties and downtime of individual components of our systems in the past, and we believe that technical difficulties and downtime may occur from time to time in the future. The impact of technical difficulties and downtime may be severe. We have not fully implemented a formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for any losses that may occur due to failures in our systems.

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

To maintain our listing on the Nasdaq Global Select Market we must satisfy certain minimum financial and other continued listing standards, including, among other requirements:

•	minimum $10,000,000 stockholders’ equity,

•	minimum 750,000 publicly traded shares,

•	minimum $5,000,000 market value of publicly held shares,

•	$1.00 per share minimum bid price, and

•	two registered and active market makers.

On June 13, 2011, we received a letter from Nasdaq (the “Notice”) notifying us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued trading on the Nasdaq Global Select Market. The Notice also stated that we have 180 calendar days, or until December 12, 2011, to achieve a closing bid price for our common stock of $1.00 or greater for at least 10 consecutive business days. There can be no assurance that this will occur, or that any appeal of a decision to de-list our common stock will be successful. Any failure to meet the minimum bid price requirement must continue for 30 consecutive business days and may be cured within 180 days after notification by Nasdaq of non-compliance by meeting the standard for 10 or, in Nasdaq’s discretion, 20 or more consecutive business days. If we fail to meet these requirements, we would have the option to apply to transfer our securities to the Nasdaq Capital Market, which would provide us with an additional 180 days to meet the $1.00 minimum bid requirement. If we fail to meet the minimum bid requirement after that additional 180 days have elapsed, Nasdaq may provide written notification to us regarding the de-listing of our common stock. At that time, we would have the right to request a hearing to appeal the Nasdaq de-listing determination.

If our common stock loses its status on the Nasdaq Global Select Market in the future and we are not successful in obtaining a listing on the Nasdaq Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets,”. If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of share would likely be bought and sold, transaction could be delayed, and security analysts’ coverage of us may be reduce. In addition, in the event our common stock is do-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from affecting transactions in our common stock, further limiting the liquidity or our common stock. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

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

Our corporate headquarters and principal United States operating facility is located at 161 Sixth Avenue, New York, New York, under an operating lease that expires in April 2012. We also lease offices in the following locations:

•	Rochester, New York;

•	Princeton, New Jersey;

•	Norwalk, Connecticut;

•	Reston, Virginia;

•	Minneapolis, Minnesota;

•	Grand Rapids and Ann Arbor, Michigan;

•	Portland, Oregon;

•	Washington, District of Columbia;

•	Brentford and Hazel Grove, United Kingdom;

•	Ottawa and Toronto, Ontario;

•	Montreal, Quebec;

•	Paris, France;

•	Hamburg and Munich, Germany;

•	Hong Kong and Shanghai, China; and

•	Singapore.

We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We continually assess the adequacy of our space needs relative to the size and scope of our business and have, from time to time, reduced our leased space accordingly. We believe that additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Information concerning each of our properties with material remaining lease obligations is as follows (amounts in thousands of U.S. Dollars):

			Remaining
			Lease Obligation
Address	Location	Termination Date	June 30, 2011

161 Sixth Avenue	New York, New York	April 2012	567
39 Rue Crozatier	Paris, France	September 2014	3,297
1920 Association Drive	Reston, Virginia	April 2015	580
101 Merritt 7 Corporate Park	Norwalk, Connecticut	May 2015	1,386
60 Corporate Woods	Rochester, New York	July 2015	5,497
160 Elgin	Ottawa, Ontario	February 2016	2,564
1080 Beaver Hall Hill	Montreal, Quebec	April 2016	1,075
5 Independence Way	Princeton, New Jersey	December 2018	4,800
Great West Road	Brentford, United Kingdom	June 2020	1,520

Item 3.	Legal Proceedings

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

Market Information

Our common stock is traded on the Global Select Market of Nasdaq under the symbol “HPOL”. The following table shows, the high and low sales prices per share of our common stock on the Nasdaq exchange for fiscal 2011 and 2010.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

Quarter Ended:
June 30	$1.18	$0.70	$1.49	$0.99
March 31	1.44	0.82	1.55	1.02
December 31	1.31	0.80	1.26	0.80
September 30	1.10	0.70	1.10	0.37

Holders

At September 23, 2011, our common stock was held by approximately 4,900 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for internal purposes, such as investing in our key strategic initiatives. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities for the three months ended June 30, 2011.

Performance Graph

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and a customized peer group of four companies that includes Aegis Group plc, GfK AG, Ipsos SA, and WPP Group plc. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (assuming the reinvestment of all dividends) from June 30, 2006 to June 30, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris Interactive Inc., The NASDAQ Composite Index,
The S&P Smallcap 600 Index and a Peer Group

	6/06	6/07	6/08	6/09	6/10	6/11
Harris Interactive Inc.	100.00	93.86	35.26	7.19	18.60	14.91
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
S&P Smallcap 600	100.00	116.04	99.02	73.95	91.43	125.28
Peer Group	100.00	123.70	87.08	61.12	85.56	121.40

* $100 invested on 6/30/06 in stock or index, including reinvestment of dividends. Fiscal year ending June 30. Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Decima (August 2007), Marketshare (August 2007), and MediaTransfer (April 2007). In addition, information reported for fiscal years 2007 and 2008 has been reclassified to reflect our Rent and Recruit operations as discontinued operations for all periods presented.

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenue from services	$165,264	$168,415	$184,334	$238,723	$211,803
Operating expenses:
Cost of services	108,887	107,266	115,235	140,578	122,052
Selling, general and administrative	51,932	54,335	65,678	83,084	72,590
Depreciation and amortization	6,040	6,714	7,610	8,526	5,295
Gain on sale of assets	—	—	—	—	(788)
Restructuring and other charges	5,392	623	12,010	4,609	337
Goodwill impairment charge	—	—	40,250	86,497	—

Total operating expenses	172,251	168,938	240,783	323,294	199,486

Operating income (loss)	(6,987)	(523)	(56,449)	(84,571)	12,317
Interest and other income	(47)	(58)	(400)	(1,119)	(2,246)
Loss on extinguishment of debt	—	724	—	—	—
Interest expense	1,359	2,029	3,433	1,951	290

Income (loss) from continuing operations before income taxes	(8,299)	(3,218)	(59,482)	(85,403)	14,273

Provision (benefit) for income taxes	154	(1,052)	15,849	(661)	5,319

Income (loss) from continuing operations	(8,453)	(2,166)	(75,331)	(84,742)	8,954
Income from discontinued operations, net of tax	—	—	—	124	122

Net income (loss) available to holders of common stock	$(8,453)	$(2,166)	$(75,331)	$(84,618)	$9,076

Basic net income (loss) per share:
Continuing operations	$(0.15)	$(0.04)	$(1.41)	$(1.60)	$0.16
Discontinued operations	—	—	—	0.00	0.00

Basic net income (loss) per share	$(0.15)	$(0.04)	$(1.41)	$(1.60)	$0.16

Diluted net income (loss) per share:
Continuing operations	$(0.15)	$(0.04)	$(1.41)	$(1.60)	$0.16
Discontinued operations	—	—	—	0.00	0.00

Diluted net income (loss) per share	$(0.15)	$(0.04)	$(1.41)	$(1.60)	$0.16

Weighted-average shares outstanding — basic	54,566,590	54,089,971	53,547,670	52,861,354	56,133,355

Weighted-average shares outstanding — diluted	54,566,590	54,089,971	53,547,670	52,861,354	56,397,600

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$14,224	$14,158	$16,752	$32,874	$28,911
Marketable securities	$—	$—	$1,010	$—	$4,418
Working capital	$2,773	$7,430	$10,778	$32,489	$22,046
Total assets	$71,848	$73,130	$84,527	$187,049	$242,038
Short-term borrowings	$—	$—	$—	$—	$19,625
Long-term borrowings	$10,787	$15,581	$22,506	$29,431	$—
Total stockholders’ equity	$11,472	$16,034	$18,123	$98,636	$172,356

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For our fiscal year ended June 30, 2011:

•	Revenue from services was $165,264, down 1.9% from fiscal 2010. Excluding foreign currency exchange rate differences, revenue was down 2.9% from fiscal 2010. The decrease was primarily due to revenue declines in the U.K. and U.S.

•	Our operating loss was $6,987, compared with an operating loss of $523 for fiscal 2010. Our fiscal 2011 operating loss included $5,392 in restructuring and other charges, compared with $623 for the same prior year period. The increase in our operating loss was caused mainly by the aforementioned revenue decline and the restructuring and other charges incurred during the fiscal year as more fully described below under “Restructuring and Other Charges”.

•	We had $14,224 in cash at June 30, 2011, essentially flat compared with $14,158 at June 30, 2010.

•	Our outstanding debt at June 30, 2011 was $10,787, down from $15,581 at June 30, 2010 as a result of quarterly principal payments made during fiscal 2011. However, we were not in compliance with certain financial covenants under our credit agreement at June 30, 2011 largely due to the magnitude of restructuring and other charges incurred during fiscal 2011, as described below under “Subsequent Events — Amendment Agreement and Waiver” and in Note 24, “Subsequent Events”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Subsequent Events

Closure of Asian Operations

On July 18, 2011, our Board approved the closure of our operations in Hong Kong, Singapore and Shanghai. This decision was based on the Board’s determination that these operations did not adequately support our strategic objectives. We have not yet been able to make a meaningful determination of the range of estimated costs associated with, amounts to be incurred in connection with, and amounts of the charge that will result in future cash expenditures through the closure of these operations. The disposition plan could result in contract termination costs, severance related charges and other charges. Any such charges will be reflected in our unaudited consolidated financial statements for the fiscal quarter ending September 30, 2011.

Amendment Agreement and Waiver

On September 27, 2011, we entered into an amendment and waiver to our amended and restated credit agreement.

At June 30, 2011, we were not in compliance with the leverage and interest coverage ratio covenants contained in our amended and restated credit agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to the amendment and waiver, these covenant violations were permanently waived and we regained compliance with the terms of our amended and restated credit agreement. The amendment and waiver includes both the addition and modification of certain definitions, terms, financial covenants, and reporting requirements. Obligations under our amended and restated credit agreement continue to be secured by our domestic assets and 66% of the equity interests in first tier foreign subsidiaries.

Our credit facilities under our amended and restated credit agreement consist of our previously existing term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to our satisfaction of certain conditions. Until we achieve trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or our net U.S. accounts receivable, defined as our U.S. accounts receivable plus our U.S. unbilled accounts receivable, less our deferred revenue. The principal amount outstanding under the term loan, $10,787 at June 30, 2011, and the payment terms of the term loan remain unchanged. Pursuant to the amendment and waiver, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate and ABR Applicable Rate (each as defined in our amended and restated credit agreement) are fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

The amendment and waiver also impacts certain financial covenants, as follows:

•	The Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio (each as defined in our amended and restated credit agreement) covenants are suspended for the fiscal quarters ending September 30, 2011, December 31, 2011 and March 31, 2012. During each of those fiscal quarters, we are subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

•	For fiscal quarters commencing on or after April 1, 2012, we will again be subject to the Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants contained in our amended and restated credit agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 are limited to amounts agreed upon as contained in the amendment and waiver.

•	We must maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, at which time we will again be subject to only a minimum global cash requirement of $5,000.

For further discussion of the risks and uncertainties surrounding our availability of additional cash resources, our outstanding debt obligations, and our ability to comply with related covenants, see “Risk Factors — Risks Related to Our Business” above.

Restructuring and Other Charges

Restructuring

Fiscal 2011

During the second and fourth quarters of fiscal 2011, we took actions designed to re-align the cost structure of our U.K. operations. Specifically, we reduced headcount at our U.K. facilities by a total of 27 full-time employees and incurred $834 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in December 2010 and April 2011 and all actions were completed at those respective times. Related cash payments were completed in June 2011.

During the third and fourth quarters of fiscal 2011, we took actions designed to re-align the cost structure of our U.S. operations. Specifically, we reduced headcount at our U.S. facilities by a total of 21 full-time employees and incurred $330 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in December 2010 and April 2011 and all actions were completed at those respective times. Related cash payments were completed in June 2011.

During the fourth quarter of fiscal 2011, we reduced our occupancy of leased office space at our Norwalk, Connecticut, Brentford, United Kingdom, and Portland, Oregon facilities. We incurred $1,942 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed in June 2011, and all cash payments will be completed in June 2020.

Fiscal 2009

During the third quarter of fiscal 2009, we took actions to re-align the cost structure of our U.S. and U.K. operations. Specifically, the Company reduced headcount at our U.S. facilities by 92 full-time employees and announced plans to reduce headcount at our U.K. facilities by 25 full-time employees. One-time termination benefits associated with the U.S. and U.K. actions were $2,656 and $389, respectively, all of which involved cash payments. The reductions in staff were communicated to the affected employees in March 2009. All actions were completed by March 2009 in the U.S. and May 2009 in the U.K. The related cash payments were completed by June 2009 in the U.K. and March 2010 in the U.S.

At March 31, 2009, we reviewed the estimate of anticipated sublease rental income for our Rochester, New York office located at 135 Corporate Woods. This review, prompted by adverse changes in real estate market conditions, resulted in a decrease to our estimate of the portion of the remaining lease obligation period over which we expect to derive sublease rental income. This change in estimate resulted in a charge of $35 in the third quarter of fiscal 2009.

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

At December 31, 2008, we reviewed the estimates of anticipated sublease rental income for our Grandville, Michigan and Norwalk, Connecticut offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with our reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease to our estimate of the portion of the remaining lease obligation period over which we expect to derive sublease rental income. This change in estimate resulted in a charge of $366 for the three months ended December 31, 2008.

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in our consolidated statements of operations for the fiscal years ended June 30:

	2011	2010	2009

Termination benefits	$1,165	$—	$5,306
Lease commitments	1,942	—	894
Reversals of prior accruals	—	—	(543)

	$3,107	$—	$5,657

The following table summarizes activity during fiscal 2011 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs	Changes in	Cash	Non-Cash	June 30,
	2010	Incurred	Estimate	Payments	Settlements	2011

Termination benefits	$—	$1,165	$45	$(788)	$—	$422
Lease commitments	408	1,942	—	(138)	—	2,212

Remaining reserve	$408	$3,107	$45	$(926)	$—	$2,634

The changes in estimate noted above were the result of certain outplacement benefits that expired unused.

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on our consolidated statements of operations for the fiscal years ended June 30, 2011, 2010 and 2009 included the following:

•	Post-employment payments to former senior executives — In connection with their departures from the Company during fiscal 2011, we reached negotiated settlements with Kimberly Till, Pavan Bhalla, and Enzo Micali. Under the separation agreements, cash payments to Ms. Till are due to be completed in August 2013, while cash payments to Messrs. Bhalla and Micali are due to be completed in December 2011 and January 2012, respectively. In connection with their departures from the Company during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo, and David B. Vaden became entitled to certain contractually obligated cash payments. The cash payments to Messrs. Novak, Salluzzo, and Vaden were completed in December 2010, December 2009 and February 2010, respectively.

•	Consultant fees — During fiscal 2009, we incurred fees for services rendered by a consulting firm related to, among others, performance improvement initiatives, bank negotiations, and an interim CFO arrangement, the details of which are described in Note 21, “Related-Party Transactions,” to our consolidated financial statements included in this Annual Report on Form 10-K.

•	Other — For fiscal 2011, “Other” included costs associated with reorganizing the operational structure of our Canadian and U.K. operations, as well as immaterial prior period adjustments related to our Asia operations. For fiscal 2010, “Other” included costs associated with reorganizing the operational structure of our Asian operations and costs incurred to close our telephone-based data collection center in Brentford, United Kingdom. For fiscal 2009, “Other” included bad debt expense for a note receivable for which collectability became doubtful, recruitment fees for senior executives, and legal fees associated with the waiver and amendments to our credit agreement due to certain financial covenant violations.

	2011	2010	2009

Post-employment payments to former senior executives	$1,312	$—	$1,997
Consultant fees	—	—	3,095
Other	973	623	1,261

	$2,285	$623	$6,353

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2011 include:

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the FASB guidance for stock-based compensation. For share-based payments granted subsequent to July 1, 2005, compensation expense based on the grant date fair value is recognized in our consolidated statements of operations over the requisite service period. In determining the fair value of stock options, we use the Black-Scholes option pricing model, which employs the following assumptions:

•	Expected volatility — based on historical volatilities from daily share price observations for our stock covering a period commensurate with the expected term of the options granted.

•	Expected life of the option — based on the vesting terms of the respective option and a contractual life of ten years, calculated using the “simplified method” as allowed by ASC 718-10 and corroborated through review of the expected life assumptions of publicly-traded market research companies.

•	Risk-free rate — based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the option when granted.

•	Dividend yield — based on our historical practice of electing not to pay dividends to our stockholders.

Expected volatility and the expected life of the options granted, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2009, 2010 and 2011, respectively, are set forth in Note 14, “Stock-Based Compensation,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

HIpoints Loyalty Program

Our HIpoints loyalty program is designed to reward respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration. Points awarded under the HIpoints program expire after nine months of account inactivity. We maintain a reserve for our obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on our actual redemption rates since the inception of the program. An actual redemption rate that differs from the expected redemption rate could have a material impact on our results of operations.

Contingencies and Other Accruals

From time to time, we record accruals for severance costs both in connection with formal restructuring programs and in the normal course, lease costs associated with excess facilities, contract terminations, and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such actions were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not finally determinable until the completion of our fiscal year end closing process.

Explanation of Key Financial Statement Captions

Revenue from Services

We recognize revenue from services on a proportional performance basis, as more particularly described above in “Critical Accounting Policies and Estimates — Revenue Recognition”.

Our revenue from services is derived principally from the following:

•	Custom Research — including, but not limited to, customer satisfaction surveys, market share studies, new product introduction studies, brand recognition studies, reputation studies, and ad concept testing.

•	Tracking Studies — studies that regularly ask identical questions to similar demographic groups within a constant interval (once a month, once a quarter, etc.) to provide business decision-makers with dynamic data and intelligence.

•	Service Bureau Research — data collection and other services that we perform primarily for market research industry clients.

Cost of Services

Our direct costs associated with generating revenues principally consist of the following items:

•	Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection, and data analysis. We maintain project personnel in North America, Europe and Asia. We expect to have no project personnel in Asia by September 30, 2011. Labor costs are specifically allocated to the projects they relate to. We utilize a timekeeping system that tracks the time of project personnel as incurred for each specific revenue-generating project to determine the labor costs allocable to such project.

•	Respondent Incentives — Our panelists receive both cash and non-cash incentives (through programs such as our HIpoints loyalty program) for participating in our surveys. We award cash incentives to our respondents for participating in surveys, which are earned when we receive timely and complete survey responses. Non-cash incentives in the form of points are awarded to respondents who register for our online panel, complete online surveys, and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to their expiration.

•	Data Processing — We manage the processing of survey data using our own employees. We also engage third-party suppliers to perform data processing on an as-needed basis.

•	Other Direct Costs — Other direct costs include direct purchases, principally labor and materials, related to data collection and analysis, and the amortization of software developed for internal use.

Selling, General and Administrative

Selling, general and administrative expense includes the following:

•	payroll and related costs, including commissions, for sales and marketing professionals;

•	payroll and related costs for staff in the areas of finance, human resources, information technology, legal, and executive management; and

•	other indirect costs necessary to support the business, including among others, office rents, travel, stock-based compensation, and public company costs.

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

Results of Operations

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2011	%	2010	%	2009	%

Revenue from services	$165,264	100.0%	$168,415	100.0%	$184,334	100.0%
Operating expenses:
Cost of services	108,887	65.9	107,266	63.7	115,235	62.5
Selling, general and administrative	51,932	31.4	54,335	32.3	65,678	35.6
Depreciation and amortization	6,040	3.7	6,714	4.0	7,610	4.1
Restructuring and other charges	5,392	3.3	623	0.4	12,010	6.5
Goodwill impairment charge	—	—	—	—	40,250	21.8

Operating loss	(6,987)	(4.2)	(523)	(0.3)	(56,449)	(30.6)
Interest and other income	(47)	(0.0)	(58)	(0.0)	(400)	(0.2)
Loss on extinguishment of debt	—	—	724	0.4	—	—
Interest expense	1,359	0.8	2,029	1.2	3,433	1.9

Loss from operations before taxes	(8,299)	(5.0)	(3,218)	(1.9)	(59,482)	(32.3)

Provision (benefit) for income taxes	154	(0.0)	(1,052)	(0.6)	15,849	8.6

Net loss	$(8,453)	(5.1)	$(2,166)	(1.3)	$(75,331)	(40.9)

Fiscal Year Ended June 30, 2011 Versus Fiscal Year Ended June 30, 2010

Revenue from services.  Revenue from services decreased by $3,151, or 1.9%, to $165,264 for fiscal 2011 compared with fiscal 2010. As more fully described below, revenue from services was impacted by several factors. Excluding foreign currency exchange rate differences, revenue from services in fiscal 2011 was down 2.9% compared with fiscal 2010.

North American revenue decreased by $1,550 to $116,045 for fiscal 2011 compared with fiscal 2010, a decrease of 1.3%. By country, North American revenue for fiscal 2011 was comprised of:

•	Revenue from U.S. operations of $92,885, down 4.2% compared with $96,942 for fiscal 2010. This decline was driven mainly by declines of:

•	9.8% in our Healthcare sector, driven by the revenue impact of bookings decreases experienced during the first nine months of fiscal 2011;

•	10.7% in our Financial Services sector, driven mainly by the loss of a large tracking study;

•	17.1% in our Consumer Goods, Restaurant and Retail sector, as a result of a non-recurring project that was sold and delivered during the fourth quarter of fiscal 2010; and

•	6.4% in our Technology, Media and Telecom sector, driven mainly by the loss of a large tracking study.

•	Revenue from Canadian operations of $23,160, up 12.1% compared with $20,653 for fiscal 2010. In local currency (Canadian Dollar), Canadian revenue increased by 5.7% compared with fiscal 2010. The increase was mainly attributable to revenue from work on a large tracking study that was won during the second quarter of fiscal 2011.

European revenue decreased by $1,332 to $44,619 for fiscal 2011 compared with fiscal 2010, a decrease of 2.9%. By country, European revenue for fiscal 2011 was comprised of:

•	Revenue from U.K. operations of $22,864, down 19.5% compared with $28,398 for fiscal 2010. In local currency (British Pound), U.K. revenue decreased by 20.4% compared with fiscal 2010. The decrease was due primarily to the revenue impact of a large tracking study that was not renewed during the second quarter of fiscal 2011, as well as challenging market conditions across several industry sectors. The loss of this tracking study will have a $7.7 million negative impact on annual U.K. revenue.

•	Revenue from French operations of $14,092, up 19.8% compared with $11,764 for fiscal 2010. In local currency (Euro), French revenue increased by 18.8% compared with fiscal 2010. The increase was due primarily to continued success in selling to new and existing clients across several industry sectors.

•	Revenue from German operations of $7,663, up 32.4% compared with $5,789 for fiscal 2010. In local currency (Euro), German revenue increased by 32.5% compared with fiscal 2010. Similar to our French operations, the increase was driven mainly by continued success in selling to new and existing clients across several industry sectors.

Revenue from Asia operations decreased by $268 to $4,600 for fiscal 2011, a decrease of 5.5% compared with fiscal 2010. The impact of foreign exchange rate differences on Asian revenue was inconsequential compared with fiscal 2010. The decrease in Asian revenue was driven primarily by a lack of adequate sales resources throughout fiscal 2011.

Cost of services.  Cost of services was $108,887 or 65.9% of total revenue for fiscal 2011, compared with $107,266 or 63.7% of total revenue for fiscal 2010. Cost of services as a percentage of revenue for fiscal 2011 was impacted by the differing types of custom research projects performed when compared with fiscal 2010.

Selling, general and administrative.  Selling, general and administrative expense for fiscal 2011 was $51,932 or 31.4% of total revenue, compared with $54,335 or 32.3% of total revenue for fiscal 2010. Selling, general and administrative expense was principally impacted by the following:

•	a $607 decrease in facilities-related expense, driven primarily by space reductions taken during fiscal 2010;

•	a $382 decrease in travel expense, driven primarily by our continued focus on controlling these costs;

•	a $255 decrease in payroll-related expenses, driven primarily by headcount reductions made throughout fiscal 2011; and

•	a $173 decrease in legal expenses, driven primarily by improved operational efficiency of our legal function.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued efforts to properly align our cost structure with the needs of our business.

Depreciation and amortization.  Depreciation and amortization was $6,040 or 3.7% of total revenue for fiscal 2011, compared with $6,714 or 4.0% of total revenue for fiscal 2010. The decrease in depreciation and amortization expense for fiscal 2011 when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges.  See above under “Restructuring and Other Charges” for further discussion regarding restructuring and other charges incurred during fiscal 2011 and 2010.

Interest and other income.  Interest and other income was $47 or less than 1% of total revenue for fiscal 2011, compared with $58 or less than 1% of total revenue for fiscal 2010. The decrease in interest and other income was principally the result of a lower average cash balance during fiscal 2011 when compared with fiscal 2010.

Loss on extinguishment of debt.  During fiscal 2010, we incurred a loss on extinguishment of debt of $724, of which $550 represented unamortized debt issuance costs, as a result of amending and restating our credit agreement on June 30, 2010. We did not incur a similar loss during fiscal 2011. Further financial information about our amended and restated credit agreement is included in Note 11, “Borrowings,” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Interest expense.  Interest expense was $1,359 or 0.8% of total revenue for fiscal 2011, compared with $2,029 or 1.2% of total revenue for fiscal 2010. The decrease in interest expense for fiscal 2011 as compared with fiscal 2010 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments, as well as the decline in our effective interest rate as a result of amending our credit agreement in June 2010.

Income taxes.  We recorded an income tax provision of $154 for fiscal 2011, compared with an income tax benefit of $1,052 for fiscal 2010. The tax provision for fiscal 2011 was comprised primarily of tax expense related to income in certain of our foreign jurisdictions. The tax benefit for fiscal 2010 was principally due to a U.S. tax law change which resulted in the recognition of an additional tax benefit of $1,103. In addition, a valuation allowance of approximately $300 was recorded during the three months ended June 30, 2010 against the net deferred tax assets of the U.K. operations due to the impact of the global recession on revenues. A full valuation allowance continues to be recorded at June 30, 2011 against our deferred tax assets in the U.S., U.K., and Asia. We will continue to assess the realizability of our deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

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

North American revenue decreased by $15,165 to $117,595 for fiscal 2010 compared with fiscal 2009, a decrease of 11.4%. By country, North American revenue for fiscal 2010 was comprised of:

•	Revenue from U.S. operations of $96,942, down 14.1% compared with $112,821 for fiscal 2009, primarily due to the impact of the global recession on revenue for the first half of fiscal 2010 and declines across several of our U.S. industry sectors partially as a result of the loss of a large tracking study and the reduction in size of another.

•	Revenue from Canadian operations of $20,653, up 3.6% compared with $19,939 for fiscal 2009. In local currency (Canadian Dollar), Canadian revenue decreased by 5.8% compared with fiscal 2009. The decrease was primarily due to the impact of the global recession on revenue for the first half of fiscal 2010.

European revenue decreased by $1,039 to $45,951 for fiscal 2010 compared with fiscal 2009, a decrease of 2.2%. By country, European revenue for fiscal 2010 was comprised of:

•	Revenue from U.K. operations of $28,398, down 12.5% compared with $32,454 for fiscal 2009. In local currency (British Pound), U.K. revenue decreased by 11.0% compared with fiscal 2009. The decrease was primarily due to the decrease in scope of a large tracking study.

•	Revenue from French operations of $11,764, up 37.8% compared with $8,535 for fiscal 2009. In local currency (Euro), French revenue increased by 32.7% compared with fiscal 2009. The increase was primarily due to revenue generated from success in selling to new clients across several industry sectors.

•	Revenue from German operations of $5,789, down 3.5% compared with $6,001 for fiscal 2009. In local currency (Euro), German revenue decreased by 6.4% compared with fiscal 2009. German revenue was essentially flat for the first nine months of fiscal 2010 compared with the same prior year period. The overall decrease was driven by sales growth later in the fourth quarter of fiscal 2010, which had less time to convert to revenue within that same quarter.

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

Selling, general and administrative.  Selling, general and administrative expense for fiscal 2010 was $54,335 or 32.3% of total revenue, compared with $65,678 or 35.6% of total revenue for fiscal 2009. Selling, general and administrative expense was principally impacted by the following:

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

Depreciation and amortization.  Depreciation and amortization was $6,714 or 4.0% of total revenue for fiscal 2010, compared with $7,610 or 4.1% of total revenue for fiscal 2009. The decrease in depreciation and amortization expense for fiscal 2010 when compared with the same prior year period was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2010 combined with decreased capital spending during both fiscal 2009 and 2010 as part of our overall focus on controlling costs.

Restructuring and other charges.  See above under “Restructuring and Other Charges” for further discussion regarding restructuring and other charges incurred during fiscal 2010 and 2009.

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

Income taxes.  We recorded an income tax benefit of $1,052 for fiscal 2010, compared with an income tax provision of $15,849 for fiscal 2009. The tax benefit for fiscal 2010 was principally due to a U.S. tax law change which resulted in the recognition of an additional tax benefit of $1,103. In addition, a valuation allowance of approximately $300 was recorded during the three months ended June 30, 2010 against the net deferred tax assets of the U.K. operations due to the impact of the global recession on revenues. The tax provision for fiscal 2009 was principally impacted by the valuation allowance of $18,861 recorded against our U.S. deferred tax assets. A full valuation allowance was recorded at June 30, 2010 against both U.S. and U.K. deferred tax assets.

Significant Factors Affecting Company Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics, by quarter, for the fiscal years ended June 30, 2010 and 2011, were as follows (U.S. Dollar amounts in millions):

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	FY2010	FY2010	FY2010	FY2010	FY2011	FY2011	FY2011	FY2011

Bookings	$32.7	$53.2	$44.9	$35.7	$35.4	$55.3	$40.9	$34.6
Secured revenue	$42.5	$51.1	$52.9	$44.9	$45.0	$55.4	$56.5	$45.9

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

Bookings for the three months ended June 30, 2011 were $34.6 million, compared with $35.7 million for the same prior year period. Excluding foreign exchange rate differences, bookings were down 9.8% over the same prior year period. Bookings in local currency for the three months ended June 30, 2011 compared with the same prior year period were principally impacted by the following:

•	U.S. bookings increased by 0.7%, impacted mainly by increased sales in our Technology, Media and Telecom and Healthcare sectors, which were offset by decreases in our Financial Services and Consumer Goods, Restaurant and Retail sectors.

•	Canadian bookings decreased by 8.9%, due primarily to declined sales in our Canadian service bureau business.

•	U.K bookings decreased by 60.4%, due primarily to the loss of two large tracking studies in fiscal 2011.

•	French and German bookings increased by 37.6% and 35.0%, respectively, both due primarily to increased sales at both new and existing clients.

•	Asian bookings decreased by 12.7%, due primarily to a shortage of adequate sales resources.

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

Secured Revenue is defined as prior period secured revenue plus current period bookings, less revenue recognized on outstanding projects as of the end of the period.

Secured revenue helps us manage our future staffing levels more accurately and is also an indicator of the effectiveness of our marketing and sales initiatives. Based on our experience, projects included in secured revenue at the end of a fiscal period generally convert to revenue from services during the following twelve months.

Secured revenue for the three months ended June 30, 2011 was $45.9 million, compared with $44.9 million for the same prior year period. Excluding foreign currency exchange rate differences, secured revenue was down 2.0% over the same prior year period. The decrease was due primarily to the impact of bookings declines throughout fiscal 2011 when compared with fiscal 2010.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by (used in) operating activities, net cash used in investing activities and net cash used in financing activities, for the fiscal years ended June 30:

	2011	2010	2009

Net cash provided by (used in) operating activities	$3,983	$6,461	$(4,334)
Net cash used in investing activities	(810)	(631)	(2,256)
Net cash used in financing activities	(4,555)	(7,031)	(8,015)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities was $3,983 for fiscal 2011, compared with $6,461 for fiscal 2010. The decrease in cash provided by operating activities was principally the result of an increase in fiscal 2011 net loss compared with fiscal 2010.

Net cash provided by operating activities was $6,461 for fiscal 2010, compared with $4,334 used in operating activities for fiscal 2009. The change was principally the result of a decrease in the net loss for fiscal 2010 when compared with fiscal 2009, along with timing differences in cash payments and receipts when compared with fiscal 2009.

Net cash used in investing activities.  Net cash used in investing activities was $810 for fiscal 2011, compared with $631 for fiscal 2010. Investing activities for fiscal 2010 included capital expenditures, which were offset by $998 in proceeds from the maturities and sales of marketable securities. Investing activities for fiscal 2011 consisted solely of capital expenditures.

Net cash used in investing activities was $631 for fiscal 2010, compared with $2,256 for fiscal 2009. The change from fiscal 2009 was principally the result of an increase in the net proceeds from the maturities and sales of marketable securities to $998 for fiscal 2010, partially offset by an increase in capital expenditures from $1,241 for fiscal 2009 to $1,629 for fiscal 2010 as a result of leasehold improvements made to our U.K. office space.

Net cash used in financing activities.  Net cash used in financing activities was $4,555 for fiscal 2011, compared with $7,031 for fiscal 2010. Cash used during both fiscal 2010 and 2011 was for required principal payments on our outstanding debt, partially offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and exercise of stock options. The required quarterly principal payments on our outstanding debt decreased from $1,731 to $1,199 in fiscal 2010 as a result of amending our credit agreement in June 2010.

Net cash used in financing activities was $7,031 for fiscal 2010, compared with $8,015 for fiscal 2009. This change was principally the result of a decrease in the costs associated with modifications to our credit agreement from $1,274 in fiscal 2009 to $296 in fiscal 2010.

Working Capital

At June 30, 2011, we had cash and cash equivalents of $14,224, compared with $14,158 at June 30, 2010. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $2,500 and $3,000 during the fiscal year ending June 30, 2012.

Credit Facilities

The required principal repayments under our amended and restated credit agreement for each of the three succeeding fiscal years are set forth in Note 11, Borrowings,” to our consolidated financial statements included in this Annual Report on Form 10-K. At June 30, 2011, we had no outstanding borrowings under our revolving line of credit and $359 of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the Revolving Line that is available for future borrowings.

At June 30, 2011, we were not in compliance with certain financial covenants under our amended and restated credit agreement largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. On September 27, 2011, these covenant violations were permanently waived through an amendment agreement and waiver, as more fully described above under “Subsequent Events — Amendment Agreement and Waiver” and in Note 24, “Subsequent Events,” to our consolidated financial statements included in this Annual Report on Form 10-K.

Interest Rate Swap

The principal terms of our interest rate swap, as well as the impact of the covenant violations noted above on our interest rate swap, are described in Note 11, Borrowings,” to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Risk Disclosure

At June 30, 2011 and 2010, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our consolidated contractual obligations and other commercial commitments at June 30, 2011 are as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$10,787	$4,794	$5,993	$—	$—
Interest obligations on long-term debt(1)	1,168	798	370	—	—
Operating lease obligations	23,488	5,507	9,598	6,715	1,668
Other long-term liabilities(2)	107	—	107	—	—

Total	$35,550	$11,099	$16,068	$6,715	$1,668

(1)	Interest obligations shown above were derived using an interest rate of 8.82%. This rate is a combination of the 4.32% that is fixed by our interest rate swap, and the 4.50% additional spread based on a pricing grid tied to our Consolidated Total Leverage Ratio. These rates are more fully described in Note 11, “Borrowings,” to the consolidated financial statements contained in this Annual Report on Form 10-K.

(2)	Amounts in the “1-3 Years” category represent liabilities associated with uncertain tax positions, determined in accordance with the FASB guidance for uncertain tax positions, as more fully described in Note 16, “Income Taxes,” to the consolidated financial statements contained in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

See “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted” in Note 3, “Summary of Significant Accounting Policies,” to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2011, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At June 30, 2011, we had outstanding debt under our credit facilities of $10,787. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through

September 30, 2013. The additional applicable margin is determined quarterly using a pricing grid based on our Consolidated Total Leverage Ratio. At June 30, 2011, the additional applicable margin was 4.50%, resulting in an effective interest rate of 8.82% on our outstanding debt.

Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at June 30, 2011 would have decreased the fair value of the interest rate swap by $107 and each 1% decrease from prevailing interest rates at June 30, 2011 would have increased the fair value of the interest rate swap by $112.

Foreign Currency Exposure

As a result of operating in foreign markets, our financial results could be affected by significant changes in foreign currency exchange rates. We have international sales and operations in North America, Europe and Asia. We expect to cease operations in Asia by September 30, 2011. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the applicable exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currencies of their home countries, and the second being the extent to which we have instruments denominated in foreign currencies.

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

We performed a sensitivity analysis at June 30, 2011. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Rochester, New York
September 28, 2011

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$14,224	$14,158
Accounts receivable, less allowances of $582 and $641, respectively	26,480	23,735
Unbilled receivables	7,580	7,566
Prepaid expenses and other current assets	3,619	3,722
Deferred tax assets	306	375

Total current assets	52,209	49,556
Property, plant and equipment, net	3,447	5,626
Other intangibles, net	14,582	16,382
Other assets	1,610	1,566

Total assets	$71,848	$73,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,521	$8,952
Accrued expenses	21,249	16,768
Current portion of outstanding debt	4,794	4,794
Deferred revenue	13,872	11,612

Total current liabilities	49,436	42,126
Long-term debt	5,993	10,787
Deferred tax liabilities	2,195	2,391
Other long-term liabilities	2,752	1,792
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 55,417,531 shares issued and outstanding at June 30, 2011 and 54,465,449 shares issued and outstanding at June 30, 2010	55	54
Additional paid-in capital	186,648	185,726
Accumulated other comprehensive income	5,526	2,558
Accumulated deficit	(180,757)	(172,304)

Total stockholders’ equity	11,472	16,034

Total liabilities and stockholders’ equity	$71,848	$73,130

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2011	2010	2009

Revenue from services	$165,264	$168,415	$184,334
Operating expenses:
Cost of services	108,887	107,266	115,235
Selling, general and administrative	51,932	54,335	65,678
Depreciation and amortization	6,040	6,714	7,610
Restructuring and other charges	5,392	623	12,010
Goodwill impairment charge	—	—	40,250

Total operating expenses	172,251	168,938	240,783

Operating loss	(6,987)	(523)	(56,449)
Interest and other income	(47)	(58)	(400)
Loss on extinguishment of debt	—	724	—
Interest expense	1,359	2,029	3,433

Loss from operations before income taxes	(8,299)	(3,218)	(59,482)
Provision (benefit) for income taxes	154	(1,052)	15,849

Net loss	$(8,453)	$(2,166)	$(75,331)

Basic and diluted net loss per share	$(0.15)	$(0.04)	$(1.41)

Weighted-average shares outstanding — basic and diluted	54,566,590	54,089,971	53,547,670

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended June 30,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(8,453)	$(2,166)	$(75,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	7,451	8,145	9,125
Deferred taxes	(84)	(276)	16,831
Stock-based compensation	682	680	1,965
Goodwill impairment charge	—	—	40,250
Non-cash portion of loss on extinguishment of debt	—	550	—
Bad debt expense	—	—	532
Amortization of deferred financing costs	70	442	479
Amortization of premium on marketable securities	—	2	4
(Increase) decrease in assets —
Accounts receivable	(1,331)	(1,254)	9,339
Unbilled receivables	633	(1,530)	4,199
Prepaid expenses and other current assets	(1,227)	2,051	(235)
Other assets	9	(153)	(559)
(Decrease) increase in liabilities —
Accounts payable	165	2,482	(2,307)
Accrued expenses	3,214	(636)	(6,096)
Deferred revenue	1,896	(847)	(3,326)
Other liabilities	958	(1,029)	796

Net cash provided by (used in) operating activities	3,983	6,461	(4,334)

Cash flows from investing activities:
Purchase of marketable securities	—	—	(3,703)
Proceeds from maturities and sales of marketable securities	—	998	2,688
Capital expenditures	(810)	(1,629)	(1,241)

Net cash used in investing activities	(810)	(631)	(2,256)

Cash flows from financing activities:
Credit agreement amendment financing costs	—	(296)	(1,274)
Repayments of borrowings	(4,794)	(6,925)	(6,925)
Proceeds from exercise of employee stock options and employee stock purchases	239	190	184

Net cash used in financing activities	(4,555)	(7,031)	(8,015)

Effect of exchange rate changes on cash and cash equivalents	1,448	(1,393)	(1,517)

Net increase (decrease) in cash and cash equivalents	66	(2,594)	(16,122)
Cash and cash equivalents at beginning of period	14,158	16,752	32,874

Cash and cash equivalents at end of period	$14,224	$14,158	$16,752

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at July 1, 2008	53,784	$54	$182,709	$10,680	$(94,807)	$98,636
Comprehensive income (loss):
Net loss					(75,331)	(75,331)
Change in fair value of interest rate swap				244		244
Actuarial loss on postretirement obligation				(61)		(61)
Unrealized gain on marketable securities				12		12
Foreign currency translation				(7,528)		(7,528)

Total comprehensive loss						(82,664)

Issuance of stock for restricted stock grants and exercise of options	(229)		(4)			(4)
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	409		190			190
Stock-based compensation expense			1,965			1,965

Balance at June 30, 2009	53,964	$54	$184,860	$3,347	$(170,138)	$18,123
Comprehensive income (loss):
Net loss					(2,166)	(2,166)
Change in fair value of interest rate swap				(33)		(33)
Change in postretirement obligation, net of tax				242		242
Unrealized loss on marketable securities				(10)		(10)
Foreign currency translation				(988)		(988)

Total comprehensive loss						(2,955)

Issuance of stock for restricted stock grants and exercise of options	109
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	392		186			186
Stock-based compensation expense			680			680

Balance at June 30, 2010	54,465	$54	$185,726	$2,558	$(172,304)	$16,034
Comprehensive income (loss):
Net loss					(8,453)	(8,453)
Change in fair value of interest rate swap				304		304
Change in postretirement obligation, net of tax				(196)		(196)
Unrealized loss on marketable securities				(1)		(1)
Foreign currency translation				2,861		2,861

Total comprehensive loss						(5,485)

Issuance of stock for restricted stock grants and exercise of options	699		28			28
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	254	1	212			213
Stock-based compensation expense			682			682

Balance at June 30, 2011	55,418	$55	$186,648	$5,526	$(180,757)	$11,472

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 30, 2011, 2010 and 2009

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. An allowance for doubtful accounts is provided for in the accompanying consolidated financial statements and is monitored by management to ensure that it is consistent with management’s expectations. Credit risk is limited with respect to accounts

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

receivable by the Company’s large client base. For fiscal years 2011, 2010, and 2009, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

In accordance with the FASB guidance for leases, leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the assets or the term of the underlying lease arrangements.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

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

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of the FASB guidance for internally developed software, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in the FASB guidance are included in other assets in the consolidated balance sheet and amounted to $1,596 and $2,146 at June 30, 2011 and 2010, respectively. Amortization expense related to these costs amounted to $1,411, $1,430 and $1,515 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

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

During the three months ended December 31, 2008, as a result of the factors discussed in Note 8, “Goodwill”, to the accompanying consolidated financial statements, the Company tested its asset groups for recoverability. As the projected undiscounted cash flows for the individual asset groups exceeded the carrying value of the long-lived assets for each asset group, the Company did not record an impairment charge for any of its long-lived assets during the three months ended December 31, 2008. No additional facts and circumstances have since arisen to cause the Company to change this conclusion.

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

The fair value of the Company’s cash equivalents and available for sale marketable securities is derived from quoted market prices for similar instruments, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services. The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair value. The Company had $10,787 of outstanding debt at June 30, 2011 under its credit facilities, which is considered a financial instrument. The carrying amount of this debt approximates its fair value as the rate of interest on the Company’s term loans that are outstanding under its credit facilities reflect current market rates of interest for similar instruments with comparable maturities.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

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

Panelist Incentives

The Company’s HIpoints loyalty program is designed to reward respondents who register for its panel, complete online surveys, and refer others to join its online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product portfolio at any time prior to expiration. Points awarded under the HIpoints program expire after nine months of account inactivity. The Company maintains a reserve for obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on the Company’s actual redemption rates since the inception of the program.

In addition, certain of the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives in the period in which they are earned.

Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Such expenses amounted to $732, $871 and $1,511 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

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

Income Taxes

The Company follows the asset and liability approach to account for income taxes in accordance with the FASB guidance for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Through December 31, 2010, the Company did not provide U.S. deferred income taxes applicable to the unremitted earnings of its foreign subsidiaries, as these amounts were considered to be indefinitely reinvested outside the U.S. During the three months ended March 31, 2011, the Company began to provide U.S. deferred income taxes applicable to the unremitted earnings of certain of its foreign subsidiaries, as more fully described in Note 16, “Income Taxes”, to the accompanying consolidated financial statements.

On July 1, 2007, the Company adopted the FASB guidance for uncertain tax positions, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return and which is now incorporated into the FASB guidance for income taxes. Applying the two-step approach, the Company first determines if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that the Company measures the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes line of its consolidated statements of operations.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

2.	Summary of Significant Accounting Policies — (Continued)

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

3.	Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (July 1, 2012 for the Company). The guidance requires changes in presentation only and will have no material impact on the Company’s accompanying consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

3.	Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted — (Continued)

Goodwill Impairment Testing

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASU No. 2010-28 amends the ASC to require entities that have a reporting unit with a zero or negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists, and if an entity concludes that it is more likely than not that an impairment exists, the entity must measure the goodwill impairment. The changes to the ASC as a result of this update were effective for annual and interim reporting periods beginning after December 15, 2010. The Company adopted this guidance on July 1, 2011 and adoption did not impact the Company’s accompanying consolidated financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, is now part of ASC Topic 860. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance was effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. The Company adopted the new guidance on July 1, 2010 and adoption did not have a material impact on the Company’s accompanying consolidated financial statements.

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), is now part of ASC Topic 810. The revised guidance significantly affects the overall consolidation analysis and was effective as of the beginning of the first fiscal year that commenced after November 15, 2009. The Company adopted the revised guidance on July 1, 2010 and adoption did not have a material impact on the Company’s accompanying consolidated financial statements.

Fair Value Disclosures

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements were effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the disclosures involving Level 1 and Level 2 fair value measurements on January 1, 2010, and on January 1, 2011, adopted

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

3.	Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted — (Continued)

the disclosures involving Level 3 fair value measurements. Adoption did not have a material impact on the Company’s accompanying consolidated financial statements.

4.	Restructuring and Other Charges

Restructuring

Fiscal 2011

During the second and fourth quarters of fiscal 2011, the Company took actions designed to re-align the cost structure of its U.K. operations. Specifically, the Company reduced headcount at its U.K. facilities by a total of 27 full-time employees and incurred $834 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in December 2010 and April 2011 and all actions were completed at those respective times. Related cash payments were completed in June 2011.

During the third and fourth quarters of fiscal 2011, the Company took actions designed to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by a total of 21 full-time employees and incurred $330 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in December 2010 and April 2011 and all actions were completed at those respective times. Related cash payments were completed in June 2011.

During the fourth quarter of fiscal 2011, the Company reduced its occupancy of leased office space at Norwalk, Connecticut, Brentford, United Kingdom, and Portland, Oregon facilities. The Company incurred $1,942 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed in June 2011, and all cash payments will be completed in June 2020.

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

At March 31, 2009, the Company reviewed the estimate of anticipated sublease rental income for its Rochester, New York office located at 135 Corporate Woods. This review, prompted by adverse changes in real estate market conditions, resulted in a decrease to the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease rental income. This change in estimate resulted in a charge of $35 in the third quarter of fiscal 2009.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

4.	Restructuring and Other Charges — (Continued)

Additionally during the second quarter of fiscal 2009, the Company substantially vacated leased space at 135 Corporate Woods. The Company incurred $493 in charges related to the remaining operating lease obligation, all of which involved cash payments. All actions associated with this vacated space were completed by December 2008. The related cash payments were completed in June 2010.

At December 31, 2008, the Company reviewed the estimates of anticipated sublease rental income for its Grandville, Michigan and Norwalk, Connecticut offices, which were included in restructuring charges taken during the third quarter of fiscal 2008 in conjunction with its reduction of leased space at these facilities. This review, prompted by adverse changes in real estate market conditions within each of these locales, resulted in a decrease to the Company’s estimate of the portion of the remaining lease obligation period over which it expects to derive sublease rental income. This change in estimate resulted in a charge of $366 for the three months ended December 31, 2008.

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2011	2010	2009

Termination benefits	$1,165	$—	$5,306
Lease commitments	1,942	—	894
Reversals of prior accruals	—	—	(543)

	$3,107	$—	$5,657

The following table summarizes activity during fiscal 2011 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs	Changes in	Cash	Non-Cash	June 30,
	2010	Incurred	Estimate	Payments	Settlements	2011

Termination benefits	$—	$1,165	$45	$(788)	$—	$422
Lease commitments	408	1,942	—	(138)	—	2,212

Remaining reserve	$408	$3,107	$45	$(926)	$—	$2,634

The changes in estimate noted above were the result of certain outplacement benefits that expired unused.

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations for the fiscal years ended June 30, 2011, 2010 and 2009 included the following:

•	Post-employment payments to former senior executives — In connection with their departures from the Company during fiscal 2011, the Company reached negotiated settlements with Kimberly Till, Pavan Bhalla, and Enzo Micali. Under the separation agreements, cash payments to Ms. Till are due to be completed in August 2013, while cash payments to Messrs. Bhalla and Micali are due to be completed in December 2011 and January 2012, respectively. In connection with their departures from the Company during fiscal 2009, Gregory T. Novak, Ronald E. Salluzzo and

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

4.	Restructuring and Other Charges — (Continued)

David B. Vaden became entitled to certain contractually obligated cash payments. The cash payments to Messrs. Novak, Vaden, and Salluzzo were completed in December 2010, December 2009, and February 2010, respectively.

•	Consultant fees — During fiscal 2009, the Company incurred fees for services rendered by a consulting firm related to, among others, performance improvement initiatives, bank negotiations, and an interim CFO arrangement, the details of which are described in Note 21, “Related-Party Transactions”, to the accompanying consolidated financial statements.

•	Other — For fiscal 2011, “Other” included costs associated with reorganizing the operational structure of the Company’s Canadian and U.K. operations, as well as immaterial prior period adjustments related to the Company’s Asian operations. For fiscal 2010, “Other” included costs associated with reorganizing the operational structure of the Company’s Asia operations and costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom. For fiscal 2009, “Other” included bad debt expense for a note receivable for which collectability became doubtful, recruitment fees for senior executives, and legal fees associated with the waiver and amendments to the Company’s credit agreement due to certain financial covenant violations.

	2011	2010	2009

Post-employment payments to former senior executives	$1,312	$—	$1,997
Consultant fees	—	—	3,095
Other	973	623	1,261

	$2,285	$623	$6,353

5.	Fair Value Measurements

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

Fiscal Years Ended June 30, 2011, 2010 and 2009

5.	Fair Value Measurements — (Continued)

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30:

Recurring Fair Value Measurements
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

At June 30, 2011
Financial liabilities:
Interest rate swap contract	$—	$513	$—	$513
At June 30, 2010
Financial liabilities:
Interest rate swap contract	$—	$889	$—	$889

The Company’s fair value hierarchy at June 30, 2011 is consistent with its fair value hierarchy at June 30, 2010.

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

6.	Marketable Securities

The Company had no marketable securities at June 30, 2011 or 2010.

7.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2011	2010

Furniture and fixtures	$7,405	$7,168
Equipment	35,856	34,683
Leasehold improvements	11,987	11,738

	55,248	53,589
Accumulated depreciation	(51,801)	(47,963)

	$3,447	$5,626

Depreciation expense on property, plant and equipment amounted to $3,173, $3,911 and $4,634 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

8.	Goodwill

The Company had no goodwill at June 30, 2011 or 2010.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

8.	Goodwill — (Continued)

Fiscal 2009

As part of its closing process for the three months ended December 31, 2008, the Company considered the following factors in determining whether an impairment review outside of its annual impairment evaluation date was necessary:

•	operating losses in its single reporting unit for the fiscal quarters ended September 30, 2008 and December 31, 2008;

•	potential declines in market research spending for calendar year 2009 based on industry forecasts from Inside Research;

•	headcount reductions and related charges as announced in October and December 2008, the details of which are described in Note 4, “Restructuring and Other Charges,” to the accompanying consolidated financial statements; and

•	a 62% decline in the Company’s per share stock price from $1.73 at September 30, 2008 to $0.65 at December 31, 2008, which resulted in a market capitalization that, based on the Company’s per share stock price as of market close on December 31, 2008, was below the carrying value of its reporting unit’s net assets at that date.

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

The changes in the carrying amount of goodwill for the fiscal year ended June 30, 2009 were as follows:

Balance at July 1, 2008	$42,805
Foreign currency translation adjustments	(2,404)
Prior period purchase accounting adjustment of deferred taxes	(151)
Goodwill impairment charge	(40,250)

Balance at June 30, 2009	$—

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

9.	Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2011
	Weighted-Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Book
	(In Years)	Amount	Amortization	Value

Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,457	2,878	579
Customer relationships	10	22,667	11,619	11,048
Trade names	16	5,352	2,397	2,955

Total		$33,244	$18,662	$14,582

	2010
	Weighted-Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Book
	(In Years)	Amount	Amortization	Value

Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,000	2,187	813
Customer relationships	10	21,039	8,677	12,362
Trade names	16	5,283	2,076	3,207

Total		$31,090	$14,708	$16,382

	2011	2010	2009

Aggregate amortization expense:
For the fiscal year ended June 30:	$2,866	$2,803	$2,976

Estimated amortization expense for the fiscal years ending June 30:
2012	$2,939

2013	$2,764

2014	$2,315

2015	$1,735

2016	$1,611

Thereafter	$3,218

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the fiscal years ended June 30, 2011 and 2010, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

10.	Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2011	2010

Panelist incentives	$3,234	$3,282
Project-related accruals	1,838	2,194
Payroll and withholding expenses	2,626	1,996
Accrued vacation	1,990	1,616
Bonuses	1,351	1,193
Other	10,210	6,487

	$21,249	$16,768

“Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

11.	Borrowings

As of June 30, 2011, largely due to the magnitude of restructuring and other charges incurred by the Company during fiscal 2011, the Company was not in compliance with the Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio (each as defined below) covenants under the Amended and Restated Credit Agreement (as defined below). As a result of the violations, JP Morgan Chase Bank, N.A. (“JPMC”) had the right in their sole discretion to demand immediate payment, in full of the amount outstanding under the Amended and Restated Credit Agreement. However, on September 27, 2011, the Company entered into an amendment agreement and waiver with JPMC, as more fully described in Note 24, “Subsequent Events,” which permanently waived the covenant violations.

Fiscal 2010 Amended and Restated Credit Agreement

On June 30, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMC as Administrative Agent (the “Administrative Agent”) and Issuing Bank (the “Issuing Bank”), and the Lenders party thereto (the “Lenders”). The Amended and Restated Credit Agreement supersedes and replaces the Credit Agreement, dated September 21, 2007, as amended on December 31, 2008, March 6, 2009 and May 6, 2009 (the “Original Credit Agreement”), by and among the Company, JPMC, as Administrative Agent, and the Lenders party thereto. Pursuant to the Amended and Restated Credit Agreement, the Lenders made available certain credit facilities (the “Credit Facilities”) as more fully described below. The Credit Facilities replace existing credit arrangements under the Original Credit Agreement. In accordance with ASC Topic 470, the Company evaluated the change in cash flows, determined that there was a greater than 10% change, and concluded that treatment of the amendment and restatement of its credit agreement as an extinguishment of debt was appropriate. Accordingly, a loss on extinguishment of $724, of which $550 represented unamortized debt issuance costs, was recorded in the Company’s consolidated statement of operations at June 30, 2010.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

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

The Company elected LIBOR and the interest swap agreement fixes the LIBOR-based portion of the rate at 4.32%. At June 30, 2011, with the spread at 4.50%, the effective rate on the New Term Loan was 8.82%.

Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears	Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears
Letter of credit participation fees equal to 5% of outstanding face amounts	Letter of credit fees equal to 5% of outstanding face amounts until the first quarterly adjustment pursuant to the Pricing Grid, and are set under the Pricing Grid thereafter

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

11.	Borrowings — (Continued)

Original Credit Agreement	Amended and Restated Credit Agreement
Interest Rate Swap:
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the Term Loans at 5.08% through September 21, 2012
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the New Term Loan (reflecting the consolidation of Term Loans A and B into a single New Term Loan) at 4.32% through September 30, 2013

Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loans	Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the New Term Loan
Notional amount equal to outstanding amount of the Term Loans	Notional amount of $10,787 at June 30, 2011, equal to outstanding amount of the New Term Loan

Unused Facility Fees:
Fee fixed at 1.0% of unused Revolving Line amount	Fee fixed at 0.75% of unused Revolving Line amount

Principal Payments:
Term Loans – September 21, 2012	New Term Loan Maturity – September 30, 2013
Revolving Line Maturity – July 15, 2010	Revolving Line Maturity – September 30, 2013
Revolving Line – payable at maturity	Revolving Line – payable at maturity
Quarterly Term Loan Payments – $1,731	Quarterly New Term Loan Payments – $1,199

Financial Covenants:
Minimum Consolidated Interest Coverage Ratio ranging over various quarters between 3.00:1.00 and 1.75:1.00	Minimum Consolidated Interest Coverage Ratio of at least 3.00:1.00
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

Fiscal Years Ended June 30, 2011, 2010 and 2009

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

At June 30, 2011, the Company was not in compliance with the Consolidated Interest Coverage Ratio and the Consolidated Total Leverage Ratio covenants under the Amended and Restated Credit Agreement, as noted above. At June 30, 2010, the Company was in compliance with certain financial covenants under the Amended and Restated Credit Agreement.

At June 30, 2011, the required principal repayments of the term loan under the Amended and Restated Credit Agreement (the “New Term Loan”) for the four succeeding fiscal years are as follows:

Total

2012	4,794
2013	4,794
2014	1,199

$10,787

At June 30, 2010, the Company had $15,581 outstanding under the Original Credit Agreement.

At June 30, 2011 and 2010, the Company had no outstanding borrowings under its revolving line of credit and $359 and $381, respectively, of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

11.	Borrowings — (Continued)

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

The interest rate swap had a notional amount of $10,787 at June 30, 2011, which was the same as the outstanding amount of the New Term Loan. The applicable spread referenced in the pricing grid set forth above is added to the 4.32% rate fixed by the interest rate swap.

At June 30, 2011 and 2010, the Company had liabilities of $513 and $889, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. The interest rate swap was effective at June 30, 2010 and through the nine months ended March 31, 2011. During those periods, changes in the fair value of the interest rate swap were recorded through other comprehensive income, and any ineffectiveness was recorded through interest expense. As a result of the covenant violations noted above, the Company determined that the interest rate swap was not an effective cash flow hedge at June 30, 2011 and recorded a charge to interest expense of $68, the amount of the change in the swap’s fair value during the fourth quarter of fiscal 2011.

12.	Derivative Financial Instruments

As discussed in Note 11, “Borrowings”, to the accompanying consolidated financial statements, the Company uses an interest rate swap to manage the economic effect of the variable interest obligation on its outstanding debt under the Credit Facilities so that the interest payable on the outstanding debt effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. The critical terms of the interest rate swap match those of the outstanding debt, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, the Company has designated its interest rate swap as a qualifying instrument. The unrealized losses on the interest rate swap are included in other comprehensive loss and the corresponding fair value payables are included in other liabilities in the Company’s consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the outstanding debt, are recorded as interest expense.

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	June 30, 2011
	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other liabilities	$513
Total derivatives designated as hedging instruments		$513

Total derivatives		$513

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

12.	Derivative Financial Instruments — (Continued)

	June 30, 2010
	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other liabilities	$889
Total derivatives designated as hedging instruments		$889

Total derivatives		$889

Effects of Derivative Instruments on Income and Accumulated Other Comprehensive Income (OCI)

Amount and Location
of Gain (Loss)
		Amount and Location		Recognized in Income
	Amount of Gain	of Gain (Loss)		on Derivative
	(Loss) Recognized in	Reclassified from		(Ineffective Portion
	Accumulated OCI	Accumulated OCI		and Amount
	on Derivative	into Income		Excluded from
	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
	June 30, 2011	June 30, 2011		June 30, 2011

Cash flow hedges:
Interest rate swap	$62	$296	Interest expense	$68	Interest and other income

Amount and Location
of Gain (Loss)
		Amount and Location		Recognized in Income
	Amount of Gain	of Gain (Loss)		on Derivative
	(Loss) Recognized in	Reclassified from		(Ineffective Portion
	Accumulated OCI	Accumulated OCI		and Amount
	on Derivative	into Income		Excluded from
	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
	June 30, 2010	June 30, 2010		June 30, 2010

Cash flow hedges:
Interest rate swap	$358	$837	Interest expense	$—	Interest and other income

13.	Stockholders’ Equity

Common Stock

100,000,000 shares of the Company’s Common Stock (“Common Stock”), par value $.001 per share, are authorized by the Company’s Certificate of Incorporation, as amended in fiscal 2000.

Restricted Stock Award Withholdings

The Company issues restricted stock awards as part of the Incentive Plans (defined below). For certain of the restricted stock awards granted, the number of shares released on the date the restricted stock awards vest is net of the statutory withholding requirements that the Company pays to the appropriate taxing authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately retired.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

13.	Stockholders’ Equity — (Continued)

Stockholder Rights Plan

On March 11, 2005, the Board of Directors of the Company (the “Board”) adopted a stockholder rights plan, as set forth in the Rights Agreement, dated March 11, 2005 (the “Rights Agreement”). Under the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on March 29, 2005 (the “Record Date”). In addition, one Right automatically attaches to each share of Common Stock issued between the Record Date and the Distribution Date (defined below). Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of the Company’s Series A Preferred Stock, par value $.01 per share (“Preferred Stock”), at a cash exercise price of $27.48 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement. The Rights will separate from Common Stock and will become exercisable only when a public announcement has been made that a person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Common Stock (an “Acquiring Person”), other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder, or ten days after a person commences, or publicly announces the intention to commence (which intention to commence remains in effect for five business days after such announcement), a tender offer or exchange offer that could result in the person or group becoming an Acquiring Person and that is not terminated within such ten-day period (the earlier of such dates being referred to as the “Distribution Date”). If a person or group becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right that number of Units equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the Common Stock. If there are insufficient shares of Preferred Stock to permit full exercise of all of the Rights, holders of Rights may instead receive shares of the Common Stock, other securities, cash or property, or a combination thereof. If, at any time after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction with an Acquiring Person or certain other types of transaction specified in the Rights Agreement, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right, in lieu of shares of Preferred Stock, that number of shares of Common Stock of the surviving entity equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the surviving entity’s common stock.

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

The Company adopted a Long Term Incentive Plan in 1999, amended in November 2004 (“1999 Incentive Plan”), and a 2007 Long Term Incentive Plan (“2007 Incentive Plan” and together with the 1999 Incentive Plan, the “Incentive Plans”). In addition, in 2001, as part of its acquisition of Total Research Corporation, the Company also assumed certain options previously issued by that company under its incentive plans (“Total Plans”). The Company also adopted an Employee Stock Purchase Plan in 1999, amended in November 2004 (“1999 ESPP”), and a 2007 Employee Stock Purchase Plan, amended in

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

14.	Stock-Based Compensation — (Continued)

November 2009 (“2007 ESPP” and together with the 1999 ESPP, the “ESPPs”). In January 2008, the Company adopted the Harris Interactive U.K. Limited Share Incentive Plan (“SIP”). The Company also has issued stock options to certain new employees outside the Incentive Plans.

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in the Company’s consolidated statements of operations for the cost of stock options and restricted stock issued under the Incentive Plans, stock options issued to new employees outside the Incentive Plans, and shares issued under the ESPPs for the fiscal years ended June 30:

	2011	2010	2009

Cost of services	$12	$18	$54
Selling, general and administrative	670	662	1,911

	$682	$680	$1,965

Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2011, 2010 and 2009.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company continues to use the “simplified” method as permitted by ASC 718-10 for purposes of determining the expected life of options when granted, but has corroborated the expected option life derived using this method to the expected option lives used by other companies within the market research industry to ensure reasonableness. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders.

Long Term Incentive Plans

The Company maintains the Incentive Plans, under which it may grant nonqualified and incentive stock options, as well as restricted stock awards to employees and directors of the Company. The Company grants options to purchase Common Stock at an exercise price equal to the fair market value as of the date of grant. Options generally vest over a period of up to four years for employees, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. Certain options vest upon the achievement of performance targets. Vesting of options is accelerated in certain circumstances upon a change in control. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and any unvested portion forfeits upon termination of employment or service as a director. Certain restricted stock awards vest upon achievement of performance targets.

The Company has registered a total of 10,250,000 shares of Common Stock for issuance under the Incentive Plans. At June 30, 2011, 2,327,521 shares were unissued and available for grant under the Incentive Plans.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

14.	Stock-Based Compensation — (Continued)

Investor Stock Options

At June 30, 2011 and 2010, the Company had outstanding non-qualified investor options to acquire 88,887 shares of Common Stock that were issued in connection with the Company’s acquisition of Novatris, S.A. in March 2004. Investor options are not included as options under the Incentive Plans.

Summary of Options and Restricted Stock Award Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) for the fiscal years ended June 30:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at July 1	3,873,452	$2.38	3,857,209	$3.09	5,804,172	$5.32
Granted	4,750,500	0.75	1,248,812	0.97	1,910,000	0.93
Forfeited	(2,160,913)	1.36	(1,232,569)	3.20	(3,856,963)	5.37
Exercised	(66,666)	0.42	—	—	—	—

Options outstanding at June 30	6,396,373	$1.53	3,873,452	$2.38	3,857,209	$3.09

The total intrinsic value of options exercised during the fiscal years ended June 30, 2011, 2010 and 2009 was $34, $0 and $0, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2011	2010	2009

Risk-free interest rate	2.8%	2.7%	2.7%
Weighted-average expected life (in years)	6.7	6.3	6.3
Volatility factor	66%	68%	56%
Dividend yield	—	—	—
Weighted-average fair value	$0.46	$0.62	$0.51

Cash received from the exercise of employee stock options was $28, $0 and $0, respectively, for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

14.	Stock-Based Compensation — (Continued)

The following table summarizes the Company’s granted and outstanding employee stock options (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) at June 30, 2011:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life (In Years)	Price	Value	Options	Life (In Years)	Price	Value

$ 0.38 – 1.18	5,402,860	9.4	$0.80	276	874,781	7.6	$1.01	(141)
2.10 – 3.97	116,374	1.2	2.35	(175)	115,957	1.2	2.35	(174)
4.05 – 5.81	450,339	4.9	4.81	(1,786)	444,054	4.8	4.82	(1,765)
6.27 – 8.57	426,800	2.9	7.11	(2,671)	426,800	2.9	7.11	(2,671)

	6,396,373	8.5	$1.53	$(4,356)	1,861,592	5.5	$3.40	$(4,751)

At June 30, 2011, 3,381,000 of the granted and outstanding employee stock option awards consist of awards that vest with the achievement of certain performance targets.

The following table provides a summary of the status of the Company’s granted and outstanding employee and director restricted stock awards for the fiscal years ended June 30:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted shares outstanding at July 1	73,751	$2.09	110,718	$2.86	555,574	$3.79
Granted	627,482	0.74	119,000	1.09	128,833	1.04
Forfeited	(3,351)	2.63	(24,331)	4.59	(412,785)	3.47
Vested	(168,861)	1.13	(131,636)	1.37	(160,904)	3.04

Restricted shares outstanding at June 30	529,021	$0.79	73,751	$2.09	110,718	$2.86

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

14.	Stock-Based Compensation — (Continued)

Unamortized stock-based compensation expense for stock options and restricted stock awards issued and outstanding at June 30, 2011 will be recognized during the fiscal years ending June 30 as follows:

		Restricted
	Stock	Stock
	Options	Awards	Total

2012	$465	$385	$850
2013	450	—	450
2014	365	—	365
2015	149	—	149
2016	12	—	12

Total	$1,441	$385	$1,826

Weighted-average vesting period (in years)	3.4	1.0	3.3

Employee Stock Purchase Plans

The ESPPs provide employees with an opportunity to purchase Common Stock through payroll deductions through semi-annual offerings in July and January of each fiscal year. Under the ESPPs, the Company’s employees may purchase, subject to certain restrictions, shares of Common Stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal years 2011, 2010 and 2009, employees purchased 206,270, 293,179 and 337,876 shares of Common Stock, respectively, through the ESPPs. Of the 1,500,000 shares available for issuance under the ESPPs, 354,096 shares remained available for issuance as of June 30, 2011.

The ESPPs are considered compensatory under the FASB guidance and thus, a portion of the cost related to the July and January offerings under the ESPPs are included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2011, 2010 and 2009.

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

The following weighted-average assumptions were used to value rights under the ESPPs for the July and January offerings for the fiscal years ended June 30:

	2011	2010	2009

Risk-free interest rate	0.2%	0.3%	1.6%
Weighted-average expected life (in years)	0.5	0.5	0.5
Volatility factor	63%	108%	80%
Dividend yield	—	—	—
Weighted-average fair value	$0.33	$0.25	$0.50

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

14.	Stock-Based Compensation — (Continued)

U.K. employees may purchase the Company’s common stock pursuant to the SIP through a payroll deduction with no discount to the market price. Employees are entitled to receive three matching shares for every seventeen shares purchased under the SIP. The SIP has been deemed non-compensatory and, therefore, no stock-based compensation costs were recognized for fiscal 2011, 2010 or 2009.

15.	401(k) Plan

The Company established a 401(k) Plan effective January 1, 1995. Eligible employees may begin to participate in the 401(k) Plan the first of the month following their date of hire, but are not eligible to receive employer matching contributions, if any, until the first day of the calendar quarter following the one anniversary year of service during which they have worked at least 1,000 hours.

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary, and were made in the form of Company stock through March 31, 2008. The Company suspended its matching contributions on January 1, 2009 and had not resumed them as of June 30, 2011.

Matching contribution expense incurred by the Company during the fiscal years ended June 30, 2011, 2010 and 2009 was $0, $0 and $563, respectively.

16.	Income Taxes

For the fiscal years ended June 30, the U.S. and foreign components of loss from operations before income taxes were as follows:

	2011	2010	2009

U.S.	$(3,527)	$(153)	$(44,457)
Foreign	(4,772)	(3,065)	(15,025)

	$(8,299)	$(3,218)	$(59,482)

For the fiscal years ended June 30, the provision (benefit) for income taxes from operations consisted of the following:

	2011	2010	2009

Current:
Federal	$1	$(1,053)	$(1,375)
State	104	56	192
Foreign	451	439	42

	$556	$(558)	$(1,141)
Deferred:
Federal	$(52)	$(73)	$15,010
State	(12)	(17)	3,028
Foreign	(338)	(404)	(1,048)

	$(402)	$(494)	$16,990

	$154	$(1,052)	$15,849

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

16.	Income Taxes — (Continued)

The provision (benefit) for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from operations before income taxes as follows:

	2011	2010	2009

Provision at federal statutory rate	$(2,905)	$(1,127)	$(20,819)
State income tax provision, net of federal effect	60	25	3,220
Incremental U.S. taxes on earnings outside the U.S. and other foreign taxes	833	634	534
French R&D tax credits	(338)	—	—
Stock-based compensation	135	155	1,981
Change in valuation allowance	(153)	(906)	18,908
Change in indefinite reinvestment assertion on unremitted foreign earnings	2,409	—	—
Alternative minimum tax credit	—	—	(1,182)
Non-deductible portion of goodwill impairment charge	—	—	13,049
Other	113	167	158

	$154	$(1,052)	$15,849

At June 30, deferred tax assets (liabilities) consisted of the following:

	2011	2010

Operating loss carryforwards	$16,964	$15,789
Internet database development expenses	981	1,016
Stock-based compensation	577	518
HIpoints accrual	1,047	1,086
Goodwill	1,080	1,321
Accrued expenses	1,679	548
Property, plant and equipment	2,075	1,387
Other	1,071	1,565

Gross deferred tax assets	25,474	23,230
Valuation allowance	(22,149)	(21,927)

	3,325	1,303
Other intangibles	(2,805)	(3,319)
Unremitted foreign earnings	(2,409)	—

Gross deferred tax liabilities	(5,214)	(3,319)

Net deferred tax liabilities	$(1,889)	$(2,016)

At June 30, 2011, the Company had U.S. federal and various state net operating loss carryforwards of $38,629 that will begin to expire in 2021.

Under existing federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

16.	Income Taxes — (Continued)

ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2011, of the Company’s total federal operating loss carryover, approximately $21,489 is subject to an annual limitation under Internal Revenue Code Section 382.

During the third quarter of fiscal 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to change its indefinite reinvestment assertion to allow for greater flexibility in its cash management. At that time, the Company recorded a deferred tax liability of $2,732 and at June 30, 2011, that deferred tax liability was adjusted to $2,409. However, this change in assertion had no net impact on tax expense for the fiscal year ended June 30, 2011, as the deferred tax liability was fully offset by a corresponding decrease in the Company’s U.S. valuation allowance.

At June 30, 2011, the Company’s unrecognized tax benefits were $107, all of which would impact the effective tax rate, if recognized. The table below reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended June 30, 2009, 2010 and 2011:

Balance, July 1, 2008	$418
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3
Reduction for tax positions of prior years	(353)

Balance, June 30, 2009	$68
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	46
Reduction for tax positions of prior years	(24)

Balance, June 30, 2010	$90
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	17
Reduction for tax positions of prior years	—

Balance, June 30, 2011	$107

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2011 and 2010, $75 and $59, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. The Internal Revenue Service completed its examination of the fiscal years ended June 30, 2008

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

16.	Income Taxes — (Continued)

and 2009 in the first quarter of fiscal 2011. In addition, the Canada Customs and Revenue Agency completed its examination of the fiscal years ended July 31, 2007 and August 15, 2007 (both pre-acquisition years), and the fiscal year ended June 30, 2011. None of these examinations resulted in a material adjustment. With few exceptions, the remaining state, local and foreign income tax returns are no longer subject to examination for fiscal years prior to June 30, 2007.

17.	Net Loss per Share

The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the fiscal years ended June 30:

	2011	2010	2009

Numerator:
Net loss used for calculating basic and diluted net loss per share of Common Stock	$(8,453)	$(2,166)	$(75,331)

Denominator:
Weighted average shares of Common Stock used in the calculation of basic net loss per share	54,566,590	54,089,971	53,547,670
Dilutive effect of outstanding stock options and restricted stock	—	—	—

Shares used in the calculation of diluted net loss per share	54,566,590	54,089,971	53,547,670

Net loss per share:
Basic	$(0.15)	$(0.04)	$(1.41)

Diluted	$(0.15)	$(0.04)	$(1.41)

Unvested restricted stock and unexercised stock options to purchase 6,925,394, 3,947,203 and 3,967,927 shares of Common Stock for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, at weighted-average prices per share of $1.47, $2.37 and $3.08, respectively, were not included in the computations of diluted net loss per share because their inclusion would have been anti-dilutive.

18.	Enterprise-Wide Disclosures

The Company is comprised principally of operations in North America, Europe and Asia. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France and Germany. During fiscal 2011, the Company also maintained operations in Hong Kong and Singapore, along with a representative office in mainland China, all of which we anticipate will cease by September 30, 2011. Revenue from services is attributable to the country in which the work is performed. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

The Company’s business model for offering custom market research is consistent across the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. The Company maintains global leaders with responsibility across all

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

18.	Enterprise-Wide Disclosures — (Continued)

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

18.	Enterprise-Wide Disclosures — (Continued)

Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	2011	2010	2009

Revenue from services
United States	$92,885	$96,942	$112,821
United Kingdom	22,864	28,398	32,454
Canada	23,160	20,653	19,939
Other European countries	21,755	17,554	14,536
Asia	4,600	4,868	4,584

Total revenue from services	$165,264	$168,415	$184,334

Operating income (loss)(1)
United States	$(2,298)	$2,371	$(41,406)
United Kingdom	(4,371)	(627)	(3,431)
Canada	(1,330)	(2,277)	(5,539)
Other European countries	1,627	919	(5,048)
Asia	(615)	(909)	(1,025)

Total operating loss	$(6,987)	$(523)	$(56,449)

Long-lived assets
United States	$1,641	$2,964	$4,879
United Kingdom	976	1,300	1,039
Canada	431	1,093	1,693
Other European countries	243	210	301
Asia	156	59	103

Total long-lived assets	$3,447	$5,626	$8,015

Deferred tax assets (liabilities)
United States	$—	$—	$—
United Kingdom	—	—	283
Canada	(1,706)	(1,709)	(2,018)
Other European countries	(183)	(307)	(512)
Asia	—	—	—

Total deferred tax assets (liabilities)	$(1,889)	$(2,016)	$(2,247)

(1)	Operating loss for fiscal 2009 included a $40,250 goodwill impairment charge. The charge was allocated to the Company’s geographic locations, specifically, $28,888 to the United States, $3,315 to the United Kingdom, $2,435 to Canada, $4,873 to other European countries, and $739 to Asia.

19.	Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

19.	Commitments and Contingencies — (Continued)

or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the term of the lease. Future minimum lease payments under non-cancelable operating leases at June 30, 2011 were as follows:

Fiscal Years Ending June 30:

2012	$5,507
2013	4,718
2014	4,880
2015	4,857
2016	1,858
2017 and thereafter	1,668

Total rental expense for operating leases during the fiscal years ended June 30, 2011, 2010 and 2009 was $5,757, $6,174 and $6,938, respectively.

20.	Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings which existed at June 30, 2011 or which arose subsequent to that date but before the filing of this Annual Report on Form 10-K, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

21.	Related-Party Transactions

Angrisani Turnarounds, LLC

On June 7, 2011, the Company entered into a services agreement (the “Services Agreement”) with Angrisani Turnarounds, LLC (“ATL”) and Al Angrisani, pursuant to which Mr. Angrisani, Chairman and Chief Executive Officer of ATL, agreed to serve as Interim Chief Executive Officer of the Company, effective immediately, and continuing through and including June 30, 2012 (the “Service Period”), subject to certain early termination rights set forth therein. The material terms of the Services Agreement include:

•	ATL’s agreement to provide Mr. Angrisani to serve as Interim Chief Executive Officer of the Company at a rate of $20 per month (the “Monthly Retainer”) during the Service Period.

•	Mr. Angrisani’s agreement to perform the duties and responsibilities set forth in the Angrisani Employment Agreement (as defined below).

•	The Company’s agreement to pay ATL the Monthly Retainer through the month of November 2011 or for an additional three months following the termination date, whichever occurs later, if the Company terminates Mr. Angrisani’s employment without “cause”, as defined in the Angrisani Employment Agreement, prior to June 30, 2012.

•	The Company’s agreement to pay ATL the Monthly Retainer through the month of November 2011 if Mr. Angrisani terminates his employment for “good reason”, as defined in the Angrisani Employment Agreement, prior to November 2011.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

21.	Related-Party Transactions — (Continued)

•	Mr. Angrisani’s agreement to be bound by certain non-competition obligations in the Angrisani Employment Agreement for the duration of each monthly period associated with a Monthly Retainer payment.

•	The Company’s option, in its sole discretion, to continue to pay the Monthly Retainer for a minimum of six months following the end of the Service Period, binding Mr. Angrisani to the non-competition obligations during such period.

•	ATL’s agreement to preserve the confidentiality of non-public confidential and proprietary information received in the course of the Service Period.

•	The Company’s ownership of work product created for the Company.

•	Limitation of the Company’s and ATL’s liability.

•	Arbitration of disputes.

In addition, the Company separately engaged ATL beginning in March 2011 to provide a thorough review of the Company’s operations and business model and a report of observations and recommendations.

For the fiscal year ended June 30, 2011, the Company incurred $60 in expenses related to services provided by ATL, all of which were reported in the “Selling, general and administrative” line of the Company’s consolidated statement of operations for the period then ended.

Alix Partners LLP

In December 2008, the Company entered into an agreement (the “Alix Agreement”) with AlixPartners LLP (“Alix”) pursuant to which Deborah Rieger-Paganis, an employee of Alix, served as interim Chief Financial Officer of the Company from December 20, 2008 through June 1, 2009. The Alix Agreement, among its material terms, provided for the engagement of Alix to provide interim management, financial advisory, and consulting services to the Company, including:

•	Alix’s agreement to provide Ms. Rieger-Paganis to serve as interim Chief Financial Officer of the Company at an hourly rate plus out-of-pocket expenses;

•	Alix’s agreement to provide other consulting assistance to the Company at hourly rates dependent upon the particular consultant involved;

•	payment by the Company of a retainer to Alix, refundable to the extent not earned;

•	agreement of Alix to preserve the confidentiality of non-public confidential and proprietary information received in the course of the engagement;

•	preservation of intellectual property rights of Alix in its methodologies, processes, and the like, and ownership by the Company of work product created specifically for the Company;

•	agreement of the Company to provide specified insurance and to indemnify Alix under specified circumstances;

•	ability of Alix or the Company to terminate the arrangement at will;

•	limitation of Alix liability; and

•	arbitration of disputes.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

21.	Related-Party Transactions — (Continued)

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

22.	Supplemental Cash Flow Information

Cash paid (received) for interest and taxes during the fiscal years ended June 30 was as follows:

	2011	2010	2009

Interest	$1,382	$2,067	$1,643

Taxes	$(55)	$(2,852)	$(621)

23.	Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statements of operations data for the fiscal years ended June 30, 2011 and 2010. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the accompanying consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Annual Report on Form 10-K. The

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

23.	Unaudited Quarterly Results of Operations — (Continued)

results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2009	2009	2010	2010	2010	2010	2011	2011
	(In thousands, except per share data)

Revenue from services(1)	$38,935	$44,629	$41,203	$43,648	$37,015	$44,940	$38,087	$45,223
Operating expenses:
Cost of services(1)	24,431	28,085	26,569	28,182	24,193	29,560	25,138	29,995
Selling, general and administrative	12,962	13,849	13,829	13,694	12,564	12,312	12,870	14,188
Depreciation and amortization	1,754	1,718	1,656	1,586	1,527	1,515	1,517	1,480
Restructuring and other charges	148	383	92	—	—	679	448	4,266

Total operating expenses	39,295	44,035	42,146	43,462	38,284	44,066	39,973	49,929

Operating income (loss)	(360)	594	(943)	186	(1,269)	874	(1,886)	(4,706)
Interest and other income	(15)	(12)	(30)	(1)	(14)	(8)	(13)	(12)
Loss on extinguishment of debt	—	—	—	724	—	—	—	—
Interest expense	537	499	524	469	470	316	285	289

Income (loss) from operations before income taxes	(882)	107	(1,437)	(1,006)	(1,725)	566	(2,158)	(4,983)
Provision (benefit) for income taxes	(249)	(1,227)	121	303	(388)	223	177	142

Net income (loss)	$(633)	$1,334	$(1,558)	$(1,309)	$(1,337)	$343	$(2,335)	$(5,125)

Basic and diluted net income (loss) per share	$(0.01)	$0.02	$(0.03)	$(0.02)	$(0.02)	$0.01	$(0.04)	$(0.09)

(1)	Gross profit, not shown above, can be derived by subtracting the Company’s cost of services from its revenue from services for each of the periods shown above.

24.	Subsequent Events

Closure of Asian Operations

On July 18, 2011, the Board approved the closure of the Company’s operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on the Board’s determination that Harris Asia’s operations did not adequately support the Company’s strategic objectives.

The Company has not yet been able to make a meaningful determination of the range of estimated costs associated with, amounts to be incurred in connection with, and amounts of the charge that will result in future cash expenditures through the closure of Harris Asia. The disposition plan could result in contract termination costs, severance related charges and other charges. Any such charges will be reflected in the Company’s unaudited consolidated financial statements for the fiscal quarter ending September 30, 2011.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

24.	Subsequent Events — (Continued)

Amendment Agreement and Waiver

On September 27, 2011, the Company entered into Amendment Agreement No. 2 and Waiver (“Amendment No. 2”) to the Amended and Restated Credit Agreement.

At June 30, 2011, the Company was not in compliance with the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants contained in the Amended and Restated Credit Agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to Amendment No. 2, these covenant violations were permanently waived and the Company regained compliance with the terms of the Amended and Restated Credit Agreement. Amendment No. 2 includes both the addition and modification of certain definitions, terms, financial covenants, and reporting requirements. Obligations under the Amended and Restated Credit Agreement continue to be secured by the Company’s domestic assets and 66% of the equity interests in first tier foreign subsidiaries.

The Company’s credit facilities under the Amended and Restated Credit Agreement consist of its previously existing term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to the Company’s satisfaction of certain conditions. Until the Company achieves trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or net U.S. accounts receivable, defined as U.S. accounts receivable plus U.S. unbilled accounts receivable, less deferred revenue. The principal amount outstanding under the term loan, $10,787 at June 30, 2011, and the payment terms of the term loan remain unchanged. Pursuant to Amendment No. 2, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate and ABR Applicable Rate are fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

Amendment No. 2 also impacts certain financial covenants, as follows:

•	The Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants are suspended for the fiscal quarters ending September 30, 2011, December 31, 2011 and March 31, 2012. During each of those fiscal quarters, the Company is subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

•	For fiscal quarters commencing on or after April 1, 2012, the Company will again be subject to the Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants contained in the Amended and Restated Credit Agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 are limited to amounts agreed upon as contained in Amendment No. 2.

•	The Company must maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, at which time the Company will again be subject to only a minimum global cash requirement of $5,000.

Future Liquidity Considerations

At June 30, 2011, the Company had cash and cash equivalents of $14,224, compared with $14,158 at June 30, 2010. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities. While the Company believes that its available sources of cash, including funds available through

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2011, 2010 and 2009

its revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement, the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	85

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of each fiscal quarter and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer, based upon an evaluation completed as of June 30, 2011, the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the

Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Proposal No. 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2011 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2011. The information required by Item 10 of Form 10-K with respect to the Company’s executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

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

The Company’s employees, officers, directors, representatives, consultants, contractors, and agents are subject to the Company’s Code of Ethics. An Addendum to the Code of Ethics contains additional requirements for the Company’s Chief Executive Officer and senior financial officers. The Code of Ethics and Addendum are available in the Investor Relations section of the Company’s website at www.harrisinteractive.com. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics or the Addendum applicable to our Chief Executive Officer and senior financial officers by posting such information in the Investor Relations section of our website.

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

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal No. 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibit and Financial Statement Schedule

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K.

Financial Statement Schedule

Reference is made to the “Index to Financial Statement Schedule” in Item 8 “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Exhibits

Reference is made to the Index of Exhibits accompanying this Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any stockholder, upon written request, any exhibit listed in such Index of Exhibits upon payment by such stockholder of the Company’s reasonable expenses in furnishing such exhibit.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	Amounts	at End
	of Period	Earnings	Written Off	of Period

Fiscal year ended June 30, 2009
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$482	$381	$84	$779
Deferred tax valuation allowance	$1,289	$22,878	$618	$23,549
Fiscal year ended June 30, 2010
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$779	$60	$198	$641
Deferred tax valuation allowance	$23,549	$463	$2,085	$21,927
Fiscal year ended June 30, 2011
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$641	$546	$605	$582
Deferred tax valuation allowance	$21,927	$1,307	$1,085	$22,149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

HARRIS INTERACTIVE INC.
Date: September 28, 2011

By:	/s/ Eric W. Narowski
Interim Chief Financial Officer
(On Behalf of the Registrant and as
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Al Angrisani Al Angrisani	Interim Chief Executive Officer (Principal Executive Officer)	September 28, 2011

/s/ Eric W. Narowski Eric W. Narowski	Interim Chief Financial Officer and Senior Vice President, Global Controller (Principal Financial and Accounting Officer)	September 28, 2011

/s/ Marty Beard Marty Beard	Director	September 28, 2011

/s/ David Brodsky David Brodsky	Director	September 28, 2011

/s/ Steven L. Fingerhood Steven L. Fingerhood	Director	September 28, 2011

/s/ Alan Gould Alan Gould	Director	September 28, 2011

/s/ James R. Riedman James R. Riedman	Director	September 28, 2011

/s/ Howard L. Shecter Howard L. Shecter	Director	September 28, 2011

/s/ Antoine G. Treuille Antoine G. Treuille	Director	September 28, 2011

INDEX OF EXHIBITS

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc. (the “Company”), Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).
2.2		Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. (“HII”) and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
2.3		Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
2.4		Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).
2.5		Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).
3.2		By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
3.3		Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
4.1		Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).
10	.1.1*	1999 Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.1.2*	2007 Long-Term Incentive Plan of the Company (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).
10	.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.1.5*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).
10	.1.6*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.1.7*	Form of Non-Qualified Stock Option Agreement — Grants After May 1, 2008 (filed as Exhibit 10.1.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.8*	Form of Restricted Stock Agreement — Director Grants After May, 1, 2008 (filed as Exhibit 10.1.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.9*	Form of Restricted Stock Agreement — Employee Grants After May 1, 2008 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.10*	Form of Restricted Stock Unit Agreement (Canadian employees) (filed as Exhibit 10.1.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.1.11*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).
10	.1.12*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Enzo Micali, dated as of May 15, 2009 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.1.13*	Non-Qualified Stock Option Agreement (Time-Based Vesting) between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.1.14*	Restricted Stock Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).
10	.1.15*	Non-Qualified Stock Option Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).
10	.1.16*	Incentive Stock Option Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).
10	.1.17*	Form of Non-Qualified Stock Option Agreement (2011 Performance-Based Grants to Michael de Vere, Marc H. Levin, Todd Myers, Eric W. Narowski and certain other employees of the Company and its subsidiaries) (filed herewith).
10	.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).
10	.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).
10	.2.3*	2007 Employee Stock Purchase Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).
10	.2.4*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 14, 2009 and incorporated herein by reference).
10	.2.5*	Harris Interactive UK Limited Share Incentive Plan (relating to shares of Harris Interactive Inc.) (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.2.6*	Harris Interactive UK Limited Share Incentive Plan Partnership and Matching Share Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.2.7*	Trust Deed between Harris Interactive UK Limited and Equiniti Share Plan Trustees related to Harris Interactive UK Limited Share Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).
10	.4.1*	Services Agreement, dated as of June 7, 2011, among Harris Interactive Inc., Angrisani Turnarounds, LLC, and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).
10	.4.2*	Employment Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).
10	.4.3*	Separation Agreement between the Company and David Bakken, dated March 30, 2009 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.4*	Employment Agreement between the Company and Pavan Bhalla, effective as of October 11, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010 and incorporated herein by reference).
10	.4.5*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Pavan Bhalla (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2010 and incorporated herein by reference).
10	.4.6*	Separation Agreement between the Company and Pavan Bhalla, effective June 20, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10	.4.7*	Separation Agreement between the Company and Dennis K. Bhame, dated March 16, 2009 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.8*	Employment Agreement between the Company and Robert J. Cox, effective as of June 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).
10	.4.9*	Letter Agreement between the Company and Michael de Vere, dated January 3, 2011 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).
10	.4.10*	Letter Agreement between the Company and Frank E. Forkin, dated June 2, 2009 (filed as Exhibit 10.4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.11*	Separation Agreement between the Company and Frank E. Forkin, dated March 5, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.12*	Letter Agreement between the Company and Patti B. Hoffman, dated May 11, 2009 (filed as Exhibit 10.4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.13*	Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.14*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.15*	Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.16*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.17*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed herewith).
10	.4.18*	Letter Agreement between the Company and Enzo Micali, dated March 24, 2009 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).
10	.4.19*	Separation Agreement between the Company and Enzo Micali, effective June 24, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2011 and incorporated herein by reference).
10	.4.20*	Letter Agreement between the Company and Todd Myers, dated November 2, 2009 (filed herewith).
10	.4.21*	Form of Change in Control Agreement between the Company and Eric W. Narowski (filed as Exhibit 10.4.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.22*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).
10	.4.23*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).
10	.4.24*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).
10	.4.25*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.26*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.27*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.4.28*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.29*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).
10	.4.30*	Employment Agreement between the Company and Robert Salvoni, dated May 15, 2009 (filed as Exhibit 10.4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.31*	Letter Agreement between Harris Interactive UK Ltd and Robert Salvoni, dated May 9, 2009 (filed as Exhibit 10.4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.32*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).
10	.4.33*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.4.34*	Provisions of Separation Agreement between Harris Interactive UK Limited and Robert Salvoni, dated February 4, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and incorporated herein by reference).
10	.4.35*	Separation Agreement with Stephan B. Sigaud (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.4.36*	Employment Agreement between the Company and George H. Terhanian, effective as of September 1, 2007 (filed as Exhibit 10.4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.37*	Employment Agreement Amendment 1 between the Company and George H. Terhanian dated April 30, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).
10	.4.38*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10	.4.39*	Agreement between the Company and George Terhanian Regarding Post-Termination Obligations, dated as of September 28, 2010 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).
10	.4.40*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).
10	.4.41*	Description of Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).
10	.4.42*	Description of Fiscal 2011 Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).
10	.4.43*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Kimberly Till (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).
10	.4.44*	Separation Agreement between the Company and Kimberly Till, effective June 16, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10	.4.45*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).
10	.4.46*	Employment Agreement between the Company and David B. Vaden, effective as of April 30, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).
10	.4.47*	Employment Agreement Amendment 1 between the Company and David B. Vaden dated April 30, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.4.48*	Description of Salary and Bonus Arrangements with Executive Officers — Fiscal 2008 and 2009 (filed as Exhibit 10.4.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.49*	Description of Amended Terms of Corporate Bonus Plan and Business Unit Bonus Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10	.4.50*	Description of Salary and Bonus Arrangements with Executive Officers and Terms of Bonus Plans — Fiscal 2010 (filed as Exhibit 10.4.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.51*	Description of Salary and Bonus Arrangements with Executive Officers, Terms of Fiscal 2011 Bonus Plan, and Fiscal 2010 Bonus Payouts to Executive Officers (filed as Exhibit 10.4.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.4.52*	Retention Bonus Agreement between the Company and Michael de Vere, dated August 22, 2011 (filed herewith).
10	.4.53*	Retention Bonus Agreement between the Company and Marc H. Levin, dated August 22, 2011 (filed herewith).
10	.4.54*	Retention Bonus Agreement between the Company and Todd Myers, dated August 22, 2011 (filed herewith).
10	.4.55*	Retention Bonus Agreement between the Company and Eric W. Narowski, dated August 22, 2011 (filed herewith).
10	.4.56*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of September 6, 2007 (filed as Exhibit 10.4.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.4.57*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2008 (filed as Exhibit 10.4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.58*	Agreement with Steven L. Fingerhood dated June 4, 2008 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.4.59*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2009 (filed as Exhibit 10.4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10.5		Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).
10	.6.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York, between the Company and Corporate Woods Associates, LLC, dated February 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).
10	.6.2	Lease Agreement for 70 Carlson Road, Rochester, New York, between Gordon S. Black Corporation and Carlson Park Associates, together with the First and Second amendments thereto, dated July 1, 1998 (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.3	Third Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated March 20, 2003 (filed as Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.4	Fourth Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated September 23, 2008 (filed as Exhibit 10.6.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 and incorporated herein by reference).
10	.6.5	Agreement of Sublease for 161 Avenue of the Americas, New York, New York, between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).
10	.6.6	Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).
10	.6.7	First Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of May 13, 2010 (filed as Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).
10	.6.8	Second Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, between the Company and McCann Erickson Inc., dated December 20, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).
10	.6.9	Lease Agreement for 1920 Association Drive, Reston, Virginia, between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10	.6.10	First Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).
10	.6.11	Second Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of September 1, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).
10	.6.12	Lease Agreement for Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.13	Agreement for Surrender of Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.14	Underlease for Watermans Park, High Street, Brentford (UK), among Crowvale Properties Limited, Max Factor Limited, and International Playtex Inc., dated June 27, 1985 (filed as Exhibit 10.6.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.15	Rent Review Memorandum for Watermans Park, High Street, Brentford (UK), between Procter & Gamble (L &CP) Limited and HI Europe Limited, dated June 24, 2005 (filed as Exhibit 10.6.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.16	Agreement for Lease Relating to Vantage West, Great West Road, London, by and among the Company, Harris Interactive U.K. Limited, and UBS Global Asset Management (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.6.17	Lease Agreement for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.18	Lease Amendment Number 1 for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).
10	.6.19	Second Amendment and Extension to Lease for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated October 22, 2007 (filed as Exhibit 10.6.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.20	Agreement of Sublease for 101 Merritt 7, Norwalk, Connecticut, between the Company and Verde Energy USA, Inc., dated as of September 10, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).
10	.6.21	Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and Total Research Corporation, dated December 2, 1985, including all amendments to date (filed as Exhibit 10.6.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.22	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).
10	.6.23	Tenth Amendment to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated May 8, 2009, and effective January 1, 2009 (filed as Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.6.24	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.25	Rent Review Memorandum for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.26	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties and Harris Interactive UK Limited, dated November 29, 2010 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).
10	.6.27	Lease Agreement for Vanwall Road, Maidenhead (UK) between Seiko UK Limited and HI Europe Limited, dated July 29, 2005 (filed as Exhibit 10.5.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).
10	.6.28	Lease Agreement for Beim Strohhause 17- 31, 20097, Hamburg, Germany, between Dieter Becken and Media Transfer AG, dated July 8, 2005, including all amendments to date (filed Exhibit 10.6.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6.29	Lease Agreement for 1080 Beaver Hall Hill, Montreal, Quebec (CAN), between Alexis Nihon Real Estate Investment Trust and Decima Research Inc., dated January 16, 2006 (filed as Exhibit 10.6.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.30	Lease Agreement for 160 Elgin Street, Ottawa, Ontario (CAN), between 160 Elgin Leaseholds Inc. and Decima Research Inc., dated January 19, 2006 (filed as Exhibit 10.6.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.31	Lease Agreement for 2345 Yonge Street, Toronto, Ontario (CAN), between Stockton & Bush 2345 Limited and OSI Group Inc., dated May 1, 2002 (filed as Exhibit 10.6.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.32	Office License for 2345 Yonge Street, Toronto, Ontario (CAN), between Decima Research Inc. and Westmount Decision Science Inc., dated September 1, 2007 (filed as Exhibit 10.6.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).
10	.6.33	Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated May 28, 2007 (filed as Exhibit 10.6.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.6.34	Tenancy Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated December 14, 2007 (filed as Exhibit 10.6.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.6.35	Supplemental Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated April 21, 2008 (filed as Exhibit 10.6.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).
10	.6.36	Lease Agreement for 39 Rue Crozatier, Paris, France, between Harris Interactive SAS and Sci Mera, dated July 29, 2011 (filed herewith).
10	.7.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.7.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.3	Form of Master Securities Pledge Agreement to be delivered at option of the Company or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).
10	.7.4	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).
10	.7.5	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.7.6	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.7.7	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).
10	.7.8	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).
10	.7.9	Amended and Restated Credit Agreement, dated June 30, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.10	Amended and Restated Master Guaranty, dated June 30, 2010, among Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., and GSBC Ohio Corporation in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.11	Amended and Restated Master Securities Pledge Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement, and consented and agreed to by Harris Interactive Asia, LLC, Wirthlin UK Limited, Harris Interactive SAS, Harris Interactive AG, 2144798 Ontario, Inc., and Harris Interactive Asia (Holdings) Limited (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.12	Amended and Restated Master Security Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).
10	.7.13	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of June 24, 2010 (filed as Exhibit 10.7.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).
10	.7.14	Amendment Agreement No. 1 to that certain Amended and Restated Credit Agreement, dated as of August 27, 2010, among JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement, and the Lenders parties thereto, and the Company (filed as Exhibit 10.7.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.7.15	Amendment Agreement No. 2 and Waiver, dated as of September 27, 2011, to that certain Amended and Restated Credit Agreement, dated as of June 30, 2010, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and the Lenders party thereto, as amended by Amendment Agreement No. 1, dated as of August 27, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2011 and incorporated herein by reference).
10	.9*	Agreement dated December 16, 2008 between the Company and Alix Partners LLP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10.11		Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2		Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32.2		Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement