Form 10-Q
period 2011-09-30
HARRIS INTERACTIVE INC
filed 2011-11-14
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

On November 11, 2011, 55,652,399 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

Part I: Financial Information

Item 1 — Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,372	$14,224
Accounts receivable, net	21,397	26,480
Unbilled receivables	7,614	7,580
Prepaid expenses and other current assets	3,789	3,619
Deferred tax assets	634	306

Total current assets	45,806	52,209
Property, plant and equipment, net	2,481	3,447
Other intangibles, net	12,719	14,582
Other assets	1,522	1,610

Total assets	$62,528	$71,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$9,521
Accrued expenses	21,858	21,249
Current portion of long-term debt	4,794	4,794
Deferred revenue	11,992	13,872

Total current liabilities	46,974	49,436
Long-term debt	4,794	5,993
Deferred tax liabilities	1,884	2,195
Other liabilities	4,616	2,752
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2011 and June 30, 2011	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 55,652,399 shares issued and outstanding at September 30, 2011 and 55,417,531 shares issued and outstanding at June 30, 2011	55	55
Additional paid-in capital	186,994	186,648
Accumulated other comprehensive income	3,924	5,526
Accumulated deficit	(186,713)	(180,757)

Total stockholders’ equity	4,260	11,472

Total liabilities and stockholders’ equity	$62,528	$71,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenue from services	$38,262	$37,015
Operating expenses:
Cost of services	23,997	24,193
Selling, general and administrative	11,985	12,564
Depreciation and amortization	1,293	1,527
Restructuring and other charges	6,879	—

Total operating expenses	44,154	38,284

Operating loss	(5,892)	(1,269)
Interest and other income	(48)	(14)
Interest expense	242	470

Loss from operations before income taxes	(6,086)	(1,725)
Provision (benefit) for income taxes	(130)	(388)

Net loss	$(5,956)	$(1,337)

Basic and diluted net loss per share	$(0.11)	$(0.02)

Weighted-average shares outstanding — basic and diluted	55,026,885	54,422,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,956)	$(1,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	1,543	1,957
Deferred taxes	(682)	(461)
Stock-based compensation	279	179
Amortization of deferred financing costs	17	16
Loss on disposal of property, plant and equipment	336	—
Writeoff of Asian intangible assets	438	—
(Increase) decrease in assets —
Accounts receivable	4,543	1,611
Unbilled receivables	(423)	(55)
Prepaid expenses and other current assets	(456)	(799)
Other assets	7	166
(Decrease) increase in liabilities —
Accounts payable	(1,022)	(3,419)
Accrued expenses	1,296	(1,361)
Deferred revenue	(1,726)	1,165
Other long-term liabilities	1,981	93

Net cash provided by (used in) operating activities	175	(2,245)

Cash flows from investing activities:
Capital expenditures	(19)	(173)

Net cash used in investing activities	(19)	(173)

Cash flows from financing activities:
Proceeds from employee stock purchases	68	24
Repayment of borrowings	(1,199)	(1,199)
Credit agreement amendment costs	(86)	—

Net cash used in financing activities	(1,217)	(1,175)

Effect of exchange rate changes on cash and cash equivalents	(791)	768

Net decrease in cash and cash equivalents	(1,852)	(2,825)
Cash and cash equivalents at beginning of period	14,224	14,158

Cash and cash equivalents at end of period	$12,372	$11,333

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

2. Basis of Presentation

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 28, 2011.

Future Liquidity Considerations

At September 30, 2011, the Company had cash and cash equivalents of $12,372, compared with $14,224 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement, the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to fair value measurements and disclosure requirements. The amended guidance clarifies the application of existing fair value measurement requirements and is effective on a prospective basis for fiscal years beginning after December 15, 2011. The Company does not expect that adoption of the amended guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued amended accounting guidance related to the presentation of other comprehensive income requiring that comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the amended guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income as determined under current accounting guidance. The amended guidance is effective for the Company on a retrospective basis for fiscal years beginning after December 15, 2011. The Company does not expect that adoption of the amended guidance will have a material impact on its consolidated financial statements.

4. Restructuring and Other Charges

During the three months ended September 30, 2011, the Company took actions designed to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company:

•

Reduced headcount at its U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involve cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments will be completed in January 2012.

•

Reduced headcount at its U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involve cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments will be completed in February 2012.

•

Reduced its occupancy of leased office space at its Rochester, New York, Princeton, New Jersey, Brentford, United Kingdom, and Ottawa, Canada facilities. The Company incurred $4,084 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by September 2011, and all cash payments will be completed in June 2020.

The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three months ended September 30:

	2011	2010
Termination benefits	$1,397	$—
Lease commitments	4,084	—
Changes in estimate	(41)	—

	$5,440	$—

The following table summarizes activity during the three months ended September 30, 2011 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, September 30, 2011
Termination benefits	$422	$1,397	$—	$(924)	$—	$895
Lease commitments	2,212	4,084	(41)	(237)	—	6,018

Remaining reserve	$2,634	$5,481	$(41)	$(1,161)	$—	$6,913

5. Closure of Asian Operations

In July 2011, the Company’s Board of Directors (the “Board”) approved the closure of the Company’s operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on the Board’s determination that Harris Asia’s operations did not adequately support the Company’s strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, the future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at September 30, 2011 had not yet been eliminated. As such, the Company determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the three months ended September 30, 2011.

In connection with the Company’s closure of Harris Asia, the following charges are recognized in the restructuring and other charges line of the Company’s unaudited consolidated statement of operations for the three months ended September 30, 2011:

Writeoff of intangible assets	$438
Termination benefits to former employees	390
Payments to terminate office and equipment leases	231
Professional fees	163
Writeoff of fixed assets	149
Other	68

$1,439

Cash payments for termination benefits to former employees and termination of office and equipment leases were completed in October 2011. The Company expects that all significant cash flows attributable to Harris Asia will be eliminated by December 31, 2011.

6. Fair Value Measurements

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

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2011
Financial liabilities:
Interest rate swap contract	$—	$412	$—	$412

At June 30, 2011
Financial liabilities:
Interest rate swap contract	$—	$513	$—	$513

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which the Company corroborated using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7. Acquired Intangible Assets Subject to Amortization

At September 30, 2011 and June 30, 2011, acquired intangible assets subject to amortization consisted of the following:

	September 30, 2011
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,231	2,763	468
Customer relationships	10	20,682	11,320	9,362
Trade names	16	5,260	2,371	2,889

Total		$30,941	$18,222	$12,719

	June 30, 2011
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,457	2,878	579
Customer relationships	10	22,667	11,619	11,048
Trade names	16	5,352	2,397	2,955

Total		$33,244	$18,662	$14,582

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three months ended September 30, 2011, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended September 30,
	2011	2010
Amortization expense	$729	$695

Estimated amortization expense for the fiscal years ending June 30:

2012	$2,082

2013	$2,609

2014	$2,176

2015	$1,597

2016	$1,473

2017	$1,429

Thereafter	$1,353

8. Borrowings

On June 30, 2010, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as Administrative Agent and Issuing Bank, and the Lenders party thereto, as further amended on August 27, 2010 (the “Amended and Restated Credit Agreement”).

The principal terms of the Amended and Restated Credit Agreement are described below:

Amended and Restated Credit Agreement
Availability:
$5,000 Revolving Line
• The Revolving Line may be used to back Letters of Credit.
• Requires the Company to maintain a minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)
New Term Loan – original principal, $15,581
Pricing Grid:
See below
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

Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the New Term Loan (reflecting the consolidation of Term Loans A and B into a single New Term Loan) at 4.32% through September 30, 2013

Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the New Term Loan
Unused Facility Fees:
Fee fixed at 0.75% of unused Revolving Line amount
Principal Payments:
New Term Loan Maturity – September 30, 2013
Revolving Line Maturity – September 30, 2013
Revolving Line – payable at maturity

Amended and Restated Credit Agreement
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

Minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line

(including outstanding letters of credit)

Collateral:
Secured by all domestic assets and 66% of equity interests in first tier foreign subsidiaries

The Pricing Grid provides for quarterly adjustment of rates and fees, and is as follows:

Pricing Level	Consolidated Total Leverage Ratio	ABR Applicable Rate	Adjusted LIBO Applicable Rate	Letter of Credit Applicable Rate	Commitment Fee Rate
1	< 1.0	2.50%	3.50%	3.50%	0.50%
2	≥ 1.0 but < 1.5	3.25%	4.25%	4.25%	0.75%
3	≥ 1.5 but < 2.0	3.50%	4.50%	4.50%	0.75%
4	≥ 2.0 but < 2.5	3.75%	4.75%	4.75%	0.75%
5	≥ 2.5	4.00%	5.00%	5.00%	1.00%

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

Amendment Agreement and Waiver

On September 27, 2011, the Company entered into Amendment Agreement No. 2 and Waiver (“Amendment No. 2”) to the Amended and Restated Credit Agreement.

At June 30, 2011, the Company was not in compliance with the Consolidated Total Leverage and Consolidated Interest Coverage Ratio covenants contained in the Amended and Restated Credit Agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to Amendment No. 2, these covenant violations were permanently waived and the Company regained compliance with the terms of the Amended and Restated Credit Agreement. Amendment No. 2 includes both the addition and modification of certain definitions, terms, financial covenants, and reporting requirements. Obligations under the Company’s Amended and Restated Credit Agreement continue to be secured by its domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, the Company evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that Amendment No. 2 did not result in an extinguishment of debt.

The Company’s credit facilities under the Amended and Restated Credit Agreement consist of its previously existing term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to the Company’s satisfaction of certain conditions. Until the Company achieves trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or the Company’s net U.S. accounts receivable, defined as its U.S. accounts receivable plus its

U.S. unbilled accounts receivable, less its deferred revenue. The principal amount outstanding under the term loan, $10,787 at June 30, 2011, and the payment terms of the term loan remain unchanged. Pursuant to Amendment No. 2, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate are fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

Amendment No. 2 also impacted certain financial covenants, as follows:

•

The Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants were suspended for the fiscal quarter ended September 30, 2011, and will continue to be suspended for the fiscal quarters ending December 31, 2011 and March 31, 2012. During each of those fiscal quarters, the Company is subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

•

For fiscal quarters commencing on or after April 1, 2012, the Company will again be subject to the Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants contained in the Amended and Restated Credit Agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 are limited to amounts agreed upon as contained in Amendment No. 2.

•	The Company must maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, at which time it will again be subject to only a minimum global cash requirement of $5,000.

At September 30, 2011 and 2010, the Company was in compliance with all of the covenants under the Amended and Restated Credit Agreement, as in effect at such time.

At September 30, 2011, the required principal repayments of the term loan under the Amended and Restated Credit Agreement, as amended by Amendment No. 2, for the remaining nine months of the fiscal year ending June 30, 2012 and the two succeeding fiscal years are as follows:

Total
2012	3,595
2013	4,794
2014	1,199

$9,588

At September 30, 2011 and 2010, the Company had no outstanding borrowings under its revolving line of credit and $356 and $381, respectively in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

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

At September 30, 2011, the Company recorded a liability of $412 in the “Other liabilities” line item of its unaudited consolidated balance sheet to reflect the fair value of the interest rate swap. The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations discussed above, and the Company opted not to re-designate its interest rate swap as a cash flow hedge at September 30, 2011. As such, changes in the fair value of the interest rate swap were recorded through interest expense for the three months ended September 30, 2011 and such treatment will continue for the foreseeable future.

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

	Three Months Ended September 30,
	2011	2010
Cost of services	$5	$5
Selling, general and administrative	274	174

	$279	$179

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the three months ended September 30, 2011:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	6,396,373	$1.53
Granted	160,000	0.63
Forfeited	(605,406)	1.13
Exercised	(124,167)	0.38

Options outstanding at September 30	5,826,800	1.57

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2011:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	529,021	$0.79
Granted	120,000	0.82
Forfeited	(8,750)	0.85
Vested	(177,761)	0.83

Restricted shares outstanding at September 30	462,510	0.78

At September 30, 2011, there was $1,683 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 3.1 years.

10. Income Taxes

The forecasted effective tax rate for the fiscal year ending June 30, 2012 is 15% and is lower than the statutory U.S. federal tax rate of 35% primarily due to the valuation allowances in the U.S. and certain of the Company’s foreign jurisdictions. Accordingly, for the three months ended September 30, 2011, the Company recorded an income tax benefit of $130, inclusive of a discrete tax provision of $150 recorded in Asia in connection with the planned exit from that jurisdiction. For the three months ended September 30, 2010, the Company recorded a tax benefit of $388 which was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s foreign jurisdictions. No benefit was recorded for U.S., U.K. or Asian pre-tax losses during that period due to the valuation allowances in those jurisdictions.

A full valuation allowance continues to be recorded at September 30, 2011 against the Company’s U.S., U.K. and Asian deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

11. Comprehensive Income

The following table sets forth the components of the Company’s total comprehensive income for the three months ended September 30:

	Three Months Ended September 30,
	2011	2010
Net loss, as reported	$(5,956)	$(1,337)
Change in fair value of interest rate swap	54	72
Change in postretirement obligation	(63)	(51)
Unrealized loss on marketable securities	—	(1)
Foreign currency translation adjustments	(1,593)	1,572

Total comprehensive income (loss)	$(7,558)	$255

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

The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the three months ended September 30:

	Three Months Ended September 30,
	2011	2010
Numerator:
Net loss used for calculating basic and diluted net loss per share of common stock	$(5,956)	$(1,337)

Denominator:
Weighted average number of shares of common stock used in the calculation of basic net loss per share	55,026,885	54,422,790
Dilutive effect of outstanding stock options and restricted stock	—	—

Shares of common stock used in the calculation of diluted net loss per share	55,026,885	54,422,790

Net loss per share:
Basic	$(0.11)	$(0.02)

Diluted	$(0.11)	$(0.02)

Unvested restricted stock and unexercised stock options to purchase 6,289,310 and 4,318,836 shares of the Company’s common stock for the three months ended September 30, 2011 and 2010, respectively, at weighted-average prices per share of $1.51 and $2.20, respectively, were not included in the computations of diluted net loss per share because their impact was anti-dilutive during the respective periods.

13. Enterprise-Wide Disclosures

The Company is comprised principally of operations in North America and Europe. Non-U.S. market research is comprised of operations in United Kingdom, Canada, France and Germany. The Company’s operations in Asia ceased as of September 30, 2011. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended September 30,
	2011	2010
Revenue from services
United States	$23,078	$21,909
Canada	5,741	4,707
United Kingdom	3,802	5,398
France	3,094	2,478
Germany	2,055	1,504
Asia	492	1,019

Total revenue from services	$38,262	$37,015

Operating income (loss)
United States	$(1,392)	$321
Canada	(491)	(915)
United Kingdom	(2,682)	(972)
France	99	351
Germany	208	85
Asia	(1,634)	(139)

Total operating loss	$(5,892)	$(1,269)

	At September 30, 2011	At June 30, 2011
Long-lived assets
United States	$1,307	$1,641
Canada	336	431
United Kingdom	633	976
France	87	108
Germany	118	135
Asia	—	156

Total long-lived assets	$2,481	$3,447

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,206)	(1,706)
United Kingdom	—	—
France	(115)	(145)
Germany	71	(38)
Asia	—	—

Total deferred tax liabilities	$(1,250)	$(1,889)

14. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three months ended September 30, 2011 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by the Company with the SEC on September 28, 2011. Risks and uncertainties also include quarterly variations in financial results, actions of competitors, and the Company’s ability to sustain and grow its revenue base, maintain and improve cost efficient operations, develop and maintain products and services attractive to the market, maintain compliance with financial covenants under its credit agreement, obtain additional cash resources should it be necessary to do so, and regain compliance with certain Nasdaq listing requirements.

Note: Amounts shown below are in thousands of U.S. Dollars for our continuing operations, unless otherwise noted. Also, references herein to “we”, “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise.

Overview

Harris Interactive is a leading global custom market research firm that uses web-based, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.

For the three months ended September 30, 2011:

•

Revenue from services was $38,262, up 3.4% from the same prior year period. Excluding foreign exchange rate differences, revenue was up 1.0% from last fiscal year’s first quarter. The increase was driven by revenue increases in the U.S., Canada, France and Germany.

•	Bookings were down 8.7% compared with the same prior year period, excluding foreign exchange rate differences. This decrease was driven by bookings declines in the U.K., U.S., Germany and Asia.

•

Our operating loss was $5,892, compared with an operating loss of $1,269 for the same prior year period. Operating loss for the three months ended September 30, 2011 included $6,879 in restructuring and other charges, compared with no such charges for the same prior year period.

•	We had $12,372 in cash at September 30, 2011, down from $14,224 at June 30, 2011.

•	Our outstanding debt at September 30, 2011 was $9,588, down from $10,787 at June 30, 2011 as a result of a quarterly principal payment made during the first quarter of fiscal 2012.

Significant Events

Amendment Agreement and Waiver

On September 27, 2011, we entered into an amendment and waiver to our amended and restated credit agreement.

At June 30, 2011, we were not in compliance with the leverage and interest coverage ratio covenants contained in our amended and restated credit agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to the amendment and waiver, these covenant violations were permanently waived and we regained compliance with the terms of our amended and restated credit agreement. The amendment and waiver includes both the addition and modification of certain definitions, terms, financial covenants, and reporting requirements. Obligations under our amended and restated credit agreement continue to be secured by our domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, we evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that Amendment No. 2 did not result in an extinguishment of debt.

Our credit facilities under our amended and restated credit agreement consist of our previously existing term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to our satisfaction of certain conditions. Until we achieve trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or our net U.S. accounts receivable, defined as our U.S. accounts receivable plus our U.S. unbilled accounts receivable, less our deferred revenue. The amendment and waiver did not change the principal amount outstanding under, or the payment terms of, the term loan. Pursuant to the amendment and waiver, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate are fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

The amendment and waiver impacted certain financial covenants, as follows:

•

The consolidated interest coverage ratio and consolidated total leverage ratio covenants contained in our amended and restated credit agreement were suspended for the fiscal quarter ended September 30, 2011, and will continue to be suspended for the fiscal quarters ending December 31, 2011 and March 31, 2012. During each of those fiscal quarters, we are subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

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

At September 30, 2011 and 2010, we were in compliance with all of the covenants under our amended and restated credit agreement, as in effect at such time.

Restructuring and Other Charges

During the three months ended September 30, 2011, we took actions designed to re-align the cost structure of our U.S. and U.K. operations. Specifically, we:

•

Reduced headcount at our U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involve cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments will be completed in January 2012.

•

Reduced headcount at our U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involve cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments will be completed in February 2012.

•

Reduced our occupancy of leased office space at our Rochester, New York, Princeton, New Jersey, Brentford, United Kingdom, and Ottawa, Canada facilities. We incurred $4,084 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by September 2011, and all cash payments will be completed in June 2020.

The following table summarizes the restructuring charges recognized in our unaudited consolidated statements of operations for the three months ended September 30:

	2011	2010
Termination benefits	$1,397	$—
Lease commitments	4,084	—
Reversals of prior accruals	(41)	—

	$5,440	$—

The following table summarizes activity during the three months ended September 30, 2011 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, September 30, 2011
Termination benefits	$422	$1,397	$—	$(924)	$—	$895
Lease commitments	2,212	4,084	(41)	(237)	—	6,018

Remaining reserve	$2,634	$5,481	$(41)	$(1,161)	$—	$6,913

Closure of Asian Operations

In July 2011, our Board of Directors approved the closure of our operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on our Board’s determination that Harris Asia’s operations did not adequately support our strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, the future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at September 30, 2011 had not yet been eliminated. As such, we determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the three months ended September 30, 2011.

In connection with our closure of Harris Asia, the following charges are recognized in the restructuring and other charges line of our unaudited consolidated statement of operations for the three months ended September 30, 2011:

Writeoff of intangible assets	$438
Termination benefits to former employees	390
Payments to terminate office and equipment leases	231
Professional fees	163
Writeoff of fixed assets	149
Other	68

$1,439

Cash payments for termination benefits to former employees and termination of office and equipment leases were completed in October 2011. We expect that all significant cash flows attributable to Harris Asia will be eliminated by December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2012 include:

•	Revenue recognition,

•	Impairment of other intangible assets,

•	Income taxes,

•	Stock-based compensation,

•	HIpoints loyalty program, and

•	Contingencies and other accruals.

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three months ended September 30, 2011, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Results of Operations

Three Months Ended September 30, 2011 Versus Three Months Ended September 30, 2010

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2011 and 2010, respectively:

	2011	%	2010	%
Revenue from services	$38,262	100.0%	$37,015	100.0%
Operating expenses:
Cost of services	23,997	62.7	24,193	65.4
Selling, general and administrative	11,985	31.3	12,564	33.9
Depreciation and amortization	1,293	3.4	1,527	4.1
Restructuring and other charges	6,879	18.0	—	—

Operating loss	(5,892)	(15.4)	(1,269)	(3.4)
Interest and other income	(48)	(0.1)	(14)	(0.0)
Interest expense	242	0.6	470	1.3

Loss from operations before taxes	(6,086)	(15.9)	(1,725)	(4.7)
Provision (benefit) for income taxes	(130)	(0.3)	(388)	(1.0)

Net loss	$(5,956)	(15.6)	$(1,337)	(3.6)

Revenue from services. Revenue from services increased by $1,247, or 3.4%, to $38,262 for the three months ended September 30, 2011 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services increased by 1.0% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue increased by $2,203 to $28,819 for the three months ended September 30, 2011 compared with the same prior year period, an increase of 8.3%. By country, North American revenue for the three months ended September 30, 2011 was comprised of:

•

Revenue from U.S. operations of $23,078, up 5.3% compared with $21,909 for the same prior year period. The increase in U.S. revenue was mainly as a result of the project mix, which resulted in faster turnover of work from delivering shorter duration projects when compared with the same prior year period.

•

Revenue from Canadian operations of $5,741, up 22.0% compared with $4,707 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue increased by 14.5% compared with the same prior year period. The increase in Canadian revenue was mainly as a result of the revenue impact from a financial services tracking study won during the second quarter of last fiscal year.

European revenue decreased by $429 to $8,951 for the three months ended September 30, 2011 compared with the same prior year period, a decrease of 4.6%. By country, European revenue for the three months ended September 30, 2011 was comprised of:

•

Revenue from U.K. operations of $3,802, down 29.6% compared with $5,398 for the same prior year period. In local currency (British Pound), U.K. revenue decreased by 31.4% compared with the same prior year period. The decrease in U.K. revenue was mainly as a result of the revenue impact from a tracking study that was lost in the prior year and the effects of our restructuring actions to scale back our U.K. business to focus on core markets and key solutions areas.

•

Revenue from French operations of $3,094, up 24.9% compared with $2,478 for the same prior year period. In local currency (Euro), French revenue increased by 14.0% compared with the same prior year period. The increase in French revenue was driven primarily by continued success in selling to new and existing clients across several sectors.

•

Revenue from German operations of $2,055, up 36.6% compared with $1,504 for the same prior year period. In local currency (Euro), German revenue increased by 27.2% compared with the same prior year period. The increase in German revenue was driven primarily by success in selling to new and existing clients across several sectors in recent prior quarters.

Asian revenue decreased by $526 to $492 for the three months ended September 30, 2011, a decrease of 51.6% compared with the same prior year period. This decrease was due to the wind down of our Asian operations throughout the quarter and closure of those operations as of September 30, 2011.

Cost of services. Cost of services was $23,997 or 62.7% of total revenue for the three months ended September 30, 2011, compared with $24,193 or 65.4% of total revenue for the same prior year period. Cost of services for the three months ended September 30, 2011 was principally impacted by the mix of projects performed, as noted above, when compared with the same prior year period.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2011 was $11,985 or 31.3% of total revenue, compared with $12,564 or 33.9% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:

•	a $319 decrease in payroll-related expense, driven primarily by headcount reductions taken during fiscal 2011 and the first three months of fiscal 2012, and

•	a $220 decrease in office rent, driven by space reductions taken during fiscal 2011 and the first three months of fiscal 2012.

Depreciation and amortization. Depreciation and amortization was $1,293 or 3.4% of total revenue for the three months ended September 30, 2011, compared with $1,527 or 4.1% of total revenue for the same prior year period. The decrease in depreciation expense for the three months ended September 30, 2011 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for a discussion regarding restructuring and other charges for the three months ended September 30, 2011. There were no restructuring or other charges for the three months ended September 30, 2010.

Interest and other income. Interest and other income was $48 or less than 1% of total revenue for the three months ended September 30, 2011, compared with $14 or less than 1% of total revenue for the same prior year period. The increase in interest and other income is due to higher average cash balances during the three months ended September 30, 2011 when compared with the same prior year period.

Interest expense. Interest expense was $242 or 0.6% of total revenue for the three months ended September 30, 2010, compared with $470 or 1.3% of total revenue for the same prior year period. The decrease in interest expense for the three months ended September 30, 2011 compared with the same prior year period reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. The forecasted effective tax rate for the fiscal year ending June 30, 2012 is 15% and is lower than the statutory U.S. federal tax rate of 35% primarily due to the valuation allowances in the U.S. and certain of our foreign jurisdictions. Accordingly, for the three months ended September 30, 2011, we recorded an income tax benefit of $130, inclusive of a discrete tax provision of $150 recorded in Asia in connection with the planned exit from that jurisdiction. For the three months ended September 30, 2010, we recorded a tax benefit of $388 which was comprised primarily of tax benefits related to pre-tax losses in certain of our foreign jurisdictions. No benefit was recorded for U.S., U.K. or Asian pre-tax losses during that period due to the valuation allowances in those jurisdictions.

A full valuation allowance continues to be recorded at September 30, 2011 against our U.S., U.K. and Asian deferred tax assets. We will continue to assess the realizability of our deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for continuing operations for the three months ended September 30, 2011 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q1 FY2011	Q2 FY2011	Q3 FY2011	Q4 FY2011	Q1 FY2012
Bookings	$35.4	$55.3	$40.9	$34.6	$31.4
Secured revenue	$43.3	$55.4	$56.5	$45.9	$39.0

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

Bookings for the three months ended September 30, 2011 were $31.4 million, a decrease of 11.3% compared with $35.4 million for the same prior year period. Excluding foreign exchange rate differences, bookings were down 8.7% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:

•

a 5.6% decrease in U.S. bookings, mainly as a result of our efforts to move away from projects that do not produce sufficient profit margins, which will likely cause a reduction in bookings in the near term,

•	a 43.2% increase in Canadian bookings, mainly as a result of the early renewal of a financial services tracking study,

•	a 40.9% decrease in U.K. bookings, mainly as a result of the effect of our restructuring actions to scale back our U.K. business to focus on core markets and key solutions areas,

•	an 18.1% increase in French bookings, mainly as a result of continued success in selling to new and existing clients across several sectors, and

•	a 32.2% decrease in German bookings, mainly as a result of timing differences in the conversion of bookings when compared with the same prior year period.

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

Secured revenue for the three months ended September 30, 2011 was $39.0 million, a decrease of 9.9% compared with $43.3 million for the same prior year period. Excluding foreign exchange rate differences, secured revenue was down 9.7% over the same prior year period. The decrease in secured revenue was mainly impacted by the revenue increase and bookings decline in the quarter discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by (used in) operating activities, net cash used in investing activities, and net cash used in financing activities, for the three months ended September 30:

	2011	2010
Net cash provided by (used in) operating activities	$175	$(2,245)
Net cash used in investing activities	(19)	(173)
Net cash used in financing activities	(1,217)	(1,175)

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $175 for the three months ended September 30, 2011, compared with $2,245 used in operating activities for the same prior year period. The change was primarily due to our improved efforts in closely managing our cash inflows and outflows during the three months ended September 30, 2011 compared with the same prior year period.

Net cash used in investing activities. Net cash used in investing activities was $19 for the three months ended September 30, 2011, compared with $173 for the same prior year period. The change was primarily due to decreased capital spending as part of our overall focus on controlling costs and cash outlay.

Net cash used in financing activities. Net cash used in financing activities was $1,217 for the three months ended September 30, 2011, compared with $1,175 for the same prior year period. The change was primarily due to $86 in fees incurred in connection with amending our credit agreement in September 2011, offset by increased cash proceeds from employee stock purchases in connection with stock option exercises.

Working Capital

At September 30, 2011, we had cash and cash equivalents of $12,372 compared with $14,224 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our amended and restated credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

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

Credit Facilities

The required principal repayments under our amended and restated credit agreement for each of the three succeeding fiscal years are set forth in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2011, we had no outstanding borrowings under our revolving line of credit and $356 of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

At June 30, 2011, we were not in compliance with certain financial covenants under our amended and restated credit agreement largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. On September 27, 2011, these covenant violations were permanently waived through an amendment agreement and waiver, as more fully described in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 8, “Borrowings”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

At September 30, 2011, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended September 30, 2011 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2011 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.

In light of current economic conditions, we reviewed the cash equivalents and marketable securities held by us. We do not believe that our holdings have a material liquidity risk under current market conditions.

Interest Rate Exposure

At September 30, 2011, we had outstanding debt under our credit facilities of $9,588. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is set at 5.50% through March 31, 2012, resulting in an effective interest rate of 9.82% on our outstanding debt at September 30, 2011.

Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at September 30, 2011 would have decreased the fair value of the interest rate swap by $147 and each 1% decrease from prevailing interest rates at September 30, 2011 would have increased the fair value of the interest rate swap by $160.

Foreign Currency Exposure

As a result of operating in foreign markets, our financial results could be affected by significant changes in foreign currency exchange rates. We have international sales and operations in North America and Europe. Our Asia sales and operations ceased as of September 30, 2011. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the applicable exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currencies of their home countries, and the second being the extent to which we have instruments denominated in foreign currencies.

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

We performed a sensitivity analysis at September 30, 2011. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our repurchases of our equity securities for the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2011 through July 31, 2011	—	$—	—	$—
August 1, 2011 through August 31, 2011	548	0.67	—	—
September 1, 2011 through September 30, 2011	—	—	—	—

Total	548	$0.67	—	$—

(1)	Consists solely of shares repurchased from employees to satisfy statutory tax withholding requirements upon the vesting of restricted stock and subsequently retired.

Item 3 — Defaults Upon Senior Securities

None.

Item 5 — Other Information

On November 10, 2011, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of Harris Interactive Inc. (the “Company”) approved the fiscal 2012 base salaries and target bonus amounts under the Company’s fiscal 2012 corporate bonus plan (the “2012 Bonus Plan”) for the Company’s executive officers (other than Al Angrisani, Interim Chief Executive Officer). Mr. Angrisani is not receiving a base salary in fiscal 2012 and his bonus opportunity in fiscal 2012 was agreed to in connection with his hire and is separate and apart from the 2012 Bonus Plan. Mr. Angrisani’s target bonus amount is set forth below and is based upon the Board’s evaluation of his performance, with emphasis in the Board’s discretion on individual management objectives including risk management, liquidity and profitability initiatives.

The 2012 Bonus Plan is designed to establish a pool of funds (the “Bonus Pool”) to be available for making bonus payments to bonus eligible employees of the Company. The funding level of the Bonus Pool is based on the Company’s performance relative to budgeted Adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges), as approved by the Board in connection with establishing the Company’s fiscal 2012 annual budget (the “Financial Target”). Under the 2012 Bonus Plan, 100% of the Bonus Pool will be funded if performance is equal to 168% of the Financial Target. No bonus will be payable under the 2012 Bonus Plan if performance is less than 90% of the Financial Target. Between 90% and 168% performance, a sliding scale applies (for example, at 100% performance, 20% of the Bonus Pool will be funded). The Board, in its discretion, has the option of increasing the size of the Bonus Pool if the Company achieves greater than 168% performance.

Under the 2012 Bonus Plan, individual metrics are established for each participant. Each executive officer (other than Al Angrisani, Interim Chief Executive Officer) has a bonus opportunity under the 2012 Bonus Plan based upon the following metrics and percentages:

Executive Officer	Percentage — Metric
Marc Levin (EVP, Chief Administrative Officer, General Counsel and Corporate Secretary)	50% — Company-wide Adjusted EBITDA 50% — Evaluation of performance against individual management objectives (1)

Eric Narowski (Interim Chief Financial Officer, SVP, Global Controller and Principal Accounting Officer)	50% — Company-wide Adjusted EBITDA 50% — Evaluation of performance against individual management objectives (1)

Michael de Vere (President, U.S. Business Groups)	50% — Budgeted operating income for U.S. operations 50% — Evaluation of performance against individual management objectives (1)

Todd Myers (SVP, Interim Head of Technology, Operations and Panel)	50% — Budgeted operating income for U.S. operations 50% — Evaluation of performance against individual management objectives (1)

(1)	Achievement is based upon the CEO’s evaluation of the executive officer’s performance, with emphasis in the CEO’s discretion on individual management objectives including expense reduction, revenue quality, and operating infrastructure initiatives.

The fiscal 2012 base salaries and target bonus amounts for the executive officers are as follows:

Executive Officer	Base Salary		Target Bonus Amount
Al Angrisani (Interim Chief Executive Officer)	$0	(1)	$250,000
Marc Levin (EVP, Chief Administrative Officer, General Counsel and Corporate Secretary)	$275,000		$110,000
Eric Narowski (Interim Chief Financial Officer, SVP, Global Controller and Principal Accounting Officer)	$183,000	(2)	$90,000
Michael de Vere (President, U.S. Business Groups)	$275,000		$110,000
Todd Myers (SVP, Interim Head of Technology, Operations and Panel)	$230,000		$92,000

(1)	On June 7, 2011, Mr. Angrisani received 500,000 shares of restricted stock under the Company’s 2007 Long Term Incentive Plan, one-thirteenth of which vest on the thirtieth day of each month commencing on June 30, 2011. Angrisani Turnarounds, LLC, a company of which Mr. Angrisani serves as Chairman and Chief Executive Officer, is receiving a monthly retainer of $20,000 from the Company for making Mr. Angrisani available to the Company as its Interim Chief Executive Officer.
(2)	Mr. Narowski is receiving a monthly bonus of $3,500, payable in bi-weekly installments, for his service as Interim Chief Financial Officer.

Item 6 — Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2011	Harris Interactive Inc.

	By:	/s/ Eric W. Narowski
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