Form 10-Q
period 2011-12-31
HARRIS INTERACTIVE INC
filed 2012-02-14
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2011

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

On February 10, 2012, 55,922,914 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2011

Part I: Financial Information

Item 1 — Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,053	$14,224
Accounts receivable, net	24,001	26,480
Unbilled receivables	5,882	7,580
Prepaid expenses and other current assets	3,808	3,619
Deferred tax assets	523	306

Total current assets	48,267	52,209

Property, plant and equipment, net	2,334	3,447
Other intangibles, net	12,133	14,582
Other assets	1,229	1,610

Total assets	$63,963	$71,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,770	$9,521
Accrued expenses	19,979	21,249
Current portion of long-term debt	4,794	4,794
Deferred revenue	13,491	13,872

Total current liabilities	48,034	49,436

Long-term debt	3,596	5,993
Deferred tax liabilities	1,993	2,195
Other liabilities	4,167	2,752
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and June 30, 2011	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 55,922,914 shares issued and outstanding at December 31, 2011 and 55,417,531 shares issued and outstanding at June 30, 2011	55	55
Additional paid-in capital	187,324	186,648
Accumulated other comprehensive income	3,883	5,526
Accumulated deficit	(185,089)	(180,757)

Total stockholders’ equity	6,173	11,472

Total liabilities and stockholders’ equity	$63,963	$71,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue from services	$39,115	$44,940	$77,378	$81,954

Operating expenses:
Cost of services	24,470	29,560	48,467	53,753
Selling, general and administrative	11,393	12,312	23,379	24,876
Depreciation and amortization	1,197	1,515	2,490	3,043
Restructuring and other charges	(57)	679	6,823	679

Total operating expenses	37,003	44,066	81,159	82,351

Operating income (loss)	2,112	874	(3,781)	(397)
Interest expense, net	204	308	398	762

Income (loss) from operations before income taxes	1,908	566	(4,179)	(1,159)

Provision (benefit) for income taxes	283	223	153	(165)

Net income (loss)	$1,625	$343	$(4,332)	$(994)

Basic net income (loss) per share	$0.03	$0.01	$(0.08)	$(0.02)

Diluted net income (loss) per share	$0.03	$0.01	$(0.08)	$(0.02)

Weighted-average shares outstanding — basic	55,272,335	54,472,556	55,149,610	54,447,673

Weighted-average shares outstanding — diluted	55,294,426	54,542,596	55,149,610	54,447,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,332)	$(994)
Adjustments to reconcile net loss to net cash provided by operating activities —

Depreciation and amortization	3,005	3,895
Deferred taxes	(450)	(146)
Stock-based compensation	550	350
Amortization of deferred financing costs	46	34
Loss on disposal of property, plant and equipment	336	—
Writeoff of Asian intangible assets	438	—
(Increase) decrease in assets —
Accounts receivable	1,617	(3,935)
Unbilled receivables	1,289	456
Prepaid expenses and other current assets	(739)	(1,319)
Other assets	253	130
(Decrease) increase in liabilities —
Accounts payable	494	(1,492)
Accrued expenses	(412)	(478)
Deferred revenue	(123)	4,641
Other liabilities	1,526	(107)

Net cash provided by operating activities	3,498	1,035

Cash flows from investing activities:
Capital expenditures	(430)	(280)

Net cash used in investing activities	(430)	(280)

Cash flows from financing activities:
Repayment of borrowings	(2,397)	(2,397)
Proceeds from employee stock purchases and stock option exercises	128	134
Credit agreement amendment costs	(86)	—

Net cash used in financing activities	(2,355)	(2,263)

Effect of exchange rate changes on cash and cash equivalents	(884)	849

Net decrease in cash and cash equivalents	(171)	(659)
Cash and cash equivalents at beginning of period	14,224	14,158

Cash and cash equivalents at end of period	$14,053	$13,499

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

Future Liquidity Considerations

At December 31, 2011, the Company had cash and cash equivalents of $14,053, compared with $14,224 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities discussed in Note 8, “Borrowings”. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement, the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

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

4. Restructuring and Other Charges

Restructuring

During the three months ended December 31, 2011, the Company continued to take actions designed to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involve cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments will be completed in March 2012.

The Company’s results for the six months ended December 31, 2011 also reflect charges taken during the three months ended September 30, 2011 in connection with actions designed to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company:

•

Reduced headcount at its U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed in January 2012.

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

During the three months ended December 31, 2010, the Company reduced headcount at its U.K. facilities by a total of 15 full-time employees and incurred $348 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in December 2010 and all actions were completed at that time. Related cash payments were completed in March 2011.

The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Termination benefits	$260	$348	$1,657	$348
Lease commitments	—	—	4,084	—
Other	—	—	(41)	—

	$260	$348	$5,700	$348

The following table summarizes activity during the six months ended December 31, 2011 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, December 31, 2011
Termination benefits	$422	$1,657	$—	$(1,955)	$—	$124
Lease commitments	2,212	4,084	(41)	(668)	—	5,587

Remaining reserve	$2,634	$5,741	$(41)	$(2,623)	$—	$5,711

Other Charges

For the three and six months ended December 31, 2010, other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations included $331 in costs associated with reorganizing the operational structure of the Company’s Canadian operations. A corresponding liability was recorded in the “Accrued expenses” line shown in the Company’s unaudited consolidated balance sheet at that time. In October 2011, the Company’s obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized for the three and six months ended December 31, 2011.

5. Closure of Asian Operations

In July 2011, the Company’s Board of Directors (the “Board”) approved the closure of the Company’s operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on the Board’s determination that Harris Asia’s operations did not adequately support the Company’s strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, the future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at December 31, 2011 and September 30, 2011 had not yet been eliminated. As such, the Company determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the three and six months ended December 31, 2011.

In connection with the Company’s closure of Harris Asia, the following charges were recognized in the restructuring and other charges line of the Company’s unaudited consolidated statement of operations for the six months ended December 31, 2011:

Writeoff of intangible assets	$438

Termination benefits to former employees	390

Payments to terminate office and equipment leases	231
Professional fees	178

Writeoff of fixed assets	149
Other	68

$1,454

Of the charges noted above, all but $14 were initially recognized during the three months ended September 30, 2011

Cash payments for termination benefits to former employees and termination of office and equipment leases were completed in October 2011. The Company expects that all significant cash flows attributable to Harris Asia will be eliminated by June 30, 2012.

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

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2011
Financial liabilities:
Interest rate swap contract	$—	$308	$—	$308

At June 30, 2011
Financial liabilities:
Interest rate swap contract	$—	$513	$—	$513

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which the Company corroborated using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7. Acquired Intangible Assets Subject to Amortization

At December 31, 2011 and June 30, 2011, acquired intangible assets subject to amortization consisted of the following:

		December 31, 2011
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,138	2,761	377
Customer relationships	10	20,821	11,893	8,928
Trade names	16	5,254	2,426	2,828

Total		$30,981	$18,848	$12,133

		June 30, 2011
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,457	2,878	579
Customer relationships	10	22,667	11,619	11,048
Trade names	16	5,352	2,397	2,955

Total		$33,244	$18,662	$14,582

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three and six months ended December 31, 2011, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Amortization expense	$687	$710	$1,417	$1,405

Estimated amortization expense for the fiscal years ending June 30:

2012	$2,785

2013	$2,575

2014	$2,159

2015	$1,581

2016	$1,458

Thereafter	$2,992

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

Amendment No. 2 also impacted certain financial covenants, as follows:

•

The Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants were suspended for the fiscal quarters ended September 30, 2011 and December 31, 2011, and will continue to be suspended for the fiscal quarter ending March 31, 2012. During each of those fiscal quarters, the Company is subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

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

At December 31, 2011, the Company was in compliance with all of the covenants under the Amended and Restated Credit Agreement, as in effect at such time.

At December 31, 2011, the required principal repayments of the term loan under the Amended and Restated Credit Agreement, as amended by Amendment No. 2, for the remaining six months of the fiscal year ending June 30, 2012 and the two succeeding fiscal years are as follows:

Total
2012	$2,398
2013	4,794
2014	1,198

$8,390

At December 31 and June 30, 2011, the Company had no outstanding borrowings under its revolving line of credit and $347 and $359, respectively in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

As a result of the Amended and Restated Credit Agreement, the Company modified the terms of its interest rate swap to ensure that the notional amount of the swap matches the outstanding amount of the term loan and the three-month LIBOR rate received on the swap matches the LIBOR base rate on the term loan. The term of the interest rate swap was extended through September 30, 2013 to be consistent with the maturity date of the term loan. As a result of these modifications, the Company re-designated its interest rate swap as a cash flow hedge and determined it to be highly effective at that time.

At December 31, 2011 and June 30, 2011, the Company had liabilities of $308 and $513, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations discussed above, and the Company opted not to re-designate its interest rate swap as a cash flow hedge at September 30, 2011. As such, changes in the fair value of the interest rate swap were recorded through interest expense for both the three and six months ended December 31, 2011 and such treatment will continue for the foreseeable future.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of services	$5	$4	$9	$9
Selling, general and administrative	266	167	541	341

	$271	$171	$550	$350

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the six months ended December 31, 2011:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	6,396,373	$1.53
Granted	290,500	0.65
Forfeited	(724,851)	1.44
Exercised	(124,167)	0.38

Options outstanding at December 31	5,837,855	1.52

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2011:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	529,021	$0.79
Granted	255,500	0.75
Forfeited	(10,500)	0.85
Vested	(359,052)	0.85

Restricted shares outstanding at December 31	414,969	0.51

At December 31, 2011, there was $1,563 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.9 years.

10. Income Taxes

The forecasted effective tax rate for the fiscal year ending June 30, 2012 is 18% and is lower than the statutory U.S. federal tax rate of 35% primarily due to the valuation allowances in the U.S. and certain of the Company’s foreign jurisdictions.

The Company recorded an income tax provision of $283 for the three months ended December 31, 2011, compared with an income tax provision of $223 for the same prior year period. The tax provisions for the three months ended December 31, 2011 and 2010 were comprised primarily of tax expense related to pre-tax income in certain of the Company’s international jurisdictions. For the three months ended December 31, 2010, the tax provision was partially offset by an additional tax benefit of $188 in France that was applied for and refunded during the quarter.

The Company recorded an income tax provision of $153 for the six months ended December 31, 2011, compared with an income tax benefit of $165 for the same prior year period, inclusive of a discrete tax provision of $150 recorded in the three months ended September 30, 2011 in connection with its planned exit from that jurisdiction. The tax provision for the six months ended December 31, 2011 was comprised primarily of tax expense related to pre-tax income in certain of the Company’s international jurisdictions. For the six months ended December 31, 2010, the tax provision was comprised primarily of an additional tax benefit of $188 in France that was applied for and refunded during the quarter.

A full valuation allowance continues to be recorded at December 31, 2011 against the Company’s U.S., U.K. and Asian deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

11. Comprehensive Income

The following table sets forth the components of the Company’s total comprehensive income for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income (loss), as reported	$1,625	$343	$(4,332)	$(994)
Foreign currency translation adjustments	(68)	303	(1,661)	1,875
Change in fair value of interest rate swap and swaplet amortization	27	91	81	163
Change in postretirement obligation	—	(51)	(63)	(102)
Unrealized loss on marketable securities	—	—	—	(1)

Total comprehensive income (loss)	$1,584	$686	$(5,975)	$941

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

The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of stock	$1,625	$343	$(4,332)	$(994)

Denominator:
Weighted average number of shares used in the calculation of basic net income (loss) per share	55,272,335	54,472,556	55,149,610	54,447,673
Dilutive effect of outstanding stock options and restricted stock	22,091	70,040	—	—

Shares used in the calculation of diluted net income (loss) per share	55,294,426	54,542,596	55,149,610	54,447,673

Net income (loss) per share:
Basic	$0.03	$0.01	$(0.08)	$(0.02)

Diluted	$0.03	$0.01	$(0.08)	$(0.02)

Unvested restricted stock and unexercised stock options to purchase 6,147,824 and 2,993,018 shares of the Company’s stock for the three months ended December 31, 2011 and 2010, respectively, at weighted-average prices per share of $1.47 and $2.60, respectively, were not included in the computations of diluted net income per share because their impact was anti-dilutive during the respective periods.

Unvested restricted stock and unexercised stock options to purchase 6,252,824 and 4,437,591 shares of the Company’s common stock for the six months ended December 31, 2011 and 2010, respectively, at weighted-average prices per share of $1.45 and $1.99, respectively, were not included in the computations of diluted net loss per share because their impact was anti-dilutive during the respective periods.

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue from services
United States	$23,770	$24,672	$46,848	$46,581
Canada	6,034	5,978	11,775	10,685
United Kingdom	3,809	7,443	7,611	12,841
France	3,942	3,099	7,037	5,577
Germany	1,560	2,310	3,615	3,813
Asia	—	1,438	492	2,457

Total revenue from services	$39,115	$44,940	$77,378	$81,954

Operating income (loss)
United States	$1,863	$1,097	$471	$1,418
Canada	292	(479)	(199)	(1,394)
United Kingdom	54	(158)	(2,627)	(1,130)
France	120	(16)	218	333
Germany	(27)	258	180	343
Asia	(190)	172	(1,824)	33

Total operating income (loss)	$2,112	$874	$(3,781)	$(397)

	At December 31, 2011	At June 30, 2011
Long-lived assets
United States	$959	$1,641
Canada	346	431
United Kingdom	558	976
France	354	108
Germany	117	135
Asia	—	156

Total long-lived assets	$2,334	$3,447

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,465)	(1,706)
United Kingdom	—	—
France	(91)	(145)
Germany	86	(38)
Asia	—	—

Total deferred tax liabilities	$(1,470)	$(1,889)

14. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the six months ended December 31, 2011 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

For the three months ended December 31, 2011:

•

Revenue from services was $39,115, down 13.0% from the same prior year period. Excluding foreign exchange rate differences, revenue was down 12.8% from last fiscal year’s first quarter. The decrease was driven by declines in the U.S., U.K. and Germany.

•	Bookings were down 18.1% compared with the same prior year period, excluding foreign exchange rate differences. The decrease was driven by declines in the U.S., U.K., Canada and Germany.

•

Our operating income was $2,112, compared with $874 for the same prior year period. Operating income for the three months ended December 31, 2011 included $(57) in restructuring and other charges, compared with $679 for the same prior year period.

•	We had $14,053 in cash at December 31, 2011, down slightly from $14,224 at June 30, 2011 but up from $13,499 at December 31, 2010.

•	Our outstanding debt at December 31, 2011 was $8,390, down from $10,787 at June 30, 2011 as a result of scheduled quarterly principal payments made during the first and second quarters of fiscal 2012.

Our results for the three months ended December 31, 2011 demonstrate the progress that we have made in improving our profitability and liquidity over the first six months of fiscal 2012 compared with the same prior year period. Our improved profitability reflects the positive impact from our efforts to properly align our cost structure, specifically our reduction of U.S. and U.K headcount, the exit of certain leased office space in both countries, and the closure of our operations in Asia. In terms of our liquidity, we have focused on closely managing our cash, which has improved our working capital, and continuing to pay down our outstanding debt.

As we look ahead to the second half of fiscal 2012, we are working to address sales challenges in certain areas of our business, in part by replacing lower margin work with projects that yield appropriate margins. Also, we plan to maintain our focus on closely managing our cash and keeping our cost structure appropriately aligned with the needs of our business.

Significant Events

Amendment Agreement and Waiver

On September 27, 2011, we entered into an amendment and waiver to our amended and restated credit agreement.

At June 30, 2011, we were not in compliance with the leverage and interest coverage ratio covenants contained in our amended and restated credit agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to the amendment and waiver, these covenant violations were permanently waived and we regained compliance with the terms of our amended and restated credit agreement. The amendment and waiver includes both the addition and modification of certain definitions, terms, financial covenants, and reporting requirements. Obligations under our amended and restated credit agreement continue to be secured by our domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, we evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that the amendment and waiver did not result in an extinguishment of debt.

The credit facilities under our amended and restated credit agreement consist of our previously existing term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to our satisfaction of certain conditions. Until we achieve trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or our net U.S. accounts receivable, defined as our U.S. accounts receivable plus our U.S. unbilled accounts receivable, less our deferred revenue. The amendment and waiver did not change the principal amount outstanding under, or the payment terms of, the term loan. Pursuant to the amendment and waiver, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate are fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

The amendment and waiver impacted certain financial covenants, as follows:

•

The consolidated interest coverage ratio and consolidated total leverage ratio covenants contained in our amended and restated credit agreement were suspended for the fiscal quarters ended September 30, 2011 and December 31, 2011, and will continue to be suspended for the fiscal quarter ending March 31, 2012. During each of those fiscal quarters, we are subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

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

At December 31, 2011 and 2010, we were in compliance with all of the covenants under our amended and restated credit agreement, as in effect at such time.

Restructuring and Other Charges

During the three months ended December 31, 2011, we continued to take actions designed to re-align the cost structure of our U.S. operations. Specifically, we reduced headcount at our U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involve cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments will be completed in March 2012.

Our results for the six months ended December 31, 2011 also reflect charges taken during the three months ended September 30, 2011 in connection with actions designed to re-align the cost structure of our U.S. and U.K. operations. Specifically, we:

•

Reduced headcount at our U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed in January 2012.

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

During the three months ended December 31, 2010, we reduced headcount at our U.K. facilities by a total of 15 full-time employees and incurred $348 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in December 2010 and all actions were completed at that time. Related cash payments were completed in March 2011.

The following table summarizes the restructuring charges recognized in our unaudited consolidated statements of operations for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Termination benefits	$260	$348	$1,657	$348
Lease commitments	—	—	4,084	—
Other	—	—	(41)	—

	$260	$348	$5,700	$348

The following table summarizes activity during the six months ended December 31, 2011 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, December 31, 2011
Termination benefits	$422	$1,657	$—	$(1,955)	$—	$124
Lease commitments	2,212	4,084	(41)	(668)	—	5,587

Remaining reserve	$2,634	$5,741	$(41)	$(2,623)	$—	$5,711

For the three and six months ended December 31, 2010, other charges reflected in the “Restructuring and other charges” line shown on our unaudited consolidated statements of operations included $331 in costs associated with reorganizing the operational structure of our Canadian operations. A corresponding liability was recorded in the “Accrued expenses” line shown in our unaudited statement of financial position at that time. In October 2011, our obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized for the three and six months ended December 31, 2011.

Closure of Asian Operations

In July 2011, our Board approved the closure of our operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on our Board’s determination that Harris Asia’s operations did not adequately support our strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, the future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at December 31, 2011 and September 30, 2011 had not yet been eliminated. As such, we determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the three and six months ended December 31, 2011.

In connection with our closure of Harris Asia, the following charges were recognized in the restructuring and other charges line of our unaudited consolidated statement of operations for the six months ended December 31, 2011:

Writeoff of intangible assets	$438

Termination benefits to former employees	390

Payments to terminate office and equipment leases	231
Professional fees	178

Writeoff of fixed assets	149
Other	68

$1,454

Of the charges noted above, all but $14 were initially recognized during the three months ended September 30, 2011

Cash payments for termination benefits to former employees and termination of office and equipment leases were completed in October 2011. We expect that all significant cash flows attributable to Harris Asia will be eliminated by June 30, 2012.

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

During the six months ended December 31, 2011, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Results of Operations

Three Months Ended December 31, 2011 Versus Three Months Ended December 31, 2010

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2011 and 2010, respectively:

	2011	%	2010	%
Revenue from services	$39,115	100.0%	$44,940	100.0%

Operating expenses:
Cost of services	24,470	62.6	29,560	65.8
Selling, general and administrative	11,393	29.1	12,312	27.4
Depreciation and amortization	1,197	3.1	1,515	3.4
Restructuring and other charges	(57)	0.1	679	1.5

Operating income	2,112	5.4	874	1.9
Interest expense, net	204	0.5	308	0.7

Income from operations before income taxes	1,908	4.9	566	1.3

Provision for income taxes	283	0.7	223	0.5

Net income	$1,625	4.2	$343	0.8

Revenue from services. Revenue from services decreased by $5,825, or 13.0%, to $39,115 for the three months ended December 31, 2011 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services for the three months ended December 31, 2011 decreased by 12.8% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $846 to $29,804 for the three months ended December 31, 2011 compared with the same prior year period, a decrease of 2.8%. By country, North American revenue for the three months ended December 31, 2011 was comprised of:

•

Revenue from U.S. operations of $23,770, down 3.7% compared with $24,672 for the same prior year period. The decrease was primarily due to the revenue impact of the bookings decline in our U.S. operations during the first half of fiscal 2012.

•

Revenue from Canadian operations of $6,034, essentially flat compared with $5,978 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue for the three months ended December 31, 2011 also was essentially flat compared with the same prior year period.

European revenue decreased by $3,541 to $9,311 for the three months ended December 31, 2011 compared with the same prior year period, a decrease of 27.6%. By country, European revenue for the three months ended December 31, 2011 was comprised of:

•

Revenue from U.K. operations of $3,809, down 48.8% compared with $7,443 for the same prior year period. In local currency (British Pound), U.K. revenue for the three months ended December 31, 2011 decreased by 48.0% compared with the same prior year period. The decrease was primarily due to the expected effects of our U.K. restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on key solutions areas within the financial services, technology, entertainment, media and telecommunications sectors.

•

Revenue from French operations of $3,942, up 27.2% compared with $3,099 for the same prior year period. In local currency (Euro), French revenue for the three months ended December 31, 2011 increased by 25.8% compared with the same prior year period. The increase was primarily due to the French management team’s continued focus on and success in selling to new and existing clients across several industry sectors as we look to continue to grow our French operations.

•

Revenue from German operations of $1,560, down 32.5% compared with $2,310 for the same prior year period. In local currency (Euro), German revenue for the three months ended December 31, 2011 decreased by 30.3% compared with the same prior year period. The decrease was primarily due to the revenue impact of the bookings decline in our German operations during the first half of fiscal 2012.

Asian revenue decreased by $1,438 to $0 for the three months ended December 31, 2011. This decrease was due to the closure of our Asian operations as of September 30, 2011.

Cost of services. Cost of services was $24,470 or 62.6% of total revenue for the three months ended December 31, 2011, compared with $29,560 or 65.8% of total revenue for the same prior year period. Cost of services for the three months ended December 31, 2011 was principally impacted by direct labor savings derived from the restructuring actions discussed above under “Restructuring and Other Charges”.

Selling, general and administrative. Selling, general and administrative expense for the three months ended December 31, 2011 was $11,393 or 29.1% of total revenue, compared with $12,312 or 27.4% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by the following:

•	a $336 decrease in payroll-related expense, driven primarily by headcount reductions taken during fiscal 2011 and the first six months of fiscal 2012, and

•	a $374 decrease in office rent expense, driven by space reductions taken during fiscal 2011 and the first six months of fiscal 2012.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories as a result of our continued focus on appropriately aligning our cost structure with the needs of our business.

Depreciation and amortization. Depreciation and amortization expense was $1,197 or 3.1% of total revenue for the three months ended December 31, 2011, compared with $1,515 or 3.4% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended December 31, 2011 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 and the first six months of fiscal 2012, combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” and “Closure of Asian Operations” for details regarding restructuring and other charges for the three months ended December 31, 2011 and 2010.

Interest expense, net. Interest expense, net, was $204 or less than 1% of total revenue for the three months ended December 31, 2011, compared with $308 or less than 1% of total revenue for the same prior year period. Interest expense for the three months ended December 31, 2010 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax provision of $283 for the three months ended December 31, 2011, compared with an income tax provision of $223 for the same prior year period. The tax provisions for the three months ended December 31, 2011 and 2010 were comprised primarily of tax expense related to pre-tax income in certain of our international jurisdictions. For the three months ended December 31, 2010, the tax provision was partially offset by an additional tax benefit of $188 in France that was applied for and refunded during the quarter.

Based upon management’s assessment of the realizability of the Company’s deferred tax assets in the U.S., U.K., and Asia, a full valuation allowance continued to be recorded at December 31, 2011.

Six Months Ended December 31, 2011 Versus Six Months Ended December 31, 2010

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2011 and 2010, respectively:

	2011	%	2010	%
Revenue from services	$77,378	100.0%	$81,954	100.0%

Operating expenses:
Cost of services	48,467	62.6	53,753	65.6
Selling, general and administrative	23,379	30.2	24,876	30.4
Depreciation and amortization	2,490	3.2	3,043	3.7
Restructuring and other charges	6,823	8.8	679	0.8

Operating loss	(3,781)	(4.9)	(397)	(0.5)
Interest expense, net	398	0.5	762	0.9

Loss from operations before income taxes	(4,179)	(5.4)	(1,159)	(1.4)

Provision (benefit) for income taxes	153	0.2	(165)	(0.2)

Net loss	$(4,332)	(5.6)	$(994)	(1.2)

Revenue from services. Revenue from services decreased by $4,576, or 5.6%, to $77,378 for the six months ended December 31, 2011 compared with the same prior year. Excluding foreign currency exchange rate differences, revenue from services for the six months ended December 31, 2011 decreased by 6.7% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue increased by $1,357 to $58,623 for the six months ended December 31, 2011 compared with the same prior year period, an increase of 2.4%. By country, North American revenue for the six months ended December 31, 2011 was comprised of:

•	Revenue from U.S. operations of $46,848, essentially flat compared with $46,581 for the same prior year period.

•

Revenue from Canadian operations of $11,775, up 10.2% compared with $10,685 for the same prior year period. On a local currency basis (Canadian Dollar), Canadian revenue for the six months ended December 31, 2011 increased by 6.8% compared with the same prior year period. The increase in Canadian revenue was mainly as a result of the revenue impact from a large financial services tracking study booked during the second quarter of last fiscal year.

European revenue decreased by $3,968 to $18,263 for the six months ended December 31, 2011 compared with the same prior year period, a decrease of 17.8%. By country, European revenue for the six months ended December 31, 2011 was comprised of:

•

Revenue from U.K. operations of $7,611, down 40.7% compared with $12,841 for the same prior year period. In local currency (British Pound), U.K. revenue for the six months ended December 31, 2011 decreased by 41.0% compared with the same prior year period. The decrease was primarily due to the expected effects of our U.K. restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on key solutions areas within the financial services, technology, entertainment, media and telecommunications sectors.

•

Revenue from French operations of $7,037, up 26.2% compared with $5,577 for the same prior year period. In local currency (Euro), French revenue for the six months ended December 31, 2011 increased by 20.6% compared with the same prior year period. The increase was primarily due to the French management team’s continued focus on and success in selling to new and existing clients across several industry sectors as we look to continue to grow our French operations.

•

Revenue from German operations of $3,615, down 5.2% compared with $3,813 for the same prior year period. In local currency (Euro), German revenue for the six months ended December 31, 2011 decreased by 7.6% compared with the same prior year period. The decrease was primarily due to the revenue impact of the bookings decline in our German operations throughout the first half of fiscal 2012.

Asian revenue decreased by $1,965 to $492 for the six months ended December 31, 2011. This decrease was due to the closure of our Asian operations as of September 30, 2011.

Cost of services. Cost of services was $48,467 or 62.6% of total revenue for the six months ended December 31, 2011, compared with $53,753 or 65.6% of total revenue for the same prior year period. Cost of services for the six months ended December 31, 2011 was principally impacted by direct labor savings derived from the restructuring actions discussed above under “Restructuring and Other Charges”.

Selling, general and administrative. Selling, general and administrative expense for the six months ended December 31, 2011 was $23,379 or 30.2% of total revenue, compared with $24,876 or 30.4% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by the following:

•	a $612 decrease in payroll-related expense, driven primarily by headcount reductions taken during fiscal 2011 and the first six months of fiscal 2012, and

•	a $535 decrease in office rent expense, driven by space reductions taken during fiscal 2011 and the first six months of fiscal 2012.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories as a result of our continued focus on appropriately aligning our cost structure with the needs of our business.

Depreciation and amortization. Depreciation and amortization expense was $2,490 or 3.2% of total revenue for the six months ended December 31, 2011, compared with $3,043 or 3.7% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the six months ended December 31, 2011 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 and the first six months of fiscal 2012 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” and “Closure of Asian Operations” for details regarding restructuring and other charges for the six months ended December 31, 2011 and 2010.

Interest expense, net. Interest expense, net, was $398 or less than 1% of total revenue for the six months ended December 31, 2011, compared with $762 or less than 1% of total revenue for the same prior year period. Interest expense for the six months ended December 31, 2011 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax provision of $153 for the six months ended December 31, 2011, compared with an income tax benefit of $165 for the same prior year period, inclusive of a discrete tax provision of $150 recorded in the three months ended September 30, 2011 in connection with our planned exit from that jurisdiction. The tax provision for the six months ended December 31, 2011 was comprised primarily of tax expense related to pre-tax income in certain of our international jurisdictions. For the six months ended December 31, 2010, the tax provision was comprised primarily of an additional tax benefit of $188 in France that was applied for and refunded during the quarter.

Based upon management’s assessment of the realizability of our deferred tax assets in the U.S., U.K., and Asia, a full valuation allowance continued to be recorded at December 31, 2011.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for the three months ended December 31, 2011 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q2 FY2011	Q3 FY2011	Q4 FY2011	Q1 FY2012	Q2 FY2012
Bookings	$55.3	$40.9	$34.6	$31.4	$45.2
Secured revenue	$53.7	$56.5	$45.9	$39.0	$45.1

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

Bookings for the three months ended December 31, 2011 were $45.2 million, a decrease of 18.4% compared with $55.3 million for the same prior year period. Excluding foreign exchange rate differences, bookings were down 18.1% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:

•

a 8.4% decrease in U.S. bookings, mainly as a result of our continued efforts to move away from projects that do not yield appropriate profit margins, as well as the non-renewal of two large research projects,

•

a 45.1% decrease in Canadian bookings, mainly as a result of a timing difference in the booking of one large study, the expected cancellation of another, and declines in our Canadian service bureau business,

•

a 22.1% decrease in U.K. bookings, mainly as a result of the expected effects of our restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on key solutions areas within the financial services, technology, entertainment, media and telecommunications sectors,

•

a 5.9% increase in French bookings, mainly as a result of the French management team’s continued focus on and success in selling to new and existing clients across several industry sectors as we look to continue to grow our French operations, and

•	a 28.4% decrease in German bookings, mainly as a result of delays in spending on market research by many of our German clients, likely in response to the economic challenges within the Eurozone.

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

Secured revenue for the three months ended December 31, 2011 was $45.1 million, a decrease of 16.1% compared with $53.7 million for the same prior year period. Excluding foreign exchange rate differences, secured revenue was down 15.6% over the same prior year period. The decrease in secured revenue was mainly impacted by the bookings decline for the three months ended December 31, 2011 discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities, for the six months ended December 31:

	2011	2010
Net cash provided by operating activities	$3,498	$1,035
Net cash used in investing activities	(430)	(280)
Net cash used in financing activities	(2,355)	(2,263)

Net cash provided by operating activities. Net cash provided by operating activities was $3,498 for the six months ended December 31, 2011, compared with $1,035 provided by operating activities for the same prior year period. The change was primarily due to our improved efforts in closely managing cash, which resulted in improved working capital during the six months ended December 31, 2011 compared with the same prior year period.

Net cash used in investing activities. Net cash used in investing activities was $430 for the six months ended December 31, 2011, compared with $280 for the same prior year period. Investing activities for the six months ended December 31, 2011 and 2010 consisted solely of capital expenditures.

Net cash used in financing activities. Net cash used in financing activities was $2,355 for the six months ended December 31, 2011, compared with $2,263 for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and the exercise of employee stock options.

Working Capital

At December 31, 2011, we had cash and cash equivalents of $14,053 compared with $14,224 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our amended and restated credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $1,500 and $2,000 during the fiscal year ending June 30, 2012.

Credit Facilities

The required principal repayments under our amended and restated credit agreement for the remaining six months of the fiscal year ending June 30, 2012 and each of the two succeeding fiscal years are set forth in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. At December 31, 2011, we had no outstanding borrowings under our revolving line of credit and $347 of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

At June 30, 2011, we were not in compliance with certain financial covenants under our amended and restated credit agreement largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. On September 27, 2011, these covenant violations were permanently waived through an amendment agreement and waiver, as more fully described above under “Significant Events – Amendment Agreement and Waiver” and in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 8, “Borrowings”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2011, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended December 31, 2011 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at December 31, 2011 and for the six months then ended, as well as the expected impact on our consolidated financial statements for future periods.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.

In light of current economic conditions, we reviewed the cash equivalents held by us. We do not believe that our holdings have a material liquidity risk under current market conditions.

Interest Rate Exposure

At December 31, 2011, we had outstanding debt under our credit facilities of $8,390. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is set at 5.50% through March 31, 2012, resulting in an effective interest rate of 9.82% on our outstanding debt at December 31, 2011.

Using a sensitivity analysis based on a hypothetical 1% increase in prevailing interest rates over a 12-month period, each 1% increase from prevailing interest rates at December 31, 2011 would have decreased the fair value of the interest rate swap by $69 and each 1% decrease from prevailing interest rates at December 31, 2011 would have increased the fair value of the interest rate swap by $73.

Foreign Currency Exposure

As a result of operating in foreign markets, our financial results could be affected by significant changes in foreign currency exchange rates. We have international operations in North America and Europe. Therefore, we are subject to foreign currency rate exposure. Non-U.S. transactions are denominated in the functional currencies of the respective countries in which our foreign subsidiaries reside. Our consolidated assets and liabilities are translated into U.S. Dollars at the applicable exchange rates in effect as of the balance sheet date. Consolidated income and expense items are translated into U.S. Dollars at the average exchange rates for each period presented. Accumulated net translation adjustments are recorded in the accumulated other comprehensive income component of stockholders’ equity. We measure our risk related to foreign currency rate exposure on two levels, the first being the impact of operating results on the consolidation of foreign subsidiaries that are denominated in the functional currencies of their home countries, and the second being the extent to which we have instruments denominated in foreign currencies.

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

We performed a sensitivity analysis at December 31, 2011. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1 — Legal Proceedings

In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with legal counsel any pending and threatened actions and proceedings, management does not expect the outcome of such actions or proceedings to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A — Risk Factors

In addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011, our business has the additional risk described below.

Our business may be harmed if we cannot maintain our listing on the Nasdaq Global Select Stock Market.

Variations in our operating results may cause our stock price to fluctuate. Our quarterly operating results have in the past, and may in the future, fluctuate significantly and we may incur losses in any given quarter. Our future results of operations may fall below the expectations of public market analysts and investors. If this happens, the price of our common stock would likely decline. Other factors, such as general market conditions and investors’ perceptions of our longer term prospects, also may cause fluctuations in the price of our common stock.

To maintain our listing on the Nasdaq Global Select Market we must satisfy certain minimum financial and other continued listing standards. On June 13, 2011, we received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that we were not in compliance with the $1.00 per share minimum bid price requirement for continued inclusion on The NASDAQ Global Select Market set forth in NASDAQ Listing Rule 5450(a)(1) (the “Rule”), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter.

The Staff’s letter advised us that, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 12, 2011, to regain compliance. The letter further advised that such compliance could be achieved if, at any time before December 12, 2011, the bid price of our common stock closed at $1.00 or more per share for a minimum of ten consecutive business days.

We did not regain compliance with the Rule on or prior to December 12, 2011 and, accordingly, on December 13, 2011, we received a second letter from the Staff (the “Staff Determination”) stating that our common stock would be subject to delisting from The NASDAQ Global Select Market as a result of the deficiency unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) on or before December 20, 2011.

Accordingly, we requested a hearing before the Panel, which has the discretion to grant us additional time to regain compliance. Our hearing request has stayed any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing. At the hearing, we will present our plan to regain compliance with the bid price requirement and will request continued listing pending the completion of the plan. However, there can be no assurance that the Panel will grant our request for continued listing.

If our common stock loses its status on The NASDAQ Global Select Market in the future and we are not successful in obtaining a listing on The NASDAQ Capital Market, shares of our common stock would likely trade in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens that may discourage them from affecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

10.1*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 30, 2011 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2012	Harris Interactive Inc.

	By:	/s/ Eric W. Narowski
Eric W. Narowski
Interim Chief Financial Officer
(On Behalf of the Registrant and as
Principal Financial and Accounting Officer)

Exhibit Index

10.1*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 30, 2011 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement