Form 10-Q
period 2012-03-31
HARRIS INTERACTIVE INC
filed 2012-05-15
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

On May 11, 2012, 57,234,614 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

Part I: Financial Information

Item 1 — Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,167	$14,084
Accounts receivable, net	18,673	25,046
Unbilled receivables	6,882	7,580
Prepaid expenses and other current assets	4,834	3,588
Deferred tax assets	621	306
Assets from discontinued operations	—	2,361

Total current assets	44,177	52,965

Property, plant and equipment, net	1,946	3,291
Other intangibles, net	11,615	14,041
Other assets	875	1,551

Total assets	$58,613	$71,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,028	$9,308
Accrued expenses	20,585	20,924
Current portion of long-term debt	4,794	4,794
Deferred revenue	11,467	13,397
Liabilities from discontinued operations	184	1,013

Total current liabilities	44,058	49,436

Long-term debt	2,397	5,993
Deferred tax liabilities	2,002	2,195
Other liabilities	3,398	2,752
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and June 30, 2011	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 57,234,614 shares issued and outstanding at March 31, 2012 and 55,417,531 shares issued and outstanding at June 30, 2011	57	55
Additional paid-in capital	187,755	186,648
Accumulated other comprehensive income	4,355	5,526
Accumulated deficit	(185,409)	(180,757)

Total stockholders’ equity	6,758	11,472

Total liabilities and stockholders’ equity	$58,613	$71,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue from services	$34,117	$36,989	$111,002	$116,486

Operating expenses:
Cost of services	20,791	24,401	68,799	76,640
Selling, general and administrative	12,580	12,469	35,579	36,490
Depreciation and amortization	1,136	1,490	3,602	4,478
Restructuring and other charges	(19)	448	5,348	1,127

Total operating expenses	34,488	38,808	113,328	118,735

Operating loss	(371)	(1,819)	(2,326)	(2,249)
Interest expense, net	196	235	557	932

Loss from continuing operations before income taxes	(567)	(2,054)	(2,883)	(3,181)

Provision (benefit) for income taxes	(88)	177	(85)	12

Loss from continuing operations	(479)	(2,231)	(2,798)	(3,193)
Income (loss) from discontinued operations, net of tax	156	(104)	(1,854)	(137)

Net loss	$(323)	$(2,335)	$(4,652)	$(3,330)

Basic net income (loss) per share:
Continuing operations	$(0.01)	$(0.04)	$(0.05)	$(0.06)
Discontinued operations	0.00	(0.00)	(0.03)	(0.00)

Basic net loss per share	$(0.01)	$(0.04)	$(0.08)	$(0.06)

Diluted net income (loss) per share:
Continuing operations	$(0.01)	$(0.04)	$(0.05)	$(0.06)
Discontinued operations	0.00	(0.00)	(0.03)	(0.00)

Diluted net loss per share	$(0.01)	$(0.04)	$(0.08)	$(0.06)

Weighted-average shares outstanding — basic	55,572,845	54,658,105	55,287,089	54,516,793

Weighted-average shares outstanding — diluted	55,572,845	54,658,105	55,287,089	54,516,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,652)	$(3,330)
Adjustments to reconcile net loss to net cash provided by operating activities —

Depreciation and amortization	4,398	5,715
Deferred taxes	(518)	(122)
Stock-based compensation	997	523
Amortization of deferred financing costs	52	53
Writeoff of Asian intangible assets	489	—
Loss on disposal of property, plant and equipment	336	—
(Increase) decrease in assets —
Accounts receivable	7,351	1,133
Unbilled receivables	348	(8)
Prepaid expenses and other current assets	(2,065)	(2,019)
Other assets	641	1
(Decrease) increase in liabilities —
Accounts payable	(2,295)	(2,442)
Accrued expenses	10	(990)
Deferred revenue	(2,256)	2,862
Other liabilities	752	(276)

Net cash provided by operating activities	3,588	1,100

Cash flows from investing activities:
Capital expenditures	(427)	(577)

Net cash used in investing activities	(427)	(577)

Cash flows from financing activities:
Repayment of borrowings	(3,596)	(3,596)
Proceeds from employee stock purchases and stock option exercises	133	157
Repurchases of common stock	(19)	—
Credit agreement amendment costs	(86)	—

Net cash used in financing activities	(3,568)	(3,439)

Effect of exchange rate changes on cash and cash equivalents	(650)	1,258

Net decrease in cash and cash equivalents	(1,057)	(1,658)
Cash and cash equivalents at beginning of period	14,224	14,158

Cash and cash equivalents at end of period	$13,167	$12,500

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

Future Liquidity Considerations

At March 31, 2012, the Company had cash and cash equivalents of $13,167, compared with $14,084 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities discussed in Note 8, “Borrowings”. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement, the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to fair value measurements and disclosure requirements. The amended guidance clarifies the application of existing fair value measurement requirements and is effective on a prospective basis for fiscal years beginning after December 15, 2011. The Company will adopt this amended guidance on July 1, 2012 and does not expect that adoption will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company will adopt this guidance on July 1, 2012 and does not expect that adoption will have a material impact on its consolidated financial statements.

4. Restructuring and Other Charges

Restructuring

During the nine months ended March 31, 2012, the Company continued to take actions designed to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company

•

Reduced headcount at its U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed by January 2012.

•

Reduced headcount at its U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed by February 2012.

•

Reduced headcount at its U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed by March 2012.

•

Reduced its occupancy of leased office space at its Rochester, New York, Princeton, New Jersey, Brentford, United Kingdom, and Ottawa, Canada facilities. The Company incurred $4,084 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by September 2011, and all cash payments will be completed by June 2020.

The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Termination benefits	$—	$270	$1,657	$347
Lease commitments	—	—	4,084	—
Changes in estimate	(7)	—	(48)	—

	$(7)	$270	$5,693	$347

The following table summarizes activity during the nine months ended March 31, 2012 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, March 31, 2012
Termination benefits	$422	$1,657	$(7)	$(2,072)	$—	$—
Lease commitments	2,212	4,084	(41)	(1,092)	—	5,163

Remaining reserve	$2,634	$5,741	$(48)	$(3,164)	$—	$5,163

Other Charges

For the nine months ended March 31, 2011, other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations included $331 in costs associated with reorganizing the operational structure of the Company’s Canadian operations. A corresponding liability was recorded in the “Accrued expenses” line shown on the Company’s unaudited consolidated balance sheet at that time. In October 2011, the Company’s obligation to fund those costs lapsed and accordingly, a credit of $331 was initially recognized at that time and is reflected in other charges for the nine months ended March 31, 2012.

5. Discontinued Operations

In July 2011, the Company’s Board of Directors (the “Board”) approved the closure of the Company’s operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on the Board’s determination that Harris Asia’s operations did not adequately support the Company’s strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, significant future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at December 31, 2011 and September 30, 2011 had not yet been eliminated. As such, the Company determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the fiscal quarters ended September 30, 2011 and December 31, 2011.

In connection with the Company’s closure of Harris Asia, the following charges were initially recognized in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statement of operations for the fiscal quarters ended September 30, 2011 and December 31, 2011:

Writeoff of intangible assets	$489

Termination benefits to former employees	390

Payments to terminate office and equipment leases	231
Professional fees	180

Writeoff of fixed assets	149
Other	(23)

$1,416

The foregoing charges have been reclassified to discontinued operations for the fiscal quarter ended March 31, 2012 since all significant future cash flows attributable to Harris Asia were eliminated during the quarter.

The revenues and income (loss) attributable to Harris Asia and reported in discontinued operations are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$—	$1,098	$493	$3,555
Income (loss) from discontinued operations, net of tax	156	(104)	(1,854)	(137)

The assets and liabilities attributable to Harris Asia and reported in discontinued operations are as follows:

	At March 31, 2012	At June 30, 2011
Cash and cash equivalents	$—	$140
Accounts receivable, net	—	1,433
Prepaid expenses and other current assets	—	32
Property, plant and equipment, net	—	156
Other intangibles, net	—	541
Other assets	—	59

Assets from discontinued operations	$—	$2,361

Accounts payable	$—	$213
Accrued expenses	184	325
Deferred revenue	—	475

Liabilities from discontinued operations	$184	$1,013

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

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2012
Financial liabilities:
Interest rate swap contract	$—	$243	$—	$243

At June 30, 2011
Financial liabilities:
Interest rate swap contract	$—	$513	$—	$513

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which the Company corroborated using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7. Acquired Intangible Assets Subject to Amortization

At March 31, 2012 and June 30, 2011, acquired intangible assets subject to amortization consisted of the following:

		March 31, 2012
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,217	2,911	306
Customer relationships	10	21,167	12,622	8,545
Trade names	16	5,267	2,503	2,764

Total		$31,419	$19,804	$11,615

		June 30, 2011
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,457	2,878	579
Customer relationships	10	21,779	11,271	10,508
Trade names	16	5,296	2,342	2,954

Total		$32,300	$18,259	$14,041

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three and nine months ended March 31, 2012, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Amortization expense	$691	$701	$2,086	$2,065

Estimated amortization expense for the fiscal years ending June 30:

2012	$2,780

2013	$2,613

2014	$2,195

2015	$1,615

2016	$1,492

Thereafter	$3,006

8. Borrowings

On June 30, 2010, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and the Lenders party thereto, as further amended on August 27, 2010 (the “Credit Agreement”).

The principal terms of the Credit Agreement are described below:

Credit Agreement
Availability:
$5,000 Revolving Line
• The Revolving Line may be used to back letters of credit.
• Requires the Company to maintain a minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)
Term Loan – original principal, $15,581
Interest:
Company option:

•         Base Rate (greater of Federal Funds Rate plus 0.5%, LIBOR plus 1%, or Prime) plus an Applicable Rate based on the pricing grid tied to the Company’s Consolidated Total Leverage Ratio, as described below (the “Pricing Grid”)

OR
• LIBOR plus an Applicable Rate based on the Pricing Grid
The Company elected LIBOR and the interest swap agreement fixes the LIBOR-based portion of the rate at 4.32%
Interest payments are due at end of LIBOR interest periods, but at least quarterly in arrears
Letter of credit fees equal to 5% of outstanding face amounts until the first quarterly adjustment pursuant to the Pricing Grid, and are set under the Pricing Grid thereafter
Interest Rate Swap:
Fixes the floating LIBOR interest portion of the rates on the amounts outstanding under the Term Loan at 4.32% through September 30, 2013
Three-month LIBOR rate received on the swap matches the LIBOR base rate paid on the Term Loan
Unused Facility Fees:
Fee fixed at 0.75% of unused Revolving Line amount
Principal Payments:
Term Loan Maturity – September 30, 2013
Revolving Line Maturity – September 30, 2013
Revolving Line – payable at maturity

Credit Agreement
Quarterly Term Loan Payments – $1,199
Financial Covenants:
Minimum Consolidated Interest Coverage Ratio of at least 3.00:1.00

Maximum Consolidated Leverage Ratio of 2.90:1.00 for quarterly periods ending through December 31, 2010, 2.70:1.00 for the quarterly period ending March 31, 2011, and 2.50:1.00 for quarterly periods ending thereafter

Minimum cash balance of the greater of $5,000 and 1.2 times the outstanding amount under the Revolving Line (including outstanding letters of credit)

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

Amendment Agreement and Waiver

On September 27, 2011, the Company entered into Amendment Agreement No. 2 and Waiver (“Amendment No. 2”) to the Credit Agreement (as amended, the “Amended Credit Agreement”).

At June 30, 2011, the Company was not in compliance with the Consolidated Total Leverage and Consolidated Interest Coverage Ratio covenants contained in the Credit Agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to Amendment No. 2, these covenant violations were permanently waived. Amendment No. 2 includes both the addition and modification of certain definitions, terms, and financial covenants in the Credit Agreement. Obligations under the Amended Credit Agreement continue to be secured by the Company’s domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, the Company evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that Amendment No. 2 did not result in an extinguishment of debt.

The Company’s credit facilities under the Amended Credit Agreement consist of its term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to the Company’s satisfaction of certain conditions. Pursuant to Amendment No. 2, until the Company achieves trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or the Company’s net U.S. accounts receivable, defined as its U.S. accounts receivable plus its U.S. unbilled accounts receivable, less its deferred revenue. The principal amount outstanding under the term loan, $10,787 at June 30, 2011, and the payment terms of the term loan remained unchanged. Pursuant to Amendment No. 2, the manner in which outstanding amounts accrue interest remains unchanged under the Amended Credit Agreement, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate are fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

Amendment No. 2 also impacted certain financial covenants, as follows:

•

The Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants were suspended for the fiscal quarters ended September 30, 2011, December 31, 2011, and March 31, 2012. During each of those fiscal quarters, the Company was subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

•

For fiscal quarters commencing on or after April 1, 2012, the Company will again be subject to the Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants contained in the Credit Agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 are limited to amounts agreed upon as contained in Amendment No. 2.

•	The Company must maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, at which time it will again be subject to only a minimum global cash requirement of $5,000.

At March 31, 2012, the Company was in compliance with all of the covenants under the Amended Credit Agreement.

At March 31, 2012, the required principal repayments of the term loan under the Amended Credit Agreement for the remaining three months of the fiscal year ending June 30, 2012 and the two succeeding fiscal years are as follows:

Total
2012	$1,199
2013	4,793
2014	1,199

$7,191

At March 31, 2012 and June 30, 2011, the Company had no outstanding borrowings under the revolving line of credit and $352 and $359, respectively, in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

As a result of Amendment No. 2, the Company modified the terms of its interest rate swap to ensure that the notional amount of the swap matches the outstanding amount of the term loan and the three-month LIBOR rate received on the swap matches the LIBOR base rate on the term loan. The term of the interest rate swap was extended through September 30, 2013 to be consistent with the maturity date of the term loan.

At March 31, 2012 and June 30, 2011, the Company had liabilities of $243 and $513, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations discussed above, and the Company opted not to re-designate its interest rate swap as a cash flow hedge at September 30, 2011. As such, changes in the fair value of the interest rate swap were recorded through interest expense for both the three and nine months ended March 31, 2012 and such treatment will continue for the foreseeable future.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of services	$8	$4	$17	$14
Selling, general and administrative	439	169	980	509

	$447	$173	$997	$523

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the nine months ended March 31, 2012:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	6,396,373	$1.53
Granted	290,500	0.65
Forfeited	(976,539)	1.33
Exercised	(124,167)	0.38

Options outstanding at March 31	5,586,167	1.54

In February and March 2012, the Company modified certain performance-based stock options such that the options now vest in ten equal tranches upon the achievement of certain revised performance targets. These modifications resulted in the Company recording an additional $202 of stock-based compensation expense for the three and nine months ended March 31, 2012.

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the nine months ended March 31, 2012:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	529,021	$0.79
Granted	1,610,500	1.08
Forfeited	(33,417)	0.73
Vested	(532,062)	0.81

Restricted shares outstanding at March 31	1,574,042	1.09

At March 31, 2012, there was $3,331 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and the ESPPs. That expense is expected to be recognized over a weighted-average period of 2.1 years.

10. Income Taxes

The Company recorded an income tax benefit in continuing operations of $88 for the three months ended March 31, 2012, compared with an income tax provision of $177 for the same prior year period. The tax benefit for the three months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s international jurisdictions. For the three months ended March 31, 2011, the tax provision was comprised primarily of tax expense related to pre-tax income in certain of the Company’s international jurisdictions.

The Company recorded an income tax benefit in continuing operations of $85 for the nine months ended March 31, 2012, compared with an income tax provision of $12 for the same prior year period. The tax benefit for the nine months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s international jurisdictions. For the nine months ended March 31, 2011, the tax provision was comprised primarily of an additional tax benefit of $188 in France that was applied for and refunded during the quarter.

Income tax expense of $130 was included in discontinued operations for the nine months ended March 31, 2012 related to the closure of the Company’s operations in Asia, of which $150 was recorded as a discrete tax provision during the three months ended September 30, 2011.

A full valuation allowance continued to be recorded at March 31, 2012 against the Company’s U.S. and U.K. deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in accordance with the FASB guidance for income taxes and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

11. Comprehensive Income

The following table sets forth the components of the Company’s total comprehensive income for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net loss, as reported	$(323)	$(2,335)	$(4,652)	$(3,330)
Foreign currency translation adjustments	433	724	(1,228)	2,599
Change in fair value of interest rate swap and swaplet amortization	39	76	120	237
Change in postretirement obligation	—	(51)	(63)	(153)
Unrealized loss on marketable securities	—	—	—	(1)

Total comprehensive income (loss)	$149	$(1,586)	$(5,823)	$(648)

12. Share Repurchase Program

Under the share repurchase program (the “Repurchase Program”) authorized by the Board on March 6, 2012, the Company repurchased 18,300 shares of its common stock at an average price per share of $1.06 for an aggregate purchase price of $19 during the three months ended March 31, 2012. All shares repurchased were subsequently retired.

At March 31, 2012, the Repurchase Program had $2,981 in remaining capacity.

13. Net Loss Per Share

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

The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net loss used for calculating basic and diluted net loss per share of stock	$(323)	$(2,335)	$(4,652)	$(3,330)

Denominator:
Weighted average number of shares used in the calculation of basic net loss per share	55,572,845	54,658,105	55,287,089	54,516,793
Dilutive effect of outstanding stock options and restricted stock	—	—	—	—

Shares used in the calculation of diluted net loss per share	55,572,845	54,658,105	55,287,089	54,516,793

Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.08)	$(0.06)

Diluted	$(0.01)	$(0.04)	$(0.08)	$(0.06)

Unvested restricted stock and unexercised stock options to purchase 7,160,209 and 4,467,001 shares of the Company’s stock for the three and nine months ended March 31, 2012 and 2011, respectively, at weighted-average prices per share of $1.44 and $2.12, respectively, were not included in the computations of diluted net loss per share because their impact was anti-dilutive during the respective periods.

14. Enterprise-Wide Disclosures

The Company is comprised of operations in North America and Europe. Non-U.S. market research is comprised of operations in the United Kingdom, Canada, France and Germany. The Company’s operations in Asia ceased as of September 30, 2011 and are classified as discontinued operations for all current and prior periods presented herein. There were no intercompany transactions that materially affected the Company’s financial statements, and all intercompany sales have been eliminated upon consolidation.

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue from services
United States	$20,020	$21,557	$66,867	$68,137
Canada	5,676	6,067	17,451	16,752
United Kingdom	2,991	4,231	10,602	17,072
France	3,601	3,549	10,638	9,126
Germany	1,829	1,585	5,444	5,399

Total revenue from services	$34,117	$36,989	$111,002	$116,486

Operating income (loss)
United States	$(233)	$(1,167)	$240	$251
Canada	(71)	268	(270)	(1,126)
United Kingdom	(50)	(1,453)	(2,678)	(2,583)
France	15	584	233	917
Germany	(32)	(51)	149	292

Total operating loss	$(371)	$(1,819)	$(2,326)	$(2,249)

	At March 31, 2012	At June 30, 2011
Long-lived assets
United States	$758	$1,641
Canada	334	431
United Kingdom	498	976
France	242	108
Germany	114	135

Total long-lived assets	$1,946	$3,291

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,423)	(1,706)
United Kingdom	—	—
France	(73)	(145)
Germany	115	(38)

Total deferred tax liabilities	$(1,381)	$(1,889)

15. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the nine months ended March 31, 2012 from those disclosed in Note 19, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by the Company with the SEC on September 28, 2011.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by the Company with the SEC on September 28, 2011. Risks and uncertainties also include quarterly variations in financial results, actions of competitors, and the Company’s ability to sustain and grow its revenue base, maintain and improve cost efficient operations, develop and maintain products and services attractive to the market, maintain compliance with financial covenants under its credit agreement, obtain additional cash resources should it be necessary to do so, and maintain compliance with certain Nasdaq listing requirements.

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

For the three months ended March 31, 2012:

•

Revenue from services was $34,117, down 7.8% from the same prior year period. Excluding foreign exchange rate differences, revenue was down 7.9% from last fiscal year’s third quarter. The decrease was driven by declines in the U.S., U.K. and Canada.

•	Bookings were up 3.4% compared with the same prior year period, excluding foreign exchange rate differences. The increase was driven by increased bookings in the U.S., Canada and Germany.

•

Our operating loss was $371, compared with $1,819 for the same prior year period. Our operating loss for the three months ended March 31, 2012 included $(19) in restructuring and other charges, compared with $448 for the same prior year period.

•	We had $13,167 in cash at March 31, 2012, down from $14,084 at June 30, 2011 but up from $12,375 at March 31, 2011.

•

Our outstanding, respectively debt at March 31, 2012 was $7,191, down from $10,787 and $11,985 at June 30, 2011 and March 31, 2011, respectively, as a result of scheduled quarterly principal payments made during the first three quarters of fiscal 2012.

Significant Events

Amendment Agreement and Waiver

On September 27, 2011, we entered into an amendment and waiver to our credit agreement.

At June 30, 2011, we were not in compliance with the leverage and interest coverage ratio covenants contained in our credit agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. Pursuant to the amendment agreement and waiver, these covenant violations were permanently waived. The amendment and waiver includes both the addition and modification of certain definitions, terms, and financial covenants. Obligations under our credit agreement continue to be secured by our domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, we evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that the amendment and waiver did not result in an extinguishment of debt.

The credit facilities under our credit agreement consist of our term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to our satisfaction of certain conditions. Pursuant to the amendment agreement and waiver, until we achieve trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or our net U.S. accounts receivable, defined as our U.S. accounts receivable plus our U.S. unbilled accounts receivable, less our deferred revenue. The amendment agreement and waiver did not change the principal amount outstanding under, or the payment terms of, the term loan. Pursuant to the amendment agreement and waiver, the manner in which outstanding amounts accrue interest remained unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate were fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

The amendment agreement and waiver impacted certain financial covenants, as follows:

•

The consolidated interest coverage ratio and consolidated total leverage ratio covenants contained in our credit agreement were suspended for the fiscal quarters ended September 30, 2011, December 31, 2011, and March 31, 2012. During each of those fiscal quarters, we were subject to a trailing twelve month adjusted EBITDA covenant of $4,548, $3,817 and $4,424, respectively.

•

For fiscal quarters commencing on or after April 1, 2012, we will again be subject to the consolidated interest coverage ratio and consolidated total leverage ratio covenants contained in our credit agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 are limited to amounts agreed upon as contained in the amendment and waiver.

•	We are required to maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, at which time we will again be subject to only a minimum global cash requirement of $5,000.

At March 31, 2012, we were in compliance with all of the covenants under our credit agreement, as amended by the amendment agreement and waiver.

Restructuring and Other Charges

During the nine months ended March 31, 2012, we continued to take actions designed to re-align the cost structure of our U.S. and U.K. operations. Specifically, we

•

Reduced headcount at our U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed by January 2012.

•

Reduced headcount at our U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed by February 2012.

•

Reduced headcount at our U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed by March 2012.

•

Reduced our occupancy of leased office space at our Rochester, New York, Princeton, New Jersey, Brentford, United Kingdom, and Ottawa, Canada facilities. We incurred $4,084 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by September 2011, and all cash payments will be completed by June 2020.

The following table summarizes the restructuring charges recognized in our unaudited consolidated statements of operations for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Termination benefits	$—	$270	$1,657	$347
Lease commitments	—	—	4,084	—
Changes in estimate	(7)	—	(48)	—

	$(7)	$270	$5,693	$347

The following table summarizes activity during the nine months ended March 31, 2012 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, March 31, 2012
Termination benefits	$422	$1,657	$(7)	$(2,072)	$—	$—
Lease commitments	2,212	4,084	(41)	(1,092)	—	5,163

Remaining reserve	$2,634	$5,741	$(48)	$(3,164)	$—	$5,163

Other Charges

For the nine months ended March 31, 2011, other charges reflected in the “Restructuring and other charges” line shown on our unaudited consolidated statements of operations included $331 in costs associated with reorganizing the operational structure of our Canadian operations. A corresponding liability was recorded in the “Accrued expenses” line shown in our unaudited consolidated balance sheet at that time. In October 2011, our obligation to fund those costs lapsed and accordingly, a credit of $331 was initially recognized at that time and is reflected in other charges for the nine months ended March 31, 2012.

Discontinued Operations

In July 2011, our Board of Directors approved the closure of our operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on the Board’s determination that Harris Asia’s operations did not adequately support our strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, significant future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at December 31, 2011 and September 30, 2011 had not yet been eliminated. As such, the we determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the fiscal quarters ended September 30, 2011 and December 31, 2011.

In connection with our closure of Harris Asia, the following charges were initially recognized in the “Restructuring and other charges” line shown on our unaudited consolidated statement of operations for the fiscal quarters ended September 30, 2011 and December 31, 2011:

Writeoff of intangible assets	$489

Termination benefits to former employees	390

Payments to terminate office and equipment leases	231
Professional fees	180

Writeoff of fixed assets	149
Other	(23)

$1,416

The foregoing charges have been reclassified to discontinued operations for the fiscal quarter ended March 31, 2012 since all significant future cash flows attributable to Harris Asia were eliminated during the quarter.

The revenues and income (loss) attributable to Harris Asia and reported in discontinued operations are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$—	$1,098	$493	$3,555
Income (loss) from discontinued operations, net of tax	156	(104)	(1,854)	(137)

The assets and liabilities of the discontinued operations were as follows:

	At March 31, 2012	At June 30, 2011
Cash and cash equivalents	$—	$140
Accounts receivable, net	—	1,433
Prepaid expenses and other current assets	—	32
Property, plant and equipment, net	—	156
Other intangibles, net	—	541
Other assets	—	59

Assets from discontinued operations	$—	$2,361

Accounts payable	$—	213
Accrued expenses	184	325
Deferred revenue	—	475

Liabilities from discontinued operations	$184	$1,013

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

During the nine months ended March 31, 2012, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Results of Operations

Three Months Ended March 31, 2012 Versus Three Months Ended March 31, 2011

The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2012 and 2011, respectively:

	2012	%	2011	%
Revenue from services	$34,117	100.0%	$36,989	100.0%

Operating expenses:
Cost of services	20,791	60.9	24,401	66.0
Selling, general and administrative	12,580	36.9	12,469	33.7
Depreciation and amortization	1,136	3.3	1,490	4.0
Restructuring and other charges	(19)	(0.1)	448	1.2

Operating loss	(371)	(1.1)	(1,819)	(4.9)
Interest expense, net	196	0.6	235	0.6

Loss from continuing operations before income taxes	(567)	(1.7)	(2,054)	(5.6)

Provision (benefit) for income taxes	(88)	(0.3)	177	0.5

Loss from continuing operations	(479)	(1.4)	(2,231)	(6.0)
Income (loss) from discontinued operations	156	0.5	(104)	(0.3)

Net loss	$(323)	(0.9)	$(2,335)	(6.3)

Revenue from services. Revenue from services decreased by $2,872, or 7.8%, to $34,117 for the three months ended March 31, 2012 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services for the three months ended March 31, 2012 decreased by 7.9% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $1,928 to $25,696 for the three months ended March 31, 2012 compared with the same prior year period, a decrease of 7.0%. By country, North American revenue for the three months ended March 31, 2012 was comprised of:

•

Revenue from U.S. operations of $20,020, down 7.1% compared with $21,557 for the same prior year period. The decrease was primarily due to the revenue impact from the bookings declines in our U.S. operations during the first half of fiscal 2012.

•

Revenue from Canadian operations of $5,676, down 6.4% compared with $6,067 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue for the three months ended March 31, 2012 decreased 5.0% compared with the same prior year period. The decrease was primarily due to the revenue impact of the bookings decline in our Canadian operation during the three months ended December 31, 2011.

European revenue decreased by $944 to $8,421 for the three months ended March 31, 2012 compared with the same prior year period, a decrease of 10.1%. By country, European revenue for the three months ended March 31, 2012 was comprised of:

•

Revenue from U.K. operations of $2,991, down 29.3% compared with $4,231 for the same prior year period. In local currency (British Pound), U.K. revenue for the three months ended March 31, 2012 decreased by 30.2% compared with the same prior year period. The decrease was primarily due to the expected effects of our U.K. restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on core markets and key solutions areas.

•

Revenue from French operations of $3,601, up 1.5% compared with $3,549 for the same prior year period. In local currency (Euro), French revenue for the three months ended March 31, 2012 increased by 5.5% compared with the same prior year period. The increase was primarily due to the French management team’s continued focus on and success in selling to new and existing clients across several industry sectors during the first half of fiscal 2012.

•

Revenue from German operations of $1,829, up 15.4% compared with $1,585 for the same prior year period. In local currency (Euro), German revenue for the three months ended March 31, 2012 was essentially flat compared with the same prior year period.

Cost of services. Cost of services was $20,791 or 60.9% of total revenue for the three months ended March 31, 2012, compared with $24,401 or 66.0% of total revenue for the same prior year period. Cost of services for the three months ended March 31, 2012 was principally impacted by direct labor savings derived from the restructuring actions discussed above under “Restructuring and Other Charges”.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2012 was $12,580 or 36.9% of total revenue, compared with $12,469 or 33.7% of total revenue for the same prior year period. The increase in selling, general and administrative expense for the three months ended March 31, 2012 was principally impacted by a $274 increase in stock-based compensation expense, of which $202 was attributable to modifications to certain performance-based stock options during the quarter.

Depreciation and amortization. Depreciation and amortization expense was $1,136 or 3.3% of total revenue for the three months ended March 31, 2012, compared with $1,490 or 4.0% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended March 31, 2012 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 and the first nine months of fiscal 2012, combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for details regarding restructuring and other charges for the three months ended March 31, 2012 and 2011.

Interest expense, net. Interest expense, net, was $196 or less than 1% of total revenue for the three months ended March 31, 2012, compared with $235 or less than 1% of total revenue for the same prior year period. Interest expense for the three months ended March 31, 2012 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax benefit in continuing operations of $88 for the three months ended March 31, 2012, compared with an income tax provision of $177 for the same prior year period. The tax benefit for the three months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of our international jurisdictions. For the three months ended March 31, 2011, the tax provision was comprised primarily of tax expense related to pre-tax income in certain of our international jurisdictions.

Based upon management’s assessment of the realizability of the Company’s deferred tax assets in the U.S. and U.K., a full valuation allowance continued to be recorded at March 31, 2012.

Nine Months Ended March 31, 2012 Versus Nine Months Ended March 31, 2011

The following table sets forth the results of our continuing operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2012 and 2011, respectively:

	2012	%	2011	%
Revenue from services	$111,002	100.0%	$116,486	100.0%

Operating expenses:
Cost of services	68,799	62.0	76,640	65.8
Selling, general and administrative	35,579	32.1	36,490	31.3
Depreciation and amortization	3,602	3.2	4,478	3.8
Restructuring and other charges	5,348	4.8	1,127	1.0

Operating loss	(2,326)	(2.1)	(2,249)	(1.9)
Interest expense, net	557	0.5	932	0.8

Loss from continuing operations before income taxes	(2,883)	(2.6)	(3,181)	(2.7)

Provision (benefit) for income taxes	(85)	(0.1)	12	0.0

Loss from continuing operations	(2,798)	(2.5)	(3,193)	(2.7)
Loss from discontinued operations	(1,854)	(1.7)	(137)	(0.1)

Net loss	$(4,652)	(4.2)	$(3,330)	(2.9)

Revenue from services. Revenue from services decreased by $5,484, or 4.7%, to $111,002 for the nine months ended March 31, 2012 compared with the same prior year. Excluding foreign currency exchange rate differences, revenue from services for the nine months ended March 31, 2012 decreased by 5.4% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $571 to $84,318 for the nine months ended March 31, 2012 compared with the same prior year period, an decrease of 0.7%. By country, North American revenue for the nine months ended March 31, 2012 was comprised of:

•

Revenue from U.S. operations of $66,867, down 1.9% compared with $68,137 for the same prior year period. The decrease was primarily due to the revenue impact from the bookings declines in our U.S. operations during the first half of fiscal 2012.

•

Revenue from Canadian operations of $17,451, up 4.2% compared with $16,752 for the same prior year period. On a local currency basis (Canadian Dollar), Canadian revenue for the nine months ended March 31, 2012 increased by 2.5% compared with the same prior year period. The increase in Canadian revenue was mainly as a result of the revenue impact from a large financial services tracking study booked during the second quarter of last fiscal year.

European revenue decreased by $4,912 to $26,684 for the nine months ended March 31, 2012 compared with the same prior year period, a decrease of 15.5%. By country, European revenue for the nine months ended March 31, 2012 was comprised of:

•

Revenue from U.K. operations of $10,602, down 37.9% compared with $17,072 for the same prior year period. In local currency (British Pound), U.K. revenue for the nine months ended March 31, 2012 decreased by 38.3% compared with the same prior year period. The decrease was primarily due to the expected effects of our U.K. restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on core markets and key solutions areas.

•

Revenue from French operations of $10,638, up 16.6% compared with $9,126 for the same prior year period. In local currency (Euro), French revenue for the nine months ended March 31, 2012 increased by 14.7% compared with the same prior year period. The increase was primarily due to the French management team’s continued focus on and success in selling to new and existing clients across several industry sectors during the first half of fiscal 2012.

•

Revenue from German operations of $5,444, up 0.9% compared with $5,398 for the same prior year period. In local currency (Euro), German revenue for the nine months ended March 31, 2012 decreased by 5.5% compared with the same prior year period. The decrease was primarily due to the revenue impact of the bookings decline in our German operations during the first half of fiscal 2012.

Cost of services. Cost of services was $68,799 or 62.0% of total revenue for the nine months ended March 31, 2012, compared with $76,640 or 65.8% of total revenue for the same prior year period. Cost of services for the nine months ended March 31, 2012 was principally impacted by direct labor savings derived from the restructuring actions discussed above under “Restructuring and Other Charges”.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended March 31, 2012 was $35,579 or 32.1% of total revenue, compared with $36,490 or 31.3% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by a $911 decrease in rent expense, which was driven by space reductions taken during fiscal 2011 and 2012.

Depreciation and amortization. Depreciation and amortization expense was $3,602 or 3.2% of total revenue for the nine months ended March 31, 2012, compared with $4,478 or 3.8% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the nine months ended March 31, 2012 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 and the first nine months of fiscal 2012, combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for details regarding restructuring and other charges for the nine months ended March 31, 2012 and 2011.

Interest expense, net. Interest expense, net, was $557 or less than 1% of total revenue for the nine months ended March 31, 2012, compared with $932 or less than 1% of total revenue for the same prior year period. Interest expense for the nine months ended March 31, 2012 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax benefit in continuing operations of $85 for the nine months ended March 31, 2012, compared with an income tax provision of $12 for the same prior year period. The tax benefit for the nine months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of our international jurisdictions. For the nine months ended March 31, 2011, the tax provision was comprised primarily of an additional tax benefit of $188 in France that was applied for and refunded during the quarter.

Income tax expense of $130 was included in discontinued operations for the nine months ended March 31, 2012 related to the closure of our Asian operations, of which $150 was recorded as a discrete tax provision during the three months ended September 30, 2011.

Based upon management’s assessment of the realizability of our deferred tax assets in the U.S. and U.K., a full valuation allowance continued to be recorded at March 31, 2012.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for continuing operations for the three months ended March 31, 2012 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q3 FY2011	Q4 FY2011	Q1 FY2012	Q2 FY2012	Q3 FY2012
Bookings	$39.0	$34.0	$32.1	$45.2	$39.5
Secured revenue	$54.9	$44.7	$39.0	$45.1	$50.5

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

Bookings for the three months ended March 31, 2012 were $39.5 million, an increase of 1.4% compared with $39.0 million for the same prior year period. Excluding foreign exchange rate differences, bookings were up 3.4% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:

•	a 3.9% increase in U.S. bookings, mainly as a result of timing differences;

•	a 4.1% increase in Canadian bookings, mainly as a result of timing differences;

•

a 13.3% decrease in U.K. bookings, mainly as a result of the expected effects of our restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on core markets and key solutions areas;

•	an 8.4% decrease in French bookings, mainly as a result of a large, one-time research project booked during the three months ended March 31, 2011; and

•

a 10.0% increase in German bookings, mainly as a result of winning certain projects during the quarter that had been deferred as a result of delays in spending by certain of our German clients during the first half of fiscal 2012.

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

Secured revenue for the three months ended March 31, 2012 was $50.5 million, a decrease of 8.0% compared with $54.9 million for the same prior year period. Excluding foreign exchange rate differences, secured revenue was down 7.0% over the same prior year period. The decrease in secured revenue was mainly impacted by the bookings declines we experienced during the first half of fiscal 2012.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities, for the nine months ended March 31:

	2012	2011
Net cash provided by operating activities	$3,588	$1,100
Net cash used in investing activities	(427)	(577)
Net cash used in financing activities	(3,568)	(3,439)

Net cash provided by operating activities. Net cash provided by operating activities was $3,588 for the nine months ended March 31, 2012, compared with $1,100 provided by operating activities for the same prior year period. The change was primarily due to our improved efforts in closely managing our cash, which resulted in improved working capital during the nine months ended March 31, 2012 compared with the same prior year period.

Net cash used in investing activities. Net cash used in investing activities was $427 for the nine months ended March 31, 2012, compared with $577 for the same prior year period. Investing activities for the nine months ended March 31, 2012 and 2011 consisted solely of capital expenditures.

Net cash used in financing activities. Net cash used in financing activities was $3,568 for the nine months ended March 31, 2012, compared with $3,439 for the same prior year period. Cash used during both periods was for required principal payments on our outstanding debt, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and the exercise of employee stock options. Additionally, net cash used in financing activities included $19 used during the three months ended March 31, 2012 in connection with repurchases of our common stock made under our share repurchase program.

Working Capital

At March 31, 2012, we had cash and cash equivalents of $13,167 compared with $14,084 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on our execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panels, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $500 and $1,000 during the fiscal year ending June 30, 2012.

Credit Facilities

The required principal repayments under our credit agreement for the remaining three months of the fiscal year ending June 30, 2012 and each of the two succeeding fiscal years are set forth in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2012, we had no outstanding borrowings under our revolving line of credit and $347 of outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

At June 30, 2011, we were not in compliance with certain financial covenants under our credit agreement largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. On September 27, 2011, these covenant violations were permanently waived through an amendment agreement and waiver, as more fully described above under “Significant Events – Amendment Agreement and Waiver” and in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

At March 31, 2012, the Company was in compliance with all of the covenants under the credit agreement, as amended by the amendment agreement and waiver.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 8, “Borrowings”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

At March 31, 2012, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended March 31, 2012 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed by us with the SEC on September 28, 2011.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at March 31, 2012 and for the nine months then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At March 31, 2012, we had outstanding debt under our credit facilities of $7,191. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013. The additional applicable margin is set at 5.50% through March 31, 2012, resulting in an effective interest rate of 9.82% on our outstanding debt at March 31, 2012.

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

Foreign exchange translation gains and losses are included in our results of operations since we consolidate the results of our international operations, which are denominated in each country’s functional currency, with our U.S. results. The impact of translation gains or losses on net income from consolidating foreign subsidiaries was not material for the periods presented. We have historically had low exposure to changes in foreign currency exchange rates upon consolidating the results of our foreign subsidiaries with our U.S. results due to the size of our foreign operations in comparison to our consolidated operations. However, if the operating profits of our international operations increase as a percentage of our consolidated operations, our exposure to the appreciation or depreciation in the U.S. Dollar could have a more significant impact on our net income (loss) and cash flows. Thus, we evaluate our exposure to foreign currency fluctuation risk on an ongoing basis.

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

We performed a sensitivity analysis at March 31, 2012. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the monthly activity for our Repurchase Program for the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 1, 2012 through March 31, 2012	18,300	$1.06	18,300	$2,981

Total	18,300	$1.06	18,300	$2,981

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Index

10.1*	Termination Agreement, dated February 29, 2012, by and among Harris Interactive Inc., Angrisani Turnarounds, LLC and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.2*	Employment Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.3*	Restricted Stock Agreement, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.4*	Incentive Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.5*	Non-Qualified Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.6	Letter Agreement, dated March 9, 2012, by and between Harris Interactive Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2012 and incorporated herein by reference).

10.7*	Settlement Agreement between Harris Interactive Inc. and Kimberly Till dated March 19, 2012.

10.8*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.9*	Form of Non-Qualified Stock Option Agreement Amendment No. 1 between Harris Interactive Inc. and certain employees (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.10*	Form of Restricted Stock Agreement between Harris Interactive Inc. and certain employees (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.11*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.12*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Michael de Vere (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.13*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Todd Myers (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2012	Harris Interactive Inc.

	By:	/s/ Eric W. Narowski
Eric W. Narowski
Chief Financial Officer
(On Behalf of the Registrant and as
Principal Financial and Accounting Officer)

Exhibit Index

10.1*	Termination Agreement, dated February 29, 2012, by and among Harris Interactive Inc., Angrisani Turnarounds, LLC and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.2*	Employment Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.3*	Restricted Stock Agreement, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.4*	Incentive Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.5*	Non-Qualified Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.6*	Letter Agreement, dated March 9, 2012, by and between Harris Interactive Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2012 and incorporated herein by reference).

10.7*	Settlement Agreement between Harris Interactive Inc. and Kimberly Till dated March 19, 2012.

10.8*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.9*	Form of Non-Qualified Stock Option Agreement Amendment No. 1 between Harris Interactive Inc. and certain employees (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.10*	Form of Restricted Stock Agreement between Harris Interactive Inc. and certain employees (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.11*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.12*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Michael de Vere (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.13*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Todd Myers (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement