Form 10-K
period 2012-06-30
HARRIS INTERACTIVE INC
filed 2012-09-25
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	16-1538028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Corporate Woods, Rochester, New York	14623
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(585) 272-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑

The aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2011, was $28,435,481.

On September 17, 2012, 57,392,195 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on October 30, 2012, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to Harris Interactive (the “Company”) on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section of this Annual Report on Form 10-K and as set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization, restructuring and related charges, quarterly variations in financial results, the Company’s ability to maintain compliance with certain NASDAQ listing requirements, actions of competitors, the Company’s ability to develop and maintain products and services attractive to the market, and the Company’s ability to remain in compliance with the financial covenants in its credit agreement.

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

Our corporate headquarters are located in Rochester, New York. Our fiscal year ends June 30th.

Mergers, Acquisitions and Divestitures

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

•

September 2001 — M&A Create Limited, a privately-owned company headquartered in Tokyo, Japan; in May 2005, we completed the sale of our Japanese subsidiaries, M&A Create Limited, Adams Communications Limited, and Harris Interactive Japan, K.K., in a management buy-out,

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

•

August 2007 — Marketshare Limited, a company incorporated under the laws of Hong Kong, and Marketshare Pte Ltd, a company incorporated under the laws of Singapore (collectively, “Marketshare”). Our operations in Asia ceased in September 2011.

Business Overview

Harris Interactive is a professional services firm that provides full service market research and polling services which include ad-hoc and customized qualitative and quantitative research, service bureau research (conducted for other market research firms), and long-term tracking studies.

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

We conduct a significant portion of our market research using online data collection. We also conduct data collection through, among others, mail and telephone surveys, focus groups, and personal interviews. During fiscal 2012, our telephone data collection was conducted through our telephone data collection centers in Canada and, prior to the sale of our U.K. telephone data collection center to a third-party in August 2011 and the closure of our telephone data collection centers in Hong Kong and Singapore in September 2011, the U.K., Hong Kong and Singapore. In fiscal 2012, we also used third party telephone data collection providers.

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

Service Bureau Research

Through our service bureau group, we provide our market research industry and other clients with mixed-mode data collection, panel development services, access to respondents through a sample-only offering, and syndicated and tracking research consultation.

Multi-Client Research

We offer a portfolio of multi-client offerings — specialized studies that are available immediately or, in some cases, within a very short time period. These studies span a variety of issues and industries, and the same studies are sold to multiple clients.

Omnibus Research

Our omnibus services cover a range of online, telephone and face-to-face solutions that are offered worldwide. These services allow our clients to obtain fast information at a lower cost than traditional custom market research studies.

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2012 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America (“GAAP”) under the Financial Accounting Standards Board (“FASB”) guidance for research and development expenses.

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

Our Clients

At June 30, 2012, we had approximately 1,400 clients. No single client accounted for more than 10% of our consolidated revenue.

Our Competition and Competitive Advantages

We compete with numerous market research firms, as well as corporations and individuals that perform market research studies on an isolated basis, many of which have market shares or financial and marketing resources larger than our own. Our competitors include, but are not limited to, GfK AG, Ipsos SA, and companies within Kantar (owned by WPP Group plc), including TNS and Millward Brown.

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

•

Our Specialty Sub-Panels — we have developed numerous specialty sub-panels of hard-to-find respondents. Our clients value our ability to survey these hard to find subjects. Many of our clients have asked us to develop specialty sub-panels exclusively for their use.

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

Financial Information about Geographic Areas

We are comprised of operations in North America and Europe. Non-U.S. market research is comprised of operations in Canada, the United Kingdom, France and Germany. Our operations in Asia ceased as of September 30, 2011 and are classified as discontinued operations for all current and prior periods presented herein. There were no intercompany transactions that materially affected our financial statements, and all intercompany sales have been eliminated upon consolidation.

Our business model for offering market research is consistent across the geographic regions in which we operate. Geographic management facilitates local execution of our global strategies. We maintain global leaders with responsibility across all geographic regions for the majority of our critical business processes, and the most significant performance evaluations and resource allocations made by our chief operating decision-maker are made on a global basis. Accordingly, we have concluded that we have one reportable segment.

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2012	2011	2010
Revenue from services
United States	$87,190	$92,885	$96,942
Canada	22,551	23,160	20,653
United Kingdom	15,264	22,864	28,398
France	14,536	14,092	11,764
Germany	7,962	7,663	5,790

Total revenue from services	$147,503	$160,664	$163,547

Operating income (loss)
United States	$(855)	$(2,298)	$2,361
Canada	(333)	(1,330)	(2,277)
United Kingdom	(2,533)	(4,371)	(627)
France	264	1,475	765
Germany	651	490	154

Total operating loss	$(2,806)	$(6,034)	$376

Long-lived assets
United States	$909	$1,641	$2,964
Canada	276	431	1,093
United Kingdom	459	976	1,300
France	742	108	92
Germany	114	135	118

Total long-lived assets	$2,500	$3,291	$5,567

Deferred tax assets (liabilities)
United States	$—	$—	$—
Canada	(1,458)	(1,706)	(1,709)
United Kingdom	—	—	—
France	(51)	(145)	(196)
Germany	56	(38)	(111)

Total deferred tax assets (liabilities)	$(1,453)	$(1,889)	$(2,016)

During fiscal 2012, 2011 and 2010, 59.1%, 57.8% and 59.3%, respectively, of our total consolidated revenue was derived from our U.S. operations, and 40.9%, 42.2% and 40.7%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.

See “Item 1A. Risk Factors” below for a description of certain risks attendant to our non-U.S. operations.

Backlog

At June 30, 2012, we had a revenue backlog, also referred to as secured revenue, of approximately $42,502, as compared to a revenue backlog of approximately $44,711 at June 30, 2011. We estimate that substantially all of the backlog at June 30, 2012 will be recognized as revenue from services during the fiscal year ending June 30, 2013, based on our experience from prior years.

Employees

At June 30, 2012, we employed a total of 564 full-time individuals on a worldwide basis, 298 of whom were employed in the United States. In addition, we employed 120 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 8 of whom were employed in the United States. Temporary employees and hourly call center staff are not included in these headcount numbers.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of September 24, 2012. These individuals have been appointed by and are serving at the pleasure of the board of directors of the Company (the “Board”).

Name	Age	Position
Al Angrisani	63	President, Chief Executive Officer and Vice Chairman
Michael de Vere	39	President and Chief Executive Officer, U.S. Business Groups
Marc H. Levin	39	Chief Operating Officer, Chief Administrative Officer, General Counsel and Corporate Secretary
Todd Myers	43	Chief Operating Officer, U.S. Business Groups
Eric W. Narowski	43	Chief Financial Officer, Principal Accounting Officer and Global Controller

Al Angrisani is our President and Chief Executive Officer, and serves as Vice Chairman of our Board of Directors, positions he has held since February 2012. Mr. Angrisani served as our Interim Chief Executive Officer from June 2011 to February 2012. He also currently serves as Chairman and Chief Executive Officer of Angrisani Turnarounds, LLC, an advisory firm for underperforming companies. Mr. Angrisani served as President and Chief Executive Officer of Greenfield Online, a provider of global consumer attitudes about products and services, from September 2005 until it was acquired by the Microsoft Corporation in October 2008, and then provided consulting services to Microsoft Corporation related to the acquisition until September 2009. Between November 2001 and April 2004, Mr. Angrisani served as President and Chief Operating Officer of Harris Interactive. Prior to this role, he served as President and Chief Executive Officer of Total Research Corporation from July 1998 through the Company’s merger with Harris Interactive in November 2001. Earlier in his career, Mr. Angrisani served as President Reagan’s U.S. Assistant Secretary of Labor and Chief of Staff, and as a Vice President of Chase Manhattan Bank in New York.

Michael de Vere is our President and Chief Executive Officer, U.S. Business Groups, positions he has held since June 2011 and March 2012, respectively. From January 2011 to June 2011, Mr. de Vere served as our President, U.S. Client Services. From September 2010 to January 2011, Mr. de Vere led our U.S. Healthcare group. From August 2009 to September 2010, Mr. de Vere led our Global Sales and Marketing function and our U.S. Technology, Media & Entertainment group. Prior to joining us, Mr. de Vere served as Chief Operations Officer for Radius Financial, Inc. from March 2008 to August 2009. From February 1999 to March 2008, Mr. de Vere served in progressively senior roles at J.D. Power and Associates, most recently as Executive Director of Proprietary Research.

Marc H. Levin is our Chief Operating Officer, a position he has held since March 2012. He continues to serve as our Chief Administrative Officer, a position he has held since June 2011, and as our General Counsel and Corporate Secretary, positions he has held since April 2009. He held the additional title of Executive Vice President from May 2010 to February 2012, and the additional title of Senior Vice President from April 2009 to April 2010. He also served as our interim Head of Human Resources from January 2010 to April 2010. Prior to joining us, Mr. Levin spent five years at TNS, serving as Senior Vice President and General Counsel, North America from June 2007 to March 2009, Vice President and Senior Corporate Counsel, North America from May 2006 to May 2007, and Corporate Counsel, North America from April 2004 to April 2006. Before joining TNS, Mr. Levin was a senior associate in the New York City office of the law firm Thacher Proffitt & Wood, where he specialized in corporate and securities law.

Todd Myers is our Chief Operating Officer, U.S. Business Groups, a position he has held since March 2012. He served as our Interim Head of Technology, Operations and Panel, and Senior Vice President from June 2011 to March 2012. From December 2009 to June 2011, Mr. Myers served as our Senior Vice President, Global Operations. Prior to joining us, Mr. Myers spent more than three years at TNS, serving as Senior Vice President of North American Operations from August 2009 to December 2009 and as Senior Vice President, Operations, from June 2006 to August 2009. Before joining TNS, Mr. Myers served in senior operations roles at Opinion Research Corporation, Roper Starch Worldwide and Response Analysis Corporation.

Eric W. Narowski is our Chief Financial Officer, a position he has held since March 2012. He continues to serve as our Principal Accounting Officer and Global Controller, positions he has held since February 2006 and October 2007, respectively. From November 2009 to October 2010 and again from June 2011 to March 2012, he also served as our interim Chief Financial Officer. He held the additional title of Senior Vice President from October 2007 to March 2012. From January 2000 to October 2007, Mr. Narowski served as our Vice President, Corporate Controller. Mr. Narowski joined us in July 1997 as our Controller, and is a New York State Certified Public Accountant.

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

No one client accounts for more than 10% of our revenues and a significant portion of our revenues are derived on a project by project basis. We must continuously replace completed work with new projects from both existing and new clients, and competitive pressures may make it more difficult for us to do so and to sustain and grow our revenues. Additionally, a portion of our business involves longer-term tracking studies, which are often renewable on an annual basis. Non-renewal of a large tracking study can have an immediate disproportionate impact on our revenues, and we may have a lag time in replacing the non-renewed tracking study or adjusting our cost structure to reflect the effects of the non-renewal.

Our outstanding debt obligations and ability to comply with related covenants could impact our financial condition or future operating results.

At June 30, 2012, we had $6.0 million outstanding under our credit agreement, which provides for an amortizing term loan with quarterly payments and, subject to certain conditions, the availability of a maximum amount of $5.0 million under a revolving credit facility.

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

Privacy and data protection laws may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage, and transfer of personally identifiable information both abroad and in the United States. Compliance with these laws and regulations may require us to make certain investments or may dictate that we not offer certain types of products and services or only offer such services or products after making necessary modifications. Failure to comply with these laws and regulations may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use, and liability under contractual warranties. In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries including the United States have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. These or future initiatives may adversely affect our ability to generate or assemble data or to develop or market current or future products or services, which could negatively impact our business.

Our services involve the storage and transmission of proprietary information. If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure and panelists and survey respondents may hold us liable for disclosure of personal data, and customers may hold us liable or reduce their use of our services.

We store and transmit large volumes of proprietary information and data that contains personally identifiable information about individuals. Security breaches could expose us to a risk of loss of this information, litigation and possible liability, and our reputation could be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients.

Any unauthorized disclosure or theft of private information we gather could harm our business.

Unauthorized disclosure of personally identifiable information regarding our panelists and survey respondents, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personally identifiable information, or client confidential information, or if a third party were to gain unauthorized access to the personally identifiable or client confidential information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by panel members or pursuant to the agreements with our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain panelists, and have an adverse impact on our business.

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

We may, however, require additional cash resources due to unanticipated business conditions, to repay indebtedness or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek to obtain additional borrowings or to monetize non-core assets. We cannot guarantee that we will be able to do so on acceptable terms or at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations. Further, our ability to access our revolving line of credit is subject to our compliance with the terms and conditions of our credit agreement, including financial covenants, the details of which are described in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K. There can be no assurance that we will remain in compliance with such terms and conditions.

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth.

Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, currency exchange fluctuations, problems in collecting accounts receivable and longer collection periods, issues related to repatriation of earnings of foreign subsidiaries, Internet access restrictions, protecting intellectual property rights in international jurisdictions, political instability, and anti-U.S. sentiment or terrorist activity against U.S. interests abroad. We have little or no control over these risks. For example, we have encountered more restrictive privacy laws in connection with our business operations in Europe, which have inhibited the growth of our European online panel. There can be no assurance we can effectively limit these risks, which could materially adversely affect our business, financial condition and results of operations.

We rely on services provided by off-shore providers, the disruption of which could adversely impact our business

We rely on off-shore providers to provide certain of our programming and data processing services, as well as telephone and online data collection. Political or economic instability in countries where such support services are provided, or a significant increase in the costs of such services, could adversely affect our business. From time to time, laws and regulations are proposed in the jurisdictions where we operate that would restrict or limit the benefits of off-shore operations, the enactment of which could further harm our business. If any of these risks were to be realized and assuming that similar off-shore provider relationships could not be established, our results of operations and financial condition could be materially affected.

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

To maintain our listing on The NASDAQ Global Select Market we must satisfy certain minimum financial and other continued listing standards. On June 13, 2011, we received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that we were not in compliance with the $1.00 per share minimum bid price requirement for continued inclusion on The NASDAQ Global Select Market set forth in NASDAQ Listing Rule 5450(a)(1) (the “Rule”), as a result of the bid price of our common stock having closed below $1.00 for the thirty consecutive business days prior to the date of the letter.

The Staff’s letter advised us that, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 12, 2011, to regain compliance. The letter further advised that such compliance could be achieved if, at any time before December 12, 2011, the bid price of our common stock closed at $1.00 or more per share for a minimum of ten consecutive business days.

We did not regain compliance with the Rule on or prior to December 12, 2011 and, accordingly, on December 13, 2011, we received a second letter from the Staff stating that our common stock would be subject to delisting from The NASDAQ Global Select Market as a result of the deficiency unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) on or before December 20, 2011.

Accordingly, we requested and received a hearing before the Panel. On February 21, 2012, we were notified by the Panel that our request for an extension of time to satisfy the $1.00 bid price requirement for continued listing on The NASDAQ Global Select Market was granted. Pursuant to the terms of the Panel’s decision, we were required to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days on or before June 11, 2012. On March 23, 2012, we received a notice from NASDAQ indicating that we had met the requirements of the Panel’s decision, and were in compliance with all other applicable requirements for listing on NASDAQ. Accordingly, the Panel determined to continue the listing of our securities on The NASDAQ Global Select Market, and closed the matter.

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

Our stock price may be volatile, and investors may not be able to resell shares of our common stock at or above the price they paid.

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

Our corporate headquarters and principal United States operating facility is located at 60 Corporate Woods, Rochester, New York, under an operating lease that expires in July 2015. We also lease offices in the following locations:

•	New York, New York;

•	Princeton, New Jersey;

•	Norwalk, Connecticut;

•	Reston, Virginia;

•	Minneapolis, Minnesota;

•	Ann Arbor, Michigan;

•	Portland, Oregon;

•	Brentford and Hazel Grove, United Kingdom;

•	Ottawa and Toronto, Ontario;

•	Montreal, Quebec;

•	Paris, France; and

•	Hamburg, Germany;

We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We continually assess the adequacy of our space needs relative to the size and scope of our business and have, from time to time, reduced our leased space accordingly. We are actively working to sublease excess office space in Princeton, New Jersey and Norwalk, Connecticut and do not have active operations at either office location. We believe that additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Information concerning each of our properties with material remaining lease obligations is as follows (amounts in thousands of U.S. Dollars):

Address	Location	Termination Date	Remaining Lease Obligation June 30, 2012
39 Rue Crozatier	Paris, France	September 2014	$2,545
101 Merritt 7 Corporate Park	Norwalk, Connecticut	May 2015	1,051
60 Corporate Woods	Rochester, New York	July 2015	4,207
160 Elgin	Ottawa, Ontario	February 2016	1,912
1080 Beaver Hall Hill	Montreal, Quebec	April 2016	809
5 Independence Way	Princeton, New Jersey	December 2018	4,193
Great West Road	Brentford, United Kingdom	June 2020	1,123

Item 3.	Legal Proceedings

In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “HPOL”. The following table shows, the high and low sales prices per share of our common stock on The NASDAQ Global Select Market for fiscal 2012 and 2011.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
Quarter Ended:
June 30	$1.35	$0.97	$1.18	$0.70
March 31	1.35	0.54	1.44	0.82
December 31	0.84	0.27	1.31	0.80
September 30	0.86	0.48	1.10	0.70

Holders

At September 10, 2012, our common stock was held by approximately 4,300 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for internal purposes, such as investing in our key strategic initiatives. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

The following table shows the monthly activity for the three months ended June 30, 2012 under the share repurchase program (the “Repurchase Program”) authorized by the Board on March 6, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2012 through April 30, 2012	—	$—	—	$—
May 1, 2012 through May 31, 2012	16,900	1.10	16,900	2,962
June 1, 2012 through June 30, 2012	29,907	1.08	29,907	2,930

Total	46,807	$1.08	46,807	$2,930

Performance Graph

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and a customized peer group of four companies that includes Aegis Group plc, GfK AG, Ipsos SA, and WPP Group plc. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (assuming the reinvestment of all dividends) from June 30, 2007 to June 30, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harris Interactive Inc., the NASDAQ Composite Index, the S&P Smallcap 600 Index,

and a Peer Group

	6/07	6/08	6/09	6/10	6/11	6/12
Harris Interactive Inc.	100.00	37.57	7.66	19.81	15.89	21.12
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
S&P Smallcap 600	100.00	85.33	63.73	78.79	107.97	109.51
Peer Group	100.00	66.63	47.64	68.23	94.48	94.26

* $100 invested on 6/30/07 in stock or index, including reinvestment of dividends. Fiscal year ending June 30. Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The cumulative total shareholder return graph and accompanying information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C promulgated by the SEC or the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act. The cumulative total shareholder return graph and accompanying information shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.

Item 6.	Selected Financial Data

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data reported below includes the financial results of the following entities which we acquired as of the dates indicated: Decima (August 2007) and Marketshare (August 2007). In addition, information reported below has been reclassified to reflect our Asian operations as discontinued operations for all periods presented.

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Revenue from services	$147,503	$160,664	$163,547	$179,750	$236,203
Operating expenses:
Cost of services	91,902	105,976	103,987	112,354	118,392
Selling, general and administrative	46,270	49,701	52,430	63,907	102,711
Depreciation and amortization	4,607	5,921	6,576	7,445	8,322
Restructuring and other charges	7,530	5,100	178	12,010	3,847
Goodwill impairment charge	—	—	—	39,511	84,920

Total operating expenses	150,309	166,698	163,171	235,227	318,192

Operating income (loss)	(2,806)	(6,034)	376	(55,477)	(81,989)
Interest expense, net	689	1,171	1,827	2,944	794
Loss on extinguishment of debt	—	—	724	—	—

Loss from continuing operations before income taxes	(3,495)	(7,205)	(2,175)	(58,421)	(82,783)

Provision (benefit) for income taxes	234	492	(1,052)	15,841	(511)

Loss from continuing operations	(3,729)	(7,697)	(1,123)	(74,262)	(82,272)
Loss from discontinued operations, net of tax	(1,854)	(756)	(1,043)	(1,069)	(2,346)

Net loss available to holders of common stock	$(5,583)	$(8,453)	$(2,166)	$(75,331)	$(84,618)

Basic and diluted net loss per share:
Continuing operations	$(0.07)	$(0.14)	$(0.02)	$(1.39)	$(1.56)
Discontinued operations	(0.03)	(0.01)	(0.02)	(0.02)	(0.04)

Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.04)	$(1.41)	$(1.60)

Weighted-average shares outstanding — basic and diluted	55,383,780	54,566,590	54,089,971	53,547,670	52,861,354

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$11,456	$14,084	$13,842	$16,635	$32,756
Marketable securities	$—	$—	$—	$1,010	$—
Working capital	$(1,323)	$3,529	$8,128	$11,580	$33,514
Total assets	$57,386	$71,848	$73,130	$84,527	$187,049
Outstanding debt	$5,993	$10,787	$15,581	$22,506	$29,431
Total stockholders’ equity	$6,085	$11,472	$16,034	$18,123	$98,636

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For our fiscal year ended June 30, 2012:

•

Revenue from services was $147,503, down 8.2% from fiscal 2011. Excluding foreign exchange rate differences, revenue was down 8.1% from fiscal 2011. The decrease was driven by declines in the U.S., U.K. and Canada, as discussed further under “Results of Operations – Fiscal Year Ended June 30, 2012 Versus Fiscal Year Ended June 30, 2011”.

•

Bookings were down 8.1% compared with the same prior year period, excluding foreign exchange rate differences. The decrease was driven by decreased bookings in the U.S., U.K. and Canada, as discussed further under “Significant Factors Affecting Company Performance – Key Operating Metrics”.

•

Our operating loss was $2,806, compared with $6,034 for the same prior year period. Our operating loss for fiscal 2012 included $7,530 in restructuring and other charges, compared with $5,100 for fiscal 2011. These restructuring and other charges were deemed necessary to right-size our business.

•

We had $11,456 in cash at June 30, 2012, down from $14,084 at June 30, 2011. While cash decreased, it is important to note that our cash funded our debt principal payments and payments related to restructuring and other charges during fiscal 2012.

•	Our outstanding debt at June 30, 2012 was $5,993, down from $10,787 at June 30, 2011 as a result of quarterly principal payments made throughout fiscal 2012.

Significant Events

Amendment Agreement and Waiver

At June 30, 2011, we were not in compliance with the leverage and interest coverage ratio covenants contained in our credit agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. As a result, on September 27, 2011, we entered into an amendment agreement and waiver to our credit agreement. Pursuant to the amendment agreement and waiver, these covenant violations were permanently waived. The amendment agreement and waiver includes both the addition and modification of certain definitions, terms, and financial covenants in our credit agreement. Obligations under our credit agreement continue to be secured by our domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, we evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that the amendment agreement and waiver did not result in an extinguishment of debt.

The credit facilities under our credit agreement consist of our term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to our satisfaction of certain conditions. Pursuant to the amendment agreement and waiver, until we achieved trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or our net U.S. accounts receivable, defined as our U.S. accounts receivable plus our U.S. unbilled accounts receivable, less our deferred revenue. The amendment agreement and waiver did not change the principal amount outstanding under, or the payment terms of, the term loan. Pursuant to the amendment agreement and waiver, the manner in which outstanding amounts accrue interest remained unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate were fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

The amendment agreement and waiver impacted certain financial covenants, as follows:

•

The consolidated interest coverage ratio and consolidated total leverage ratio covenants contained in our credit agreement were suspended for the fiscal quarters ended September 30, 2011, December 31, 2011 and March 31, 2012. During each of those fiscal quarters, we were subject to trailing twelve month adjusted EBITDA covenants of $4,548, $3,817 and $4,424, respectively.

•	For fiscal quarters commencing on or after April 1, 2012, we are subject to the consolidated interest coverage ratio and consolidated total leverage ratio covenants contained in our credit agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 was limited to amounts agreed upon in the amendment agreement and waiver.

•	We were required to maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, and now are again subject to only a minimum global cash requirement of $5,000.

At June 30, 2012, we were in compliance with all of the covenants under our credit agreement, as amended by the amendment agreement and waiver agreement.

Restructuring and Other Charges

Restructuring

Fiscal 2012

During fiscal 2012, we continued to take actions designed to re-align the cost structure of our U.S. and U.K. operations.

•	We reduced headcount at our U.S. facilities throughout fiscal 2012, as follows:

•

During the first quarter of fiscal 2012, we reduced headcount by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed by February 2012.

•

During the second quarter of fiscal 2012, we reduced headcount by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed by March 2012.

•

During the fourth quarter of fiscal 2012, we reduced headcount by a total of 20 full-time employees and incurred $644 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in June 2012 and all actions were completed at that time. Related cash payments will be completed by December 2012.

•

During the first quarter of fiscal 2012, we reduced headcount at our U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed by January 2012.

•

Throughout fiscal 2012, we reduced our occupancy of leased office space. Specifically, we reduced our occupancy of leased office space at our Rochester, New York, Princeton, New Jersey, Reston, Virginia, Brentford, United Kingdom, and Ottawa, Canada facilities. We incurred $5,705 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by June 2012, and all cash payments will be completed by June 2015.

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

During the fourth quarter of fiscal 2011, we reduced our occupancy of leased office space at our Norwalk, Connecticut, Brentford, United Kingdom, and Portland, Oregon facilities. We incurred $1,942 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed in June 2011, and all cash payments will be completed in June 2015.

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in our consolidated statements of operations for the fiscal years ended June 30:

	2012	2011	2010
Termination benefits	$2,301	$1,165	$—
Lease commitments	5,705	1,942	—

	$8,006	$3,107	$—

The following table summarizes activity during fiscal 2012 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, June 30, 2012
Termination benefits	$422	$2,301	$(7)	$(2,418)	$—	$298
Lease commitments	2,212	5,705	(41)	(1,598)	—	6,278

Remaining reserve	$2,634	$8,006	$(48)	$(4,016)	$—	$6,576

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on our consolidated statements of operations for the fiscal years ended June 30, 2012, 2011 and 2010 included the following:

•

Post-employment payments to former senior executives — In connection with their departures from the Company during fiscal 2011, we reached negotiated settlements with Kimberly Till, Pavan Bhalla and Enzo Micali. Under the separation agreements, as modified, cash payments to Ms. Till are due to be completed in December 2012, while all cash payments to Messrs. Bhalla and Micali were completed during fiscal 2012.

•

Other — For fiscal 2011, “Other” included costs associated with reorganizing the operational structure of our Canadian operations. In October 2011, our obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized at that time. For fiscal 2010, “Other” included costs incurred to close our telephone-based data collection center in Brentford, United Kingdom.

	2012	2011	2010
Post-employment payments to former senior executives	$(97)	$1,312	$—
Other	(331)	681	178

	$(428)	$1,993	$178

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

In connection with our closure of Harris Asia, the following charges were initially recognized in the “Restructuring and other charges” line shown on our unaudited consolidated statements of operations for the fiscal quarters ended September 30, 2011 and December 31, 2011:

Writeoff of intangible assets	$489
Termination benefits to former employees	390
Payments to terminate office and equipment leases	231
Professional fees	180
Writeoff of fixed assets	149
Other	(23)

$1,416

The foregoing charges were reclassified to discontinued operations for the fiscal quarter ended March 31, 2012, since all significant future cash flows attributable to Harris Asia had been eliminated at that time.

The revenues and losses attributable to Harris Asia and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2012	2011	2010
Revenues	$493	$4,600	$4,868
Loss from discontinued operations	(1,854)	(756)	(1,043)

The assets and liabilities of the discontinued operations were as follows:

	At June 30, 2012	At June 30, 2011
Cash and cash equivalents	$—	$140
Accounts receivable, net	—	1,433
Prepaid expenses and other current assets	—	32
Property, plant and equipment, net	—	156
Other intangibles, net	—	541
Other assets	—	59

Assets from discontinued operations	$—	$2,361

Accounts payable	$—	$213
Accrued expenses	181	325
Deferred revenue	—	475

Liabilities from discontinued operations	$181	$1,013

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2012 include:

•	Revenue recognition;

•	Impairment of other intangible assets;

•	Impairment of long-lived assets;

•	Income taxes;

•	Stock-based compensation;

•	HIpoints loyalty program; and

•	Contingencies and other accruals.

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

Revenue Recognition

We recognize revenue from services on a proportional performance basis. In assessing contract performance, both input and output criteria are reviewed. Costs incurred are used as an objective input measure of performance. The primary input of all work performed under these arrangements is labor. As a result of the relationship between labor and cost, there is normally a direct relationship between the costs incurred and the proportion of the contract performed to date. Costs incurred as an initial proportion of expected total costs is used as an initial proportional performance measure. This indicative proportional performance measure is always subsequently validated against more subjective criteria (i.e., relevant output measures) such as the percentage of interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

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

We are required to amortize intangible assets with estimable useful lives over their respective estimated useful lives to the estimated residual values, and to review intangible assets with estimable useful lives for impairment in accordance with the FASB guidance for property, plant and equipment.

Impairment of Long-Lived Assets

We account for the impairment or disposal of long-lived assets in accordance with the FASB guidance for property, plant and equipment. Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is performed when we have committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

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

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for future tax consequences attributable to operating loss carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases.

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

Expected volatility and the expected life of the options granted, both of which impact the fair value of the options calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2012, 2011 and 2010, respectively, are set forth in Note 14, “Stock-Based Compensation”, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

HIpoints Loyalty Program

Our HIpoints loyalty program is designed to reward respondents who register for our online panel, complete online surveys and refer others to join our online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product folio at any time prior to expiration. Points awarded under the HIpoints program expire after twelve months of account inactivity, if a panelist cancels his or her registration or opts out of the program, or if the e-mail address used by a panelist for the program is no longer valid. We maintain a reserve for our obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on our actual redemption rates since the inception of the program. An actual redemption rate that differs from the expected redemption rate could have a material impact on our results of operations.

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

Cost of Services

Our direct costs associated with generating revenues principally consist of the following items:

•

Project Personnel — Project personnel have four distinct roles: project management, survey design, data collection, and data analysis. We maintain project personnel in North America and Europe. Labor costs are specifically allocated to the projects they relate to. We utilize a timekeeping system that tracks the time of project personnel as incurred for each specific revenue-generating project to determine the labor costs allocable to such project.

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

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes current and deferred income taxes. A valuation allowance is recorded when it is necessary to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of our valuation allowance and adjust it based on whether or not our assessment indicates that it is more likely than not that these benefits will be realized.

Results of Operations

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2012	%	2011	%	2010	%
Revenue from services	$147,503	100.0%	$160,664	100.0%	$163,547	100.0%
Operating expenses:
Cost of services	91,902	62.3	105,976	66.0	103,987	63.6
Selling, general and administrative	46,270	31.4	49,701	30.9	52,430	32.1
Depreciation and amortization	4,607	3.1	5,921	3.7	6,576	4.0
Restructuring and other charges	7,530	5.1	5,100	3.2	178	0.1

Operating income (loss)	(2,806)	(1.9)	(6,034)	(3.8)	376	0.2
Interest expense, net	689	0.5	1,171	0.7	1,827	1.1
Loss on extinguishment of debt	—	—	—	—	724	0.4

Loss from continuing operations before taxes	(3,495)	(2.4)	(7,205)	(4.5)	(2,175)	(1.3)

Provision (benefit) for income taxes	234	0.2	492	0.3	(1,052)	(0.6)

Loss from continuing operations	(3,729)	(2.5)	(7,697)	(4.8)	(1,123)	(0.7)
Loss from discontinued operations, net of tax	(1,854)	(1.3)	(756)	(0.5)	(1,043)	(0.6)

Net loss	$(5,583)	(3.8)	$(8,453)	(5.3)	$(2,166)	(1.3)

Fiscal Year Ended June 30, 2012 Versus Fiscal Year Ended June 30, 2011

Revenue from services.    Revenue from services decreased by $13,161, or 8.2%, to $147,503 for fiscal 2012 compared with fiscal 2011. As more fully described below, revenue from services was impacted by several factors. Excluding foreign currency exchange rate differences, revenue from services in fiscal 2012 was down 8.1% compared with fiscal 2011.

North American revenue decreased by $6,304 to $109,741 for fiscal 2012 compared with fiscal 2011, a decrease of 5.4%. By country, North American revenue for fiscal 2012 was comprised of:

•

Revenue from U.S. operations of $87,190, down 6.1% compared with $92,885 for fiscal 2011. The decrease was primarily due to the revenue impact from bookings declines in our U.S. operations during fiscal 2012.

•

Revenue from Canadian operations of $22,551, down 2.6% compared with $23,160 for fiscal 2011. In local currency (Canadian Dollar), Canadian revenue decreased by 2.6% compared with fiscal 2011. The decrease was due primarily to the loss of a large project in the second quarter of fiscal 2012 and declines in bookings for our Canadian service bureau business during fiscal 2012.

European revenue decreased by $6,857 to $37,762 for fiscal 2012 compared with fiscal 2011, a decrease of 15.4%. By country, European revenue for fiscal 2012 was comprised of:

•

Revenue from U.K. operations of $15,264, down 33.2% compared with $22,864 for fiscal 2011. In local currency (British Pound), U.K. revenue decreased by 33.5% compared with fiscal 2011. The decrease was primarily due to the expected impact of our U.K. restructuring actions discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on core markets and key solutions areas.

•

Revenue from French operations of $14,536, up 3.2% compared with $14,092 for fiscal 2011. In local currency (Euro), French revenue increased by 5.5% compared with fiscal 2011. The increase was primarily due to the French management team’s focus on and success in selling to new and existing clients across several industry sectors during the first half of fiscal 2012.

•

Revenue from German operations of $7,962, up 3.9% compared with $7,663 for fiscal 2011. In local currency (Euro), German revenue increased by 2.5% compared with fiscal 2011. The increase was primarily due to winning and delivering certain projects during the second half of fiscal 2012 that had been deferred as a result of delays in spending by certain of our German clients during the first half of the fiscal year.

Cost of services.    Cost of services was $91,902 or 62.3% of total revenue for fiscal 2012, compared with $105,976 or 66.0% of total revenue for fiscal 2011. Cost of services for fiscal 2012 was principally impacted by direct labor savings and operational efficiencies derived from the restructuring actions discussed above under “Restructuring and Other Charges”.

Selling, general and administrative.    Selling, general and administrative expense for fiscal 2012 was $46,270 or 31.4% of total revenue, compared with $49,701 or 30.9% of total revenue for fiscal 2011. Selling, general and administrative expense was principally impacted by the following:

•	$1,967 decrease in payroll-related expense as a result of the headcount reductions during fiscal 2012, as described above under “Restructuring and Other Charges”; and

•	$1,344 decrease in rent expense as a result of reducing our facilities footprint during fiscal 2011 and 2012, as described above under “Restructuring and Other Charges”.

The remainder of the decrease in selling, general and administrative expense was the result of decreases across a number of other operating expense categories because of our continued efforts to properly align our cost structure with the needs of our business.

Depreciation and amortization.    Depreciation and amortization was $4,607 or 3.1% of total revenue for fiscal 2012, compared with $5,921 or 3.7% of total revenue for fiscal 2011. The decrease in depreciation and amortization expense for fiscal 2012 when compared with fiscal 2011 was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2012 combined with capital spending that was lower than historical levels as part of our overall focus on controlling costs.

Restructuring and other charges.    See above under “Restructuring and Other Charges” for further discussion regarding restructuring and other charges incurred during fiscal 2012 and 2011.

Interest expense, net.    Net interest expense was $689 or less than 1% of total revenue for fiscal 2012, compared with $1,171 or less than 1% of total revenue for fiscal 2011. The decrease in net interest expense for fiscal 2012 as compared with fiscal 2011 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes.    We recorded an income tax provision of $234 for fiscal 2012, compared with an income tax provision of $492 for fiscal 2011. For both fiscal 2011 and fiscal 2012, our tax provisions were comprised mainly of tax expense related to income in certain of our foreign jurisdictions.

Fiscal Year Ended June 30, 2011 Versus Fiscal Year Ended June 30, 2010

Revenue from services.    Revenue from services decreased by $2,883, or 1.8%, to $160,664 for fiscal 2011 compared with fiscal 2010. As more fully described below, revenue from services was impacted by several factors. Excluding foreign currency exchange rate differences, revenue from services in fiscal 2011 was down 2.9% compared with fiscal 2010.

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

•

Revenue from German operations of $7,663, up 32.4% compared with $5,790 for fiscal 2010. In local currency (Euro), German revenue increased by 32.5% compared with fiscal 2010. Similar to our French operations, the increase was driven mainly by continued success in selling to new and existing clients across several industry sectors.

Cost of services.    Cost of services was $105,976 or 66.0% of total revenue for fiscal 2011, compared with $103,987 or 63.6% of total revenue for fiscal 2010. Cost of services as a percentage of revenue for fiscal 2011 was impacted by the differing types of custom research projects performed when compared with fiscal 2010.

Selling, general and administrative.    Selling, general and administrative expense for fiscal 2011 was $49,701 or 30.9% of total revenue, compared with $52,430 or 32.1% of total revenue for fiscal 2010. Selling, general and administrative expense was principally impacted by the following:

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

Depreciation and amortization.    Depreciation and amortization was $5,921 or 3.7% of total revenue for fiscal 2011, compared with $6,576 or 4.0% of total revenue for fiscal 2010. The decrease in depreciation and amortization expense for fiscal 2011 when compared with fiscal 2010 was the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2011 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges.    See above under “Restructuring and Other Charges” for further discussion regarding restructuring and other charges incurred during fiscal 2011. We did not incur any restructuring and other charges during fiscal 2010.

Loss on extinguishment of debt.    During fiscal 2010, we incurred a loss on extinguishment of debt of $724, of which $550 represented unamortized debt issuance costs, as a result of amending and restating our credit agreement on June 30, 2010. We did not incur a similar loss during fiscal 2011. Further financial information about our credit agreement is included in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Interest expense, net.    Net interest expense was $1,171 or less than 1% of total revenue for fiscal 2011, compared with $1,827 or 1.1% of total revenue for fiscal 2010. The decrease in net interest expense for fiscal 2011 as compared with fiscal 2010 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments, as well as the decline in our effective interest rate as a result of amending our credit agreement in June 2010.

Income taxes.    We recorded an income tax provision of $492 for fiscal 2011, compared with an income tax benefit of $1,052 for fiscal 2010. The tax provision for fiscal 2011 was comprised primarily of tax expense related to income in certain of our foreign jurisdictions. The tax benefit for fiscal 2010 was principally due to a U.S. tax law change which resulted in the recognition of an additional tax benefit of $1,103. In addition, a valuation allowance of approximately $300 was recorded during the three months ended June 30, 2010 against the net deferred tax assets of our U.K. operations due to the overall financial impact of revenue declines in that business.

Significant Factors Affecting Company Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics, by quarter, for the fiscal years ended June 30, 2011 and 2012, were as follows (U.S. Dollar amounts in millions):

	Q1 FY2011	Q2 FY2011	Q3 FY2011	Q4 FY2011	Total FY2011	Q1 FY2012	Q2 FY2012	Q3 FY2012	Q4 FY2012	Total FY2012
Bookings	$34.5	$54.4	$39.0	$34.0	$161.9	$32.1	$45.2	$39.5	$28.5	$145.3
Secured revenue	$41.9	$52.9	$54.9	$44.7	N/A	$39.0	$45.1	$50.5	$42.5	N/A

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

Bookings for the fiscal year ended June 30, 2012 were $145.3 million, compared with $161.9 million for the fiscal year ended June 30, 2011. Excluding foreign exchange rate differences, bookings were down 8.1% over the same prior year period. Bookings in local currency for the fiscal year ended June 30, 2012 compared with the fiscal year ended June 30, 2011 were principally impacted by the following:

•	U.S. bookings decreased by 5.2%, impacted significantly by our decision not to sell work that is not expected to yield sufficient profit margins.

•

Canadian bookings decreased by 14.2%, due primarily to the loss of a large project in the second quarter of fiscal 2012 and declines in bookings for our Canadian service bureau business during fiscal 2012.

•

U.K bookings decreased by 24.7%, due primarily to the expected impact of our restructuring actions in the first quarter of fiscal 2012 to scale back the U.K. business to focus on core markets and key solution areas.

•	German bookings decreased by 14.7%, due primarily to the loss of a large research project earlier in fiscal 2012.

•	French bookings increased by 2.5%, a modest increase over fiscal 2011.

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

Secured revenue helps us manage our future staffing levels more accurately and also is an indicator of the effectiveness of our marketing and sales initiatives. Based on our experience, projects included in secured revenue at the end of a fiscal period generally convert to revenue from services during the following twelve months.

Secured revenue at June 30, 2012 was $42.5 million, compared with $44.7 million at June 30, 2011. Excluding foreign currency exchange rate differences, secured revenue was down 4.9% over the same prior year period. The decrease was due primarily to the impact of bookings declines throughout fiscal 2012 when compared with fiscal 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities, for the fiscal years ended June 30:

	2012	2011	2010
Net cash provided by operating activities	$3,924	$3,983	$6,461
Net cash used in investing activities	(1,416)	(810)	(631)
Net cash used in financing activities	(4,816)	(4,555)	(7,031)

Net cash provided by operating activities.    Net cash provided by operating activities was $3,924 for fiscal 2012, essentially flat compared with $3,983 for fiscal 2011.

Net cash provided by operating activities was $3,983 for fiscal 2011, compared with $6,461 for fiscal 2010. The decrease in cash provided by operating activities was principally the result of an increase in fiscal 2011 net loss compared with fiscal 2010.

Net cash used in investing activities.    Net cash used in investing activities was $1,416 for fiscal 2012, compared with $810 for fiscal 2011. Investing activities during both fiscal 2011 and 2012 consisted solely of capital expenditures.

Net cash used in investing activities was $810 for fiscal 2011, compared with $631 for fiscal 2010. Investing activities for fiscal 2010 included capital expenditures, which were offset by $998 in proceeds from the maturities and sales of marketable securities. Investing activities for fiscal 2011 consisted solely of capital expenditures.

Net cash used in financing activities.    Net cash used in financing activities was $4,816 for fiscal 2012, compared with $4,555 for fiscal 2011. Cash used during both fiscal 2012 and 2011 was primarily for required principal payments on our outstanding debt and related amendment financing costs, along with repurchases of common stock through the Repurchase Program, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and the exercise of employee stock options.

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

Working Capital

At June 30, 2012, we had cash and cash equivalents of $11,456 compared with $14,084 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on our execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panels, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $1,000 and $1,500 during the fiscal year ending June 30, 2013.

Credit Facilities

The required principal repayments under our credit agreement for each of the two succeeding fiscal years are set forth in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K. At June 30, 2012, we had no outstanding borrowings under our revolving line of credit and $345 of outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

At June 30, 2011, we were not in compliance with certain financial covenants under our credit agreement largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. On September 27, 2011, these covenant violations were permanently waived through an amendment agreement and waiver, as more fully described above under “Significant Events – Amendment Agreement and Waiver” and in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K.

At June 30, 2012, we were in compliance with all of the covenants under our credit agreement, as amended by the amendment agreement and waiver.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Share Repurchase Program

Under the Repurchase Program, we repurchased 65,107 shares of our common stock at an average price per share of $1.08 for an aggregate purchase price of $70 during the fiscal year ended June 30, 2012. All shares repurchased were subsequently retired.

The Repurchase Program calls for up to $3,000 of share repurchases to be made at management’s discretion in the open market or through privately negotiated transactions from time to time through March 5, 2014 in compliance with applicable laws, rules, and regulations, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, our performance, and our compliance with the covenants under our credit agreement.

At June 30, 2012, the Repurchase Program had $2,930 in remaining capacity.

Off-Balance Sheet Risk Disclosure

At June 30, 2012 and 2011, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our consolidated contractual obligations and other commercial commitments at June 30, 2012 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$5,993	$4,794	$1,199	$—	$—
Interest obligations on long-term debt(1)	328	328	—	—	—
Operating lease obligations	18,012	4,924	9,565	2,501	1,022
Other long-term liabilities(2)	107	—	107	—	—

Total	$24,440	$10,046	$10,871	$2,501	$1,022

(1)	Interest obligations shown above were derived using an interest rate of 7.82%. This rate is a combination of the 4.32% that is fixed by our interest rate swap, and the 3.50% additional spread based on a pricing grid tied to our Consolidated Total Leverage Ratio. These rates are more fully described in Note 11, “Borrowings”, to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Amounts in the “1-3 Years” category represent liabilities associated with uncertain tax positions, determined in accordance with the FASB guidance for uncertain tax positions, as more fully described in Note 15, “Income Taxes”, to the consolidated financial statements included in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

See Note 3, “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted”, to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2012, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have two kinds of market risk exposures, interest rate exposure and foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.

In light of recent economic conditions, we reviewed the cash equivalents held by us. We do not believe that our holdings have a material liquidity risk under current market conditions.

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

We performed a sensitivity analysis at June 30, 2012. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Rochester, New York

September 25, 2012

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,456	$14,084
Accounts receivable, less allowances of $419 and $582, respectively	19,940	25,046
Unbilled receivables	7,513	7,580
Prepaid expenses and other current assets	3,859	3,588
Deferred tax assets	243	306
Assets from discontinued operations	—	2,361

Total current assets	43,011	52,965
Property, plant and equipment, net	2,500	3,291
Other intangibles, net	10,795	14,041
Other assets	1,080	1,551

Total assets	$57,386	$71,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,628	$9,308
Accrued expenses	21,643	20,924
Current portion of outstanding debt	4,794	4,794
Deferred revenue	10,088	13,397
Liabilities from discontinued operations	181	1,013

Total current liabilities	44,334	49,436
Long-term debt	1,199	5,993
Deferred tax liabilities	1,696	2,195
Other long-term liabilities	4,072	2,752
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2012 and 2011	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 57,399,291 shares issued and outstanding at June 30, 2012 and 55,417,531 shares issued and outstanding at June 30, 2011	57	55
Additional paid-in capital	188,535	186,648
Accumulated other comprehensive income	3,833	5,526
Accumulated deficit	(186,340)	(180,757)

Total stockholders’ equity	6,085	11,472

Total liabilities and stockholders’ equity	$57,386	$71,848

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2012	2011	2010
Revenue from services	$147,503	$160,664	$163,547
Operating expenses:
Cost of services	91,902	105,976	103,987
Selling, general and administrative	46,270	49,701	52,430
Depreciation and amortization	4,607	5,921	6,576
Restructuring and other charges	7,530	5,100	178

Total operating expenses	150,309	166,698	163,171

Operating income (loss)	(2,806)	(6,034)	376
Interest expense, net	689	1,171	1,827
Loss on extinguishment of debt	—	—	724

Loss from continuing operations before income taxes	(3,495)	(7,205)	(2,175)
Provision (benefit) for income taxes	234	492	(1,052)

Loss from continuing operations	(3,729)	(7,697)	(1,123)
Loss from discontinued operations, net of tax	(1,854)	(756)	(1,043)

Net loss	$(5,583)	$(8,453)	$(2,166)

Basic and diluted net loss per share:
Continuing operations	$(0.07)	$(0.14)	$(0.02)
Discontinued operations	(0.03)	(0.01)	(0.02)

Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.04)

Weighted-average shares outstanding — basic and diluted	55,383,780	54,566,590	54,089,971

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,583)	$(8,453)	$(2,166)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	5,555	7,451	8,145
Deferred taxes	(450)	(84)	(276)
Stock-based compensation	1,827	682	680
Writeoff of Asian intangible assets	489	—	—
Loss on disposal of property, plant and equipment	336	—	—
Non-cash portion of loss on extinguishment of debt	—	—	550
Amortization of deferred financing costs	102	70	442
Amortization of premium on marketable securities	—	—	2
(Increase) decrease in assets —
Accounts receivable	5,448	(1,331)	(1,254)
Unbilled receivables	(455)	633	(1,530)
Prepaid expenses and other current assets	(1,237)	(1,227)	2,051
Other assets	335	9	(153)
(Decrease) increase in liabilities —
Accounts payable	(1,564)	165	2,482
Accrued expenses	1,413	3,214	(636)
Deferred revenue	(3,619)	1,896	(847)
Other liabilities	1,327	958	(1,029)

Net cash provided by operating activities	3,924	3,983	6,461

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	—	—	998
Capital expenditures	(1,416)	(810)	(1,629)

Net cash used in investing activities	(1,416)	(810)	(631)

Cash flows from financing activities:
Credit agreement amendment financing costs	(86)	—	(296)
Repayments of borrowings	(4,794)	(4,794)	(6,925)
Proceeds from exercise of employee stock options and employee stock purchases	134	239	190
Repurchases of common stock	(70)	—	—

Net cash used in financing activities	(4,816)	(4,555)	(7,031)

Effect of exchange rate changes on cash and cash equivalents	(460)	1,448	(1,393)

Net increase (decrease) in cash and cash equivalents	(2,768)	66	(2,594)
Cash and cash equivalents at beginning of period, including cash from discontinued operations	14,224	14,158	16,752

Cash and cash equivalents at end of period	$11,456	$14,224	$14,158

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2009	53,964	$54	$184,860	$3,347	$(170,138)	$18,123
Comprehensive income (loss):
Net loss					(2,166)	(2,166)
Change in fair value of interest rate swap				(33)		(33)
Change in postretirement obligation, net of tax				242		242
Unrealized loss on marketable securities				(10)		(10)
Foreign currency translation				(988)		(988)

Total comprehensive loss						(2,955)

Issuance of stock for restricted stock grants and exercise of options	109
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	392		186			186
Stock-based compensation expense			680			680

Balance at June 30, 2010	54,465	$54	$185,726	$2,558	$(172,304)	$16,034
Comprehensive income (loss):
Net loss					(8,453)	(8,453)
Change in fair value of interest rate swap				304		304
Change in postretirement obligation, net of tax				(196)		(196)
Unrealized loss on marketable securities				(1)		(1)
Foreign currency translation				2,861		2,861

Total comprehensive loss						(5,485)

Issuance of stock for restricted stock grants and exercise of options	699		28			28
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	254	1	212			213
Stock-based compensation expense			682			682

Balance at June 30, 2011	55,418	$55	$186,648	$5,526	$(180,757)	$11,472
Comprehensive income (loss):
Net loss					(5,583)	(5,583)
Change in fair value of interest rate swap				108		108
Change in postretirement obligation, net of tax				(63)		(63)
Foreign currency translation				(1,738)		(1,738)

Total comprehensive loss						(7,276)

Issuance of stock for restricted stock grants and exercise of options	1,800	1	47			48
Issuance of common stock under Employee Stock Purchase Plan and U.K. Limited Share Incentive Plan	246	1	83			84
Repurchases of common stock	(65)		(70)			(70)
Stock-based compensation expense			1,827			1,827

Balance at June 30, 2012	57,399	$57	$188,535	$3,833	$(186,340)	$6,085

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended June 30, 2012, 2011 and 2010

(In thousands, except share and per share amounts)

1.	Description of Business

Harris Interactive Inc. (the “Company”) is a leading global market research firm that uses online, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.

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

Marketable Securities

The Company accounts for its investments in accordance with the Financial Accounting Standards Board (“FASB”) guidance for debt and equity securities. Investments for all periods presented have been classified as available-for-sale securities. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses, as well as interest and dividends on available-for-sale securities, are included in interest and other income. The cost of securities sold is based on the specific identification method.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

management to ensure that it is consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large client base. For fiscal 2012, 2011 and 2010, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

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

Since 2002, the Company has evaluated goodwill for impairment using the two-step process as prescribed in the FASB guidance. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for its reporting unit, the Company uses the fair value of the cash flows that its

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

In September 2011, the FASB issued updated guidance that now allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is then necessary to apply the two-step goodwill impairment test as prescribed by current guidelines. The Company adopted the updated guidance on January 1, 2012, as more fully described below in Note 3, “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted”.

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

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of the FASB guidance for internally developed software, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in the FASB guidance are included in other assets in the Company’s consolidated balance sheet and amounted to $986 and $1,596 at June 30, 2012 and 2011, respectively. Amortization expense related to these costs amounted to $948, $1,411 and $1,430 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Long-Lived Assets

In accordance with the FASB guidance for property, plant, and equipment, the Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, based on undiscounted cash flows to be generated from each asset group compared to the original estimates used in measuring the assets.

Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. A test for recoverability also is

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

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

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services. The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair value. The Company had $5,993 of outstanding debt at June 30, 2012 under its credit facilities, which is considered a financial instrument. The carrying amount of this debt approximates its fair value as the rate of interest on the Company’s term loans that are outstanding under its credit facilities reflect current market rates of interest for similar instruments with comparable maturities.

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

The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations as discussed below in Note 11, “Borrowings”, and the Company opted not to re-designate its interest rate swap as a cash flow hedge at September 30, 2011. As such, changes in the fair value of the interest rate swap were recorded through interest expense for the fiscal year ended June 30, 2012 and such treatment will continue for the foreseeable future.

Post-Employment Payments

The Company has entered into employment and letter agreements with certain of its executives and other employees that obligate the Company to make post-employment payments for varying periods of time and under terms and circumstances set forth in these agreements. In part, the payments are in consideration for obligations of the individuals not to engage in certain competitive activities after termination of their employment, and in part, the payments relate to other relationships between the parties. The Company accounts for its obligations under these agreements in accordance with the FASB guidance for non-retirement post-employment benefits.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

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

Panelist Incentives

The Company’s HIpoints loyalty program is designed to reward respondents who register for its panel, complete online surveys, and refer others to join its online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product portfolio at any time prior to expiration. Points awarded under the HIpoints program expire after twelve months of account inactivity, if a panelist cancels his or her registration or opts out of the program, or if the e-mail address used by a panelist for the program is no longer valid. The Company maintains a reserve for obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on the Company’s actual redemption rates since the inception of the program.

In addition, certain of the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives in the period in which they are earned.

Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Such expenses amounted to $592, $732 and $871 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

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

Income Taxes

The Company follows the asset and liability approach to account for income taxes in accordance with the FASB guidance for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. Through December 31, 2010, the Company did not provide U.S. deferred income taxes applicable to the unremitted earnings of its foreign subsidiaries, as these amounts were considered to be indefinitely reinvested outside the U.S. During the third quarter of fiscal 2011, the Company began to provide U.S. deferred income taxes applicable to the unremitted earnings of certain of its foreign subsidiaries, as more fully described below in Note 16, “Income Taxes”.

During the fiscal year ended June 30, 2011, the Company recorded $338 in French research and development credits and presented those credits within the provision for income taxes line of its consolidated statement of operations. During the fiscal year ended June 30, 2012, the Company recorded $124 in such credits and presented them in the selling, general and administrative line of its consolidated statement of operations based on the determined refundable nature of these credits. The prior year amount has been corrected to conform to current year presentation. Based on the Company’s assessment, this adjustment did not have a material impact on its fiscal 2011 results of operations. There were no such amounts recorded during the fiscal year ended June 30, 2010.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

2.	Summary of Significant Accounting Policies — (Continued)

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

Future Liquidity Considerations

At June 30, 2012, the Company had cash and cash equivalents of $11,456, compared with $14,084 at June 30, 2011. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities discussed in Note 11, “Borrowings”. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement, the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

3.	Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued amended accounting guidance related to fair value measurements and disclosure requirements. The amended guidance clarifies the application of existing fair value measurement requirements and is effective on a prospective basis for fiscal years beginning after December 15, 2011. The Company adopted this amended guidance on July 1, 2012 and adoption of the amended guidance did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance on July 1, 2012 and adoption did not have a material impact on its consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

3.	Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted — (Continued)

In September 2011, the FASB issued updated guidance that now allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is then necessary to apply the two-step goodwill impairment test as proscribed by current guidelines. If the conclusion from the qualitative assessment is that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity would be required to conduct the two-step goodwill impairment process. If this conclusion is not reached from the qualitative assessment, the entity would not need to apply the two-step test. This updated guidance is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and adoption did not have a material impact on its consolidated financial statements.

4.	Restructuring and Other Charges

Restructuring

Fiscal 2012

During fiscal 2012, the Company continued to take actions designed to re-align the cost structure of its U.S. and U.K. operations.

•	The Company reduced headcount at its U.S. facilities throughout fiscal 2012, as follows:

•

During the first quarter of fiscal 2012, the Company reduced headcount by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed by February 2012.

•

During the second quarter of fiscal 2012, the Company reduced headcount by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed by March 2012.

•

During the fourth quarter of fiscal 2012, the Company reduced headcount by a total of 20 full-time employees and incurred $644 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in June 2012 and all actions were completed at that time. Related cash payments will be completed by December 2012.

•

During the first quarter of fiscal 2012, the Company reduced headcount at its U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed by January 2012.

•

Throughout fiscal 2012, the Company reduced its occupancy of leased office space. Specifically, the Company reduced occupancy of leased office space at its Rochester, New York, Princeton, New Jersey, Reston, Virginia, Brentford, United Kingdom, and Ottawa, Canada facilities. The

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

4.	Restructuring and Other Charges — (Continued)

Company incurred $5,705 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by June 2012, and all cash payments will be completed by June 2015.

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

During the fourth quarter of fiscal 2011, the Company reduced its occupancy of leased office space at its Norwalk, Connecticut, Brentford, United Kingdom, and Portland, Oregon facilities. The Company incurred $1,942 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed in June 2011, and all cash payments will be completed in June 2015.

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in the Company’s consolidated statements of operations for the fiscal years ended June 30:

	2012	2011	2010
Termination benefits	$2,301	$1,165	$—
Lease commitments	5,705	1,942	—

	$8,006	$3,107	$—

The following table summarizes activity during fiscal 2012 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2011	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, June 30, 2012
Termination benefits	$422	$2,301	$(7)	$(2,418)	$—	$298
Lease commitments	2,212	5,705	(41)	(1,598)	—	6,278

Remaining reserve	$2,634	$8,006	$(48)	$(4,016)	$—	$6,576

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

4.	Restructuring and Other Charges — (Continued)

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations for the fiscal years ended June 30, 2012, 2011 and 2010 included the following:

•

Post-employment payments to former senior executives — In connection with their departures from the Company during fiscal 2011, negotiated settlements were reached with Kimberly Till, Pavan Bhalla and Enzo Micali. Under the separation agreements, as modified, cash payments to Ms. Till are due to be completed in December 2012, while all cash payments to Messrs. Bhalla and Micali were completed during fiscal 2012.

•

Other — For fiscal 2011, “Other” included costs associated with reorganizing the operational structure of the Company’s Canadian operations. In October 2011, the Company’s obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized at that time. For fiscal 2010, “Other” included costs incurred to close the Company’s telephone-based data collection center in Brentford, United Kingdom.

	2012	2011	2010
Post-employment payments to former senior executives	$(97)	$1,312	$—
Other	(331)	681	178

	$(428)	$1,993	$178

5.	Discontinued Operations

In July 2011, the Company’s Board of Directors (the “Board”) approved the closure of its operations in Hong Kong, Singapore and Shanghai (collectively, “Harris Asia”). This decision was based on the Board’s determination that Harris Asia’s operations did not adequately support the Company’s strategic objectives. While the operations of Harris Asia ceased as of September 30, 2011, significant future cash flows attributable to those operations as a result of collecting outstanding accounts receivable and settling accounts payable and accrued expenses at December 31, 2011 and September 30, 2011 had not yet been eliminated. As such, the Company determined that Harris Asia’s operations did not qualify for treatment as discontinued operations for the fiscal quarters ended September 30, 2011 and December 31, 2011.

In connection with the Company’s closure of Harris Asia, the following charges were initially recognized in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations for the fiscal quarters ended September 30, 2011 and December 31, 2011:

Writeoff of intangible assets	$489
Termination benefits to former employees	390
Payments to terminate office and equipment leases	231
Professional fees	180
Writeoff of fixed assets	149
Other	(23)

$1,416

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

5.	Discontinued Operations — (Continued)

The foregoing charges were reclassified to discontinued operations for the fiscal quarter ended March 31, 2012, since all significant future cash flows attributable to Harris Asia had been eliminated at that time.

The revenues and losses attributable to Harris Asia and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2012	2011	2010
Revenues	$493	$4,600	$4,868
Loss from discontinued operations	(1,854)	(756)	(1,043)

The assets and liabilities of the discontinued operations were as follows:

	At June 30, 2012	At June 30, 2011
Cash and cash equivalents	$—	$140
Accounts receivable, net	—	1,433
Prepaid expenses and other current assets	—	32
Property, plant and equipment, net	—	156
Other intangibles, net	—	541
Other assets	—	59

Assets from discontinued operations	$—	$2,361

Accounts payable	$—	$213
Accrued expenses	181	325
Deferred revenue	—	475

Liabilities from discontinued operations	$181	$1,013

6.	Fair Value Measurements

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

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

6.	Fair Value Measurements — (Continued)

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30:

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2012
Financial liabilities:
Interest rate swap contract	$—	$174	$—	$174
At June 30, 2011
Financial liabilities:
Interest rate swap contract	$—	$513	$—	$513

The Company’s fair value hierarchy at June 30, 2012 is consistent with its fair value hierarchy at June 30, 2011.

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7.	Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2012	2011
Furniture and fixtures	$5,911	$7,309
Equipment	35,346	35,495
Leasehold improvements	6,638	11,963

	47,895	54,767
Accumulated depreciation	(45,395)	(51,476)

	$2,500	$3,291

Depreciation expense on property, plant and equipment amounted to $1,836, $3,138 and $3,851 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

8.	Goodwill

The Company had no goodwill at June 30, 2012 or 2011.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

9.	Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2012
	Weighted-Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,080	2,861	219
Customer relationships	10	20,849	12,974	7,875
Trade names	16	5,250	2,549	2,701

Total		$30,947	$20,152	$10,795

	2011
	Weighted-Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,457	2,878	579
Customer relationships	10	21,779	11,271	10,508
Trade names	16	5,296	2,342	2,954

Total		$32,300	$18,259	$14,041

	2012	2011	2010
Aggregate amortization expense:
For the fiscal year ended June 30:	$2,771	$2,782	$2,725

Estimated amortization expense for the fiscal years ending June 30:
2013	$2,547

2014	$2,150

2015	$1,572

2016	$1,449

2017	$1,405

Thereafter	$1,672

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the fiscal years ended June 30, 2012 and 2011, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

10.	Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2012	2011
Panelist incentives	$2,702	$3,234
Project-related accruals	2,910	1,838
Payroll and withholding expenses	1,890	2,626
Accrued vacation	1,772	1,990
Bonuses and commissions	3,715	1,304
Other	8,654	9,932

	$21,643	$20,924

“Other” consists of accrued expenses that are individually less than 5% of total current liabilities.

11.	Borrowings

On June 30, 2010, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as Administrative Agent and Issuing Bank, and the Lenders party thereto, as further amended on August 27, 2010 (the “Credit Agreement”).

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

11.	Borrowings — (Continued)

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

Fiscal Years Ended June 30, 2012, 2011 and 2010

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

Amendment Agreement and Waiver

At June 30, 2011, the Company was not in compliance with the Consolidated Total Leverage and Consolidated Interest Coverage Ratio covenants contained in the Credit Agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. As a result, on September 27, 2011, the Company entered into Amendment Agreement No. 2 and Waiver (“Amendment No. 2”) to the Credit Agreement (as amended, the “Amended Credit Agreement”). Pursuant to Amendment No. 2, these covenant violations were permanently waived. Amendment No. 2 includes both the addition and modification of certain definitions, terms, and financial covenants in the Credit Agreement. Obligations under the Amended Credit Agreement continue to be secured by the Company’s domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, the Company evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that Amendment No. 2 did not result in an extinguishment of debt.

The Company’s credit facilities under the Amended Credit Agreement consist of its term loan, which matures September 30, 2013, and a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to the Company’s satisfaction of certain conditions. Pursuant to Amendment No. 2, until the Company achieved trailing twelve month adjusted EBITDA of $5,000, borrowings under the revolving line of credit are limited to the lesser of $2,000 or the Company’s net U.S. accounts receivable, defined as its U.S. accounts receivable plus its U.S. unbilled accounts receivable, less its deferred revenue. The principal amount outstanding under the term loan, $10,787 at June 30, 2011, and the payment terms of the term loan remained unchanged under the Amended Credit Agreement. Pursuant to Amendment No. 2, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate were fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

Amendment No. 2 also impacted certain financial covenants, as follows:

•	The Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants were suspended for the fiscal quarters ended September 30, 2011, December 31, 2011 and

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

11.	Borrowings — (Continued)

March 31, 2012. During each of those fiscal quarters, the Company was subject to trailing twelve month adjusted EBITDA covenants of $4,548, $3,817 and $4,424, respectively.

•

For fiscal quarters commencing on or after April 1, 2012, the Company is subject to the Consolidated Interest Coverage Ratio and Consolidated Total Leverage Ratio covenants contained in the Credit Agreement.

•	Cash paid to fund restructuring and other charges incurred on or before September 30, 2011 was limited to amounts agreed upon in Amendment No. 2.

•	The Company was required to maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, and is now again subject to only a minimum global cash requirement of $5,000.

At June 30, 2012, the Company was in compliance with all of the covenants under the Amended Credit Agreement.

At June 30, 2012, the required principal repayments of the term loan under the Amended Credit Agreement for the two succeeding fiscal years are as follows:

Total
2013	$4,794
2014	1,199

$5,993

At June 30, 2012 and June 30, 2011, the Company had no outstanding borrowings under the revolving line of credit and $345 and $359, respectively, in outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

Effective September 21, 2007, the Company entered into an interest rate swap agreement with JPMC, which effectively fixed the floating LIBOR interest portion of the rates on the term loans outstanding under the Credit Agreement at 5.08% through September 21, 2012. The three-month LIBOR rate received on the swap matched the LIBOR base rate paid on the term loans since both used three-month LIBOR. The swap had an initial notional value of $34,625, which declined as payments were made on the term loans so that the amount outstanding under those term loans and the notional amount of the swap were always equal.

As a result of the Amended Credit Agreement, the Company modified the terms of its interest rate swap to ensure that the notional amount of the swap matched the outstanding amount of the term loan and the three-month LIBOR rate received on the swap matched the LIBOR base rate on the term loan. The term of the interest rate swap was extended through September 30, 2013 to be consistent with the maturity date of the term loan and the applicable spread referenced in the pricing grid set forth above is added to the 4.32% rate fixed by the interest rate swap. As a result of these modifications, the Company re-designated its interest rate swap as a cash flow hedge and determined it to be highly effective at that time.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

11.	Borrowings — (Continued)

The interest rate swap was effective at June 30, 2010 and through the nine months ended March 31, 2011. During those periods, changes in the fair value of the interest rate swap were recorded through other comprehensive income, and there was no ineffectiveness that was recorded through interest expense. The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations discussed above, and recorded a charge to interest expense of $68, the amount of the change in the swap’s fair value during the fourth quarter of fiscal 2011. At September 30, 2011, the Company opted not to re-designate its interest rate swap as a cash flow hedge. As such, the change in the fair value of the interest rate swap, $339, was recorded through interest expense for the fiscal year ended June 30, 2012, and such treatment will continue for the foreseeable future.

At June 30, 2012 and 2011, the Company had liabilities of $174 and $513, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap.

12.	Stockholders’ Equity

Common Stock

100,000,000 shares of the Company’s Common Stock (“Common Stock”), par value $.001 per share, are authorized by the Company’s Certificate of Incorporation, as amended in fiscal 2000.

Restricted Stock Award Withholdings

The Company issues restricted stock awards as part of the Incentive Plans, as defined in Note 13, “Stock-Based Compensation”. For certain of the restricted stock awards granted, the number of shares released on the date the restricted stock awards vest is net of the statutory withholding requirements that the Company pays to the appropriate taxing authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately retired.

Share Repurchase Program

Under the share repurchase program (the “Repurchase Program”) authorized by the Board on March 6, 2012, the Company repurchased 65,107 shares of its common stock at an average price per share of $1.08 for an aggregate purchase price of $70 during the fiscal year ended June 30, 2012. All shares repurchased were subsequently retired.

The Repurchase Program calls for up to $3,000 of share repurchases to be made at management’s discretion in the open market or through privately negotiated transactions from time to time through March 5, 2014 in compliance with applicable laws, rules, and regulations, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, Company performance, and the Company’s compliance with the covenants under its credit agreement.

At June 30, 2012, the Repurchase Program had $2,930 in remaining capacity.

Stockholder Rights Plan

On March 11, 2005, the Board adopted a stockholder rights plan, as set forth in the Rights Agreement, dated March 11, 2005 (the “Rights Agreement”). Under the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

12.	Stockholders’ Equity — (Continued)

share of Common Stock to stockholders of record as of the close of business on March 29, 2005 (the “Record Date”). In addition, one Right automatically attaches to each share of Common Stock issued between the Record Date and the Distribution Date (defined below). Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of the Company’s Series A Preferred Stock, par value $.01 per share (“Preferred Stock”), at a cash exercise price of $27.48 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement. The Rights will separate from Common Stock and will become exercisable only when a public announcement has been made that a person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Common Stock (an “Acquiring Person”), other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder, or ten days after a person commences, or publicly announces the intention to commence (which intention to commence remains in effect for five business days after such announcement), a tender offer or exchange offer that could result in the person or group becoming an Acquiring Person and that is not terminated within such ten-day period (the earlier of such dates being referred to as the “Distribution Date”). If a person or group becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right that number of Units equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the Common Stock. If there are insufficient shares of Preferred Stock to permit full exercise of all of the Rights, holders of Rights may instead receive shares of Common Stock, other securities, cash or property, or a combination thereof. If, at any time after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction with an Acquiring Person or certain other types of transaction specified in the Rights Agreement, each holder of a Right (other than the Acquiring Person and certain of its related parties, whose Rights become null and void) will be entitled to receive upon exercise of each Right, in lieu of shares of Preferred Stock, that number of shares of Common Stock of the surviving entity equal to $27.48 (as adjusted) multiplied by the number of Units for which the Right is then exercisable, divided by 50% of the then current per share market price of the surviving entity’s common stock.

The Rights are not exercisable until a Distribution Date occurs and will expire on March 11, 2015, unless earlier terminated or redeemed by the Company in accordance with the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including without limitation, no right to vote or receive dividends. The Rights Agreement is reviewed and evaluated at least once every three years by a “TIDES Committee” of independent directors. During fiscal 2010, the TIDES Committee reviewed the Rights Agreement and recommended no changes to it.

13.	Stock-Based Compensation

The Company adopted a Long Term Incentive Plan in 1999, amended in November 2004 (“1999 Incentive Plan”), and a 2007 Long Term Incentive Plan (“2007 Incentive Plan” and together with the 1999 Incentive Plan, the “Incentive Plans”). In addition, in 2001, as part of its acquisition of Total Research Corporation, the Company also assumed certain options previously issued by that company under its incentive plans (“Total Plans”). The Company also adopted an Employee Stock Purchase Plan in 1999, amended in November 2004 (“1999 ESPP”), and a 2007 Employee Stock Purchase Plan, amended in November 2009 and 2011 (“2007 ESPP” and together with the 1999 ESPP, the “ESPPs”). In January 2008, the Company adopted the Harris Interactive U.K. Limited Share Incentive Plan (“SIP”). The Company also has issued stock options to certain new employees outside the Incentive Plans.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

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

	2012	2011	2010
Cost of services	$31	$12	$18
Selling, general and administrative	1,796	670	662

	$1,827	$682	$680

Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2012, 2011 and 2010.

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

Long Term Incentive Plans

The Company maintains the Incentive Plans, under which it may grant nonqualified and incentive stock options, as well as restricted stock awards to employees and directors of the Company. The Company grants options to purchase Common Stock at an exercise price equal to the fair market value as of the date of grant. Time-based options generally vest over a period of up to four years for employees, and expire after ten years from the date of grant or earlier, if in connection with termination of employment or service as a director. Certain options vest upon the achievement of performance targets. Vesting of options is accelerated in certain circumstances upon a change in control. Restricted stock awards generally vest over a period of up to four years for employees and one year for directors, and, generally, any unvested portion is forfeited upon termination of employment or service as a director. Certain restricted stock awards vest upon achievement of performance targets.

The Company has registered a total of 10,250,000 shares of Common Stock for issuance under the Incentive Plans. At June 30, 2012, 1,738,717 shares were unissued and available for grant under the Incentive Plans.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

13.	Stock-Based Compensation — (Continued)

Investor Stock Options

At June 30, 2012 and 2011, the Company had outstanding non-qualified investor options to acquire 88,887 shares of Common Stock that were issued in connection with the Company’s acquisition of Novatris, S.A. in March 2004. Investor options are not included as options under the Incentive Plans.

Summary of Options and Restricted Stock Award Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plans and Total Plans, as well as options issued outside the Incentive Plans to new employees) for the fiscal years ended June 30:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	6,396,373	$1.53	3,873,452	$2.38	3,857,209	$3.09
Granted	290,500	0.65	4,750,500	0.75	1,248,812	0.97
Forfeited	(1,343,779)	1.33	(2,160,913)	1.36	(1,232,569)	3.20
Exercised	(124,167)	0.38	(66,666)	0.42	—	—

Options outstanding at June 30	5,218,927	$1.54	6,396,373	$1.53	3,873,452	$2.38

During fiscal 2012 and 2011, 160,000 and 3,381,000, respectively, of the options granted represent awards that vest in ten equal tranches upon the achievement of certain performance targets. In February and March 2012, the Company modified such performance based targets. 966,000 of such performance-based options vested during fiscal 2012 due to the achievement of certain of the modified performance targets. As a result of such modifications, the Company recorded an additional $202 of stock-based compensation expense for the fiscal year ended June 30, 2012.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2012, 2011 and 2010 was $29, $34 and $0, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2012	2011	2010
Risk-free interest rate	2.3%	2.8%	2.7%
Weighted-average expected life (in years)	6.5	6.7	6.3
Volatility factor	71%	66%	68%
Dividend yield	—	—	—
Weighted-average fair value	$0.47	$0.46	$0.62

Cash received from the exercise of employee stock options was $47, $28 and $0 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

13.	Stock-Based Compensation — (Continued)

The following table provides further detail regarding the Company’s granted and outstanding employee stock options (including options issued under the Incentive Plans, as well as options issued outside the Incentive Plans to new employees) at June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.38 – 1.18	4,382,499	8.8	$0.75	1,684	1,473,555	8.6	$0.75	548
2.30 – 3.97	61,874	0.4	2.50	(85)	61,874	0.4	2.50	(85)
4.12 – 5.81	397,764	3.9	4.80	(1,460)	397,764	3.9	4.80	(1,460)
6.27 – 8.57	376,790	1.9	7.14	(2,265)	376,790	1.9	7.14	(2,265)

	5,218,927	7.8	$1.54	$(2,126)	2,309,983	6.5	$2.54	$(3,262)

The following table provides a summary of the status of the Company’s granted and outstanding employee and director restricted stock awards for the fiscal years ended June 30:

	2012		2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Restricted shares outstanding at July 1	529,021	$0.79	73,751	$2.09	110,718	$2.86
Granted	1,705,500	1.08	627,482	0.74	119,000	1.09
Forfeited	(33,417)	0.73	(3,351)	2.63	(24,331)	4.59
Vested	(735,072)	0.79	(168,861)	1.13	(131,636)	1.37

Restricted shares outstanding at June 30	1,466,032	$1.09	529,021	$0.79	73,751	$2.09

During fiscal 2012, 2011 and 2010, the Company granted 300,500, 127,482 and 119,000 restricted shares, respectively, to non-employee directors.

At June 30, 2012, there was $2,426 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and the ESPPs. That expense is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plans

The ESPPs provide employees with an opportunity to purchase Common Stock through payroll deductions through semi-annual offerings in July and January of each fiscal year. Under the ESPPs, the Company’s employees may purchase, subject to certain restrictions, shares of Common Stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal 2012, 2011 and 2010, employees purchased 227,000, 206,270 and 293,179 shares of Common Stock, respectively, through the ESPPs. Of the 3,000,000 shares available for issuance under the ESPPs, 608,018 shares remained available for issuance as of June 30, 2012.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

13.	Stock-Based Compensation — (Continued)

The ESPPs are considered compensatory under the FASB guidance and thus, a portion of the cost related to the July and January offerings under the ESPPs are included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2012, 2011 and 2010.

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

The following weighted-average assumptions were used to value rights under the ESPPs for the July and January offerings for the fiscal years ended June 30:

	2012	2011	2010
Risk-free interest rate	0.4%	0.2%	0.3%
Weighted-average expected life (in years)	0.5	0.5	0.5
Volatility factor	105%	63%	108%
Dividend yield	—	—	—
Weighted-average fair value	$0.27	$0.33	$0.25

U.K. employees may purchase the Company’s common stock pursuant to the SIP through a payroll deduction with no discount to the market price. Employees are entitled to receive three matching shares for every seventeen shares purchased under the SIP. The SIP has been deemed non-compensatory and, therefore, no stock-based compensation costs were recognized for fiscal 2012, 2011 or 2010.

14.	401(k) Plan

The Company established a 401(k) Plan effective January 1, 1995. Eligible employees may begin to participate in the 401(k) Plan the first of the month following their date of hire, but are not eligible to receive employer matching contributions, if any, until the first day of the calendar quarter following the one anniversary year of service during which they have worked at least 1,000 hours.

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary, and were made in the form of Company stock through March 31, 2008. The Company suspended its matching contributions on January 1, 2009 and had not resumed them as of June 30, 2012. As such, the Company incurred no matching contribution expense during the fiscal years ended June 30, 2012, 2011 and 2010.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

15.	Income Taxes

For the fiscal years ended June 30, the U.S. and foreign components of loss from continuing operations before income taxes were as follows:

	2012	2011	2010
U.S.	$(1,622)	$(3,527)	$(153)
Foreign	(1,873)	(3,678)	(2,022)

	$(3,495)	$(7,205)	$(2,175)

For the fiscal years ended June 30, the provision (benefit) for income taxes from operations consisted of the following:

	2012	2011	2010
Current:
Federal	$—	$1	$(1,053)
State	52	104	56
Foreign	550	439	438

	$602	$544	$(558)
Deferred:
Federal	$(25)	$(52)	$(73)
State	(6)	(12)	(17)
Foreign	(337)	12	(404)

	$(368)	$(52)	$(494)

	$234	$492	$(1,052)

The provision (benefit) for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from operations before income taxes as follows:

	2012	2011	2010
Provision at federal statutory rate	$(1,223)	$(2,521)	$(761)
State income tax provision, net of federal effect	39	60	25
Incremental U.S. taxes on earnings outside the U.S. and other foreign taxes	(214)	563	443
Stock-based compensation	56	135	155
Change in valuation allowance	1,477	(267)	(1,081)
Change in indefinite reinvestment assertion on unremitted foreign earnings	—	2,409	—
Other	99	113	167

	$234	$492	$(1,052)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

15.	Income Taxes — (Continued)

At June 30, deferred tax assets (liabilities) consisted of the following:

	2012	2011
Operating loss carryforwards	$17,080	$16,964
Internet database development expenses	850	981
Stock-based compensation	866	577
HIpoints accrual	900	1,047
Goodwill	838	1,080
Accrued expenses	2,703	1,679
Discontinued operations	2,371	—
Property, plant and equipment	212	2,075
Other	958	1,071

Gross deferred tax assets	26,778	25,474
Valuation allowance	(24,794)	(22,149)

	1,984	3,325
Other intangibles	(1,723)	(2,805)
Unremitted foreign earnings	(1,714)	(2,409)

Gross deferred tax liabilities	(3,437)	(5,214)

Net deferred tax liabilities	$(1,453)	$(1,889)

At June 30, 2012, the Company had U.S. federal and various state net operating loss carryforwards of $39,891 that will begin to expire in 2021.

Under existing federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2012, of the Company’s total federal operating loss carryover, approximately $18,012 is subject to an annual limitation under Internal Revenue Code Section 382.

During the third quarter of fiscal 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to change its indefinite reinvestment assertion to allow for greater flexibility in its cash management. At that time, the Company recorded a deferred tax liability of $2,732 and at June 30, 2011, that deferred tax liability was adjusted to $2,409. However, this change in assertion had no net impact on tax expense for the fiscal year ended June 30, 2011, as the deferred tax liability was fully offset by a corresponding decrease in the Company’s U.S. valuation allowance. At June 30, 2012, the Company’s assertion regarding the undistributed earnings of its foreign subsidiaries remains unchanged.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

15.	Income Taxes — (Continued)

At June 30, 2012, the Company’s unrecognized tax benefits were $107, all of which would impact the effective tax rate, if recognized. The table below reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended June 30, 2010, 2011 and 2012:

Balance, July 1, 2009	$68
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	46
Reduction for tax positions of prior years	(24)

Balance, June 30, 2010	$90
Additions based on tax positions related to the current year	17
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—

Balance, June 30, 2011	$107
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—

Balance, June 30, 2012	$107

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2012 and 2011, $86 and $75, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. The Internal Revenue Service completed its examination of the fiscal year ended June 30, 2010 in the fourth quarter of fiscal 2012. This examination did not result in a material adjustment. With few exceptions, the remaining state, local and foreign income tax returns are no longer subject to examination for fiscal years prior to June 30, 2007.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

16.	Net Loss per Share

The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the fiscal years ended June 30:

	2012	2011	2010
Numerator:
Net loss used for calculating basic and diluted net loss per share of Common Stock	$(5,583)	$(8,453)	$(2,166)

Denominator:
Weighted average shares of Common Stock used in the calculation of basic net loss per share	55,383,780	54,566,590	54,089,971
Dilutive effect of outstanding stock options and restricted stock	—	—	—

Shares used in the calculation of diluted net loss per share	55,383,780	54,566,590	54,089,971

Net loss per share:
Basic and diluted	$(0.10)	$(0.15)	$(0.04)

Unvested restricted stock and unexercised stock options to purchase 6,634,959, 6,925,394 and 3,947,203 shares of Common Stock for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, at weighted-average prices per share of $1.45, $1.47 and $2.37, respectively, were not included in the computations of diluted net loss per share because their inclusion would have been anti-dilutive.

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

The Company’s business model for offering market research is consistent across the geographic regions in which it operates. Geographic management facilitates local execution of the Company’s global strategies. The Company maintains global leaders with responsibility across all geographic regions for the majority of its critical business processes, and the most significant performance evaluations and resource allocations made by the Company’s chief operating decision-maker are made on a global basis. Accordingly, the Company has concluded that it has one reportable segment.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

17.	Enterprise-Wide Disclosures — (Continued)

Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	2012	2011	2010
Revenue from services
United States	$87,190	$92,885	$96,942
Canada	22,551	23,160	20,653
United Kingdom	15,264	22,864	28,398
France	14,536	14,092	11,764
Germany	7,962	7,663	5,790

Total revenue from services	$147,503	$160,664	$163,547

Operating income (loss)
United States	$(855)	$(2,298)	$2,361
Canada	(333)	(1,330)	(2,277)
United Kingdom	(2,533)	(4,371)	(627)
France	264	1,475	765
Germany	651	490	154

Total operating loss	$(2,806)	$(6,034)	$376

Long-lived assets
United States	$909	$1,641	$2,964
Canada	276	431	1,093
United Kingdom	459	976	1,300
France	742	108	92
Germany	114	135	118

Total long-lived assets	$2,500	$3,291	$5,567

Deferred tax assets (liabilities)
United States	$—	$—	$—
Canada	(1,458)	(1,706)	(1,709)
United Kingdom	—	—	—
France	(51)	(145)	(196)
Germany	56	(38)	(111)

Total deferred tax assets (liabilities)	$(1,453)	$(1,889)	$(2,016)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

18.	Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the terms of such agreements. Future minimum lease payments under non-cancelable operating leases at June 30, 2012 were as follows:

Fiscal Years Ending June 30:
2013	$4,924
2014	4,946
2015	4,619
2016	1,855
2017	646
2018 and thereafter	1,022

Total rental expense for operating leases during the fiscal years ended June 30, 2012, 2011 and 2010 was $4,510, $5,496 and $5,920, respectively.

19.	Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings which existed at June 30, 2012 or which arose subsequent to that date but before the filing of this Annual Report on Form 10-K, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

20.	Related-Party Transactions

Angrisani Turnarounds, LLC

On June 7, 2011, the Company entered into a services agreement (the “Services Agreement”) with Angrisani Turnarounds, LLC (“ATL”) and Al Angrisani, pursuant to which Mr. Angrisani, Chairman and Chief Executive Officer of ATL, agreed to serve as Interim Chief Executive Officer of the Company, effective immediately, and continuing through and including June 30, 2012 (the “Service Period”), subject to certain early termination rights set forth therein. The material terms of the Services Agreement included:

•	ATL’s agreement to provide Mr. Angrisani to serve as Interim Chief Executive Officer of the Company at a rate of $20 per month (the “Monthly Retainer”) during the Service Period.

•	Mr. Angrisani’s agreement to perform the duties and responsibilities set forth in Mr. Angrisani’s employment agreement with the Company.

•

The Company’s agreement to pay ATL the Monthly Retainer through the month of November 2011 or for an additional three months following the termination date, whichever occurs later, if the Company terminates Mr. Angrisani’s employment without “cause”, as defined in Mr. Angrisani’s employment agreement with the Company, prior to June 30, 2012.

•

The Company’s agreement to pay ATL the Monthly Retainer through the month of November 2011 if Mr. Angrisani terminates his employment for “good reason”, as defined in Mr. Angrisani’s employment agreement with the Company, prior to November 2011.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

20.	Related-Party Transactions — (Continued)

•	Mr. Angrisani’s agreement to be bound by certain non-competition obligations for the duration of each monthly period associated with a Monthly Retainer payment.

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

On February 29, 2012, the Company entered into a termination agreement with ATL and Mr. Angrisani, pursuant to which the Services Agreement was immediately terminated, and the Company paid ATL, in a lump sum, the monthly retainer fees applicable to the months of February through June 2012, in each case to the extent not previously paid (the “Remaining Monthly Fees”). ATL, however, would have been obligated to reimburse the Company the Remaining Monthly Fees, on a pro-rata basis, if Mr. Angrisani’s employment with the Company was terminated by the Company with “cause” or by Mr. Angrisani without “good reason” prior to June 30, 2012.

The Company incurred $240 and $60 in expenses related to services provided by ATL for the fiscal years ended June 30, 2012 and 2011, respectively, all of which were reported in the “Selling, general and administrative” line of the Company’s consolidated statement of operations for the period then ended.

21.	Supplemental Cash Flow Information

Cash paid (received) for interest and taxes during the fiscal years ended June 30 was as follows:

	2012	2011	2010
Interest	$824	$1,382	$2,067

Taxes	$462	$(55)	$(2,852)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

22.	Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statements of operations data for the fiscal years ended June 30, 2012 and 2011. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the accompanying consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
	(In thousands, except per share data)
Revenue from services(1)	$35,996	$43,502	$36,989	$44,178	$37,769	$39,115	$34,117	$36,501
Operating expenses:
Cost of services(1)	23,503	28,734	24,401	29,340	23,630	24,380	20,791	23,103
Selling, general and administrative	12,123	11,712	12,469	13,396	11,665	11,308	12,580	10,691
Depreciation and amortization	1,500	1,487	1,490	1,443	1,293	1,197	1,136	1,005
Restructuring and other charges	—	679	448	3,974	5,440	(72)	(19)	2,182

Total operating expenses	37,126	42,612	38,808	48,153	42,028	36,813	34,488	36,981

Operating income (loss)	(1,130)	890	(1,819)	(3,975)	(4,259)	2,302	(371)	(480)
Interest expense, net	420	279	235	238	157	204	196	133

Income (loss) from continuing operations before income taxes	(1,550)	611	(2,054)	(4,213)	(4,416)	2,098	(567)	(613)
Provision (benefit) for income taxes	(388)	411	177	292	(280)	283	(88)	319

Income (loss) from continuing operations	(1,162)	200	(2,231)	(4,505)	(4,136)	1,815	(479)	(932)
Income (loss) from discontinued operations, net of tax	(175)	143	(104)	(620)	(1,821)	(190)	156	—

Net income (loss)	$(1,337)	$343	$(2,335)	$(5,125)	$(5,957)	$1,625	$(323)	$(932)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.02)	$0.00	$(0.04)	$(0.08)	$(0.08)	$0.03	$(0.01)	$(0.02)
Discontinued operations	(0.00)	0.00	(0.00)	(0.01)	(0.03)	(0.00)	0.00	—

Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.04)	$(0.09)	$(0.11)	$0.03	$(0.01)	$(0.02)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2012, 2011 and 2010

22.	Unaudited Quarterly Results of Operations — (Continued)

(1)	Gross profit, not shown above, can be derived by subtracting the Company’s cost of services from its revenue from services for each of the periods shown above.

(2)	During the three months ended December 31, 2010 and June 30, 2011, the Company recorded $188 and $150, respectively, in French research and development credits and presented those credits within the provision for income taxes line of its consolidated statement of operations. During the three months ended June 30, 2012, the Company recorded $124 in such credits and presented them in the selling, general and administrative line of its consolidated statement of operations based on the determined refundable nature of these credits. The prior period amounts have been corrected to conform to current year presentation. Based on the Company’s assessment, this adjustment did not have a material impact on its results of operations for any of the periods affected.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	85

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of each fiscal quarter and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer, based upon an evaluation completed as of June 30, 2012, the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Modification to Compensation Arrangement for Executive Officer — Todd Myers

On September 20, 2012, the Company and Todd Myers, Chief Operating Officer, U.S. Business Groups, entered into Employment Agreement Amendment 1 (the “Amendment”) to Mr. Myers’ Employment Agreement, dated March 27, 2012. The material terms of the Amendment include:

•	Mr. Myers’ base salary was increased from $250,000 to $275,000 per year.

•	Mr. Myers’ annual performance bonus target for fiscal years beginning with fiscal 2013 was increased from 50% to 60% of his base salary.

•

Mr. Myers’ retention bonuses were modified such that he is eligible to receive a retention bonus of $75,000 payable at the end of fiscal 2013, a retention bonus of $25,000 payable at the end of calendar year 2013, and a retention bonus of $75,000 payable at the end of fiscal 2014 if he is employed by the Company at such times.

•

An award of 50,000 shares of restricted stock if the U.S. business of the Company achieves 100% of its fiscal 2013 management revenue and sales budget (the “Fiscal 2013 Milestone”), under the condition that Mr. Myers is employed by the Company on June 30, 2013. If the award is made, the shares will vest on June 30, 2014, under the condition that Mr. Myers is employed by the Company on such date; provided, however, if Mr. Myers’ employment is terminated by the Company without cause or Mr. Myers terminates his employment for good reason on or prior to June 30, 2014, then all unvested shares will immediately vest on the date of termination. All shares also will immediately vest upon the occurrence of a change in control, provided that the change of control occurs prior to Mr. Myers’ date of termination. If a change in control occurs prior to June 30, 2013, then, if the Company achieves the Fiscal 2013 Milestone and Mr. Myers is employed by the Company on June 30, 2013, rather than receiving the share award, Mr. Myers will be entitled to receive a cash award, calculated by multiplying 50,000 by the price per share paid by the acquirer of the Company in the change in control transaction.

•	Mr. Myers is subject to a twelve month non-compete following the termination of his employment with the Company.

A copy of the Amendment is attached to this Annual Report on Form 10-K as Exhibit 10.4.28 and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

Fiscal 2012 Bonus Payouts

On September 19, 2012, the Compensation Committee of the Board approved the following fiscal 2012 cash bonuses for the Company’s executive officers:

Name	Fiscal 2012 Bonus Payout
Al Angrisani (President and Chief Executive Officer)	$291,667	(1)

Eric W. Narowski (Chief Financial Officer, Principal Accounting Officer and Global Controller)	$100,000

Marc H. Levin (Chief Operating Officer, Chief Administrative Officer, General Counsel and Corporate Secretary)	$138,000

Michael de Vere (President and Chief Executive Officer, U.S. Business Groups)	$115,000

Todd Myers (Chief Operating Officer, U.S. Business Groups)	$115,000

(1)	$166,667 of such amount was paid to Mr. Angrisani in March 2012.

Fiscal 2013 Bonus Plan

On September 19, 2012, the Compensation Committee of the Board approved the Company’s fiscal 2013 bonus plan (the “Bonus Plan”). The Bonus Plan has been designed to establish a pool of funds (the “Bonus Pool”) to be available for making bonus payments to the executive officers and certain other employees of the Company. The funding level of the Bonus Pool is based on the Company’s performance relative to budgeted fiscal 2013 adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges), as approved by the Board in connection with establishing the Company’s fiscal 2013 annual budget (the “Financial Target”). Under the Bonus Plan, 100% of the Bonus Pool will be funded if performance is equal to 114% of the Financial Target. No bonus will be payable under the Bonus Plan if performance is less than 83% of the Financial Target. Between 83% and 128% performance, a sliding scale applies. The Board, in its discretion, has the option of increasing the size of the Bonus Pool if the Company achieves greater than 128% of the Financial Target.

In accordance with their employment agreements, Messrs. Narowski, Levin, de Vere and Myers have target bonuses of 50%, 60%, 60% and 60% of their annual base salaries, respectively, under the Bonus Plan. Bonus payouts under the Bonus Plan for Messrs. Narowski, Levin, de Vere and Myers will be determined in the discretion of the Compensation Committee in consultation with the President and Chief Executive based on the Company’s performance relative to the Financial Target and/or other financial metrics related to each executive officer’s area of responsibility, as well as each executive officer’s individual performance.

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012, Mr. Angrisani is eligible for an annual performance bonus for fiscal 2013 of up to $600,000, to be earned and payable as follows: (i) $100,000 each quarter, beginning with the quarter ending September 30, 2012, upon the Company’s payment of its scheduled quarterly principal and interest bank payment, using internally generated cash and without accessing the Company’s revolving line of credit, and (ii) $200,000 upon achievement of the Financial Target (subject to a cutback for attainment above an agreed upon threshold).

Changes to Compensation Arrangements for Non-Employee Directors, Effective as of July 1, 2012

Non-Employee Director Cash Compensation

On September 19, 2012, the Compensation Committee recommended, and the Board approved, returning the non-employee director annual cash retainer to $41,500, the amount paid to non-employee directors prior to the 2009 Annual Meeting of Stockholders of the Company, with retroactive effect to July 1, 2012. The portion of the $35,000 annual cash retainer in effect for the annual period commencing after the 2011 Annual Meeting of Stockholders of the Company that non-employee directors received previously will be deducted from the cash compensation they are to receive based on such compensatory adjustment. Further, based on the recommendation of the Compensation Committee, the Board approved modifying the supplemental annual cash compensation for the Chairman of the Board. Specifically, the Chairman will receive supplemental annual cash compensation in the amount of $41,500, with retroactive effect to July 1, 2012, in recognition of the significant time the Chairman spends addressing Board matters and advising management on key strategic initiatives. The supplemental annual cash compensation for the Lead Director, Chairman of the Audit Committee, and Chairman of the Compensation Committee did not change.

Non-Employee Director Equity Compensation

On September 19, 2012, the Compensation Committee recommended, and the Board approved, returning the non-employee director annual equity compensation to its level prior to the 2009 Annual Meeting of Stockholders of the Company, with retroactive effect to July 1, 2012. Specifically, non-employee directors will receive an annual grant of restricted stock intended to equal as closely as practical the annual cash retainer of $41,500 paid to non-employee directors. The portion of the equity grant of 25,000 shares of restricted stock made on November 15, 2011 that vest in fiscal 2013 will be deducted from such grant. Further, based on the recommendation of the Compensation Committee, the Board approved modifying the supplemental annual equity compensation for the Chairman of the Board. Specifically, the Chairman will receive such number of shares of restricted stock that equal as closely as practical the annual supplemental cash retainer of $41,500 paid to the Chairman of the Board. The Chairman of the Board received a restricted stock grant of 120,000 shares in fiscal 2012, in lieu of the equity grants that he would have otherwise received for his service as a director and Chairman of the Board during the fiscal year. Vesting terms for the grants approved in September 2012 remain unchanged from the non-employee director equity compensation granted on November 2011, as disclosed in the Company’s Proxy Statement, filed with the Securities and Exchange Commission on Form DEF14A on September 30, 2011.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Proposal No. 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 30, 2012 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2012. The information required by Item 10 of Form 10-K with respect to the Company’s executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

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

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data”, of Part II of this Annual Report on Form 10-K.

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

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Fiscal year ended June 30, 2010
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$779	$60	$198	$641
Deferred tax valuation allowance	$23,549	$463	$2,085	$21,927
Fiscal year ended June 30, 2011
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$641	$546	$605	$582
Deferred tax valuation allowance	$21,927	$1,307	$1,085	$22,149
Fiscal year ended June 30, 2012
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$582	$32	$195	$419
Deferred tax valuation allowance	$22,149	$3,028	$383	$24,794

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: September 25, 2012	HARRIS INTERACTIVE INC.

	By:	/S/ ERIC W. NAROWSKI

Chief Financial Officer
(On Behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ AL ANGRISANI Al Angrisani	President and Chief Executive Officer (Principal Executive Officer) and Director	September 25, 2012

/S/ ERIC W. NAROWSKI Eric W. Narowski	Chief Financial Officer, Principal Accounting Officer and Global Controller (Principal Financial and Accounting Officer)	September 25, 2012

/S/ DAVID BRODSKY David Brodsky	Director	September 25, 2012

/S/ STEVEN L. FINGERHOOD Steven L. Fingerhood	Director	September 25, 2012

/S/ ALAN GOULD Alan Gould	Director	September 25, 2012

/S/ HOWARD L. SHECTER Howard L. Shecter	Director	September 25, 2012

/S/ ANTOINE G. TREUILLE Antoine G. Treuille	Director	September 25, 2012

INDEX OF EXHIBITS

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc., Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).

2.2	Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

2.3	Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).

2.4	Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

2.5	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

4.1	Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

10.1.1*	1999 Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10.1.2*	2007 Long-Term Incentive Plan of the Company (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).

10.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).

10.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

10.1.5*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.1.6*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

10.1.7*	Form of Non-Qualified Stock Option Agreement — Grants After May 1, 2008 (filed as Exhibit 10.1.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.8*	Form of Restricted Stock Agreement — Director Grants After May, 1, 2008 (filed as Exhibit 10.1.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.9*	Form of Restricted Stock Agreement — Employee Grants After May 1, 2008 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.10*	Form of Restricted Stock Unit Agreement (Canadian employees) (filed as Exhibit 10.1.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.11*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).

10.1.12*	Restricted Stock Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.1.13*	Non-Qualified Stock Option Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.1.14*	Non-Qualified Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.1.15*	Incentive Stock Option Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.1.16*	Incentive Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.1.17*	Restricted Stock Agreement, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.1.18*	Form of Non-Qualified Stock Option Agreement — 2011 Performance-Based Grants to Employees (filed as Exhibit 10.1.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.1.19*	Form of Non-Qualified Stock Option Agreement Amendment No. 1 — Amended 2011 Performance-Based Grants to Employees (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.1.20*	Form of Restricted Stock Agreement — Employee Grants After March 1, 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.2.3*	2007 Employee Stock Purchase Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).

10.2.4*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 14, 2009 and incorporated herein by reference).

10.2.5*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 30, 2011 and incorporated herein by reference).

10.2.6*	Harris Interactive UK Limited Share Incentive Plan (relating to shares of Harris Interactive Inc.) (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

10.2.7*	Harris Interactive UK Limited Share Incentive Plan Partnership and Matching Share Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

10.2.8*	Trust Deed between Harris Interactive UK Limited and Equiniti Share Plan Trustees related to Harris Interactive UK Limited Share Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

10.4.1*	Services Agreement, dated as of June 7, 2011, among Harris Interactive Inc., Angrisani Turnarounds, LLC, and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.4.2*	Termination Agreement, dated as of February 29, 2012, among Harris Interactive Inc., Angrisani Turnarounds, LLC, and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.4.3*	Employment Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.4.4*	Employment Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.4.5*	Separation Agreement between the Company and David Bakken, dated March 30, 2009 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).

10.4.6*	Employment Agreement between the Company and Pavan Bhalla, effective as of October 11, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010 and incorporated herein by reference).

10.4.7*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Pavan Bhalla (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.8*	Separation Agreement between the Company and Pavan Bhalla, effective June 20, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10.4.9*	Settlement Agreement between Harris Interactive Inc. and Pavan Bhalla dated May 17, 2012 (filed herewith).

10.4.10*	Separation Agreement between the Company and Dennis K. Bhame, dated March 16, 2009 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).

10.4.11*	Employment Agreement between the Company and Robert J. Cox, effective as of June 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

10.4.12*	Letter Agreement between the Company and Michael de Vere, dated January 3, 2011 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).

10.4.13*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Michael de Vere (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.14*	Letter Agreement between the Company and Frank E. Forkin, dated June 2, 2009 (filed as Exhibit 10.4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.15*	Separation Agreement between the Company and Frank E. Forkin, dated March 5, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.16*	Letter Agreement between the Company and Patti B. Hoffman, dated May 11, 2009 (filed as Exhibit 10.4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.17*	Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.18*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and incorporated herein by reference).

10.4.19*	Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.20*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.21*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.22*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.23*	Letter Agreement between the Company and Enzo Micali, dated March 24, 2009 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.24*	Separation Agreement between the Company and Enzo Micali, effective June 24, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011 and incorporated herein by reference).

10.4.25*	Settlement Agreement between Harris Interactive Inc. and Enzo Micali dated July 16, 2012 (filed herewith).

10.4.26*	Letter Agreement between the Company and Todd Myers, dated November 2, 2009 (filed as Exhibit 10.4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.27*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Todd Myers (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.28*	Employment Agreement Amendment 1 dated September 20, 2012 between the Company and Todd Myers (filed herewith)

10.4.29*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).

10.4.30*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).

10.4.31*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).

10.4.32*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.33*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

10.4.34*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).

10.4.35*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.4.36*	Employment Agreement between the Company and Ronald E. Salluzzo, dated as of April 30, 2007 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

10.4.37*	Employment Agreement Amendment 1 between the Company and Ronald E. Salluzzo dated February 8, 2008 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).

10.4.38*	Employment Agreement between the Company and Robert Salvoni, dated May 15, 2009 (filed as Exhibit 10.4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.39*	Letter Agreement between Harris Interactive UK Ltd and Robert Salvoni, dated May 9, 2009 (filed as Exhibit 10.4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.40*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).

10.4.41*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.42*	Provisions of Separation Agreement between Harris Interactive UK Limited and Robert Salvoni, dated February 4, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and incorporated herein by reference).

10.4.43*	Employment Agreement between the Company and George H. Terhanian, effective as of September 1, 2007 (filed as Exhibit 10.4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).

10.4.44*	Employment Agreement Amendment 1 between the Company and George H. Terhanian dated April 30, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

10.4.45*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.4.46*	Agreement between the Company and George Terhanian Regarding Post-Termination Obligations, dated as of September 28, 2010 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).

10.4.47*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.4.48*	Description of Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).

10.4.49*	Description of Fiscal 2011 Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).

10.4.50*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Kimberly Till (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).

10.4.51*	Separation Agreement between the Company and Kimberly Till, effective June 16, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10.4.52*	Settlement Agreement between Harris Interactive Inc. and Kimberly Till dated March 19, 2012 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 and incorporated herein by reference).

10.4.53*	Employment Agreement between the Company and David B. Vaden, dated as of April 3, 2006 and effective as of February 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference).

10.4.54*	Employment Agreement between the Company and David B. Vaden, effective as of April 30, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.55*	Employment Agreement Amendment 1 between the Company and David B. Vaden dated April 30, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

10.4.56*	Description of Salary and Bonus Arrangements with Executive Officers and Terms of Bonus Plans — Fiscal 2010 (filed as Exhibit 10.4.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.57*	Description of Salary and Bonus Arrangements with Executive Officers, Terms of Fiscal 2011 Bonus Plan, and Fiscal 2010 Bonus Payouts to Executive Officers (filed as Exhibit 10.4.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.4.58*	Description of Terms of Fiscal 2013 Bonus Plan and Fiscal 2012 Bonus Payouts to Executive Officers (filed herewith).

10.4.59*	Retention Bonus Agreement between the Company and Michael de Vere, dated August 22, 2011 (filed as Exhibit 10.4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.60*	Retention Bonus Agreement between the Company and Marc H. Levin, dated August 22, 2011 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.61*	Retention Bonus Agreement between the Company and Todd Myers, dated August 22, 2011 (filed as Exhibit 10.4.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.62*	Retention Bonus Agreement between the Company and Eric W. Narowski, dated August 22, 2011 (filed as Exhibit 10.4.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.63*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2008 (filed as Exhibit 10.4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.4.64*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2009 (filed as Exhibit 10.4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.65*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of July 1, 2012 (filed herewith).

10.5	Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

10.6.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York, between the Company and Corporate Woods Associates, LLC, dated February 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).

10.6.2	Lease Agreement for 70 Carlson Road, Rochester, New York, between Gordon S. Black Corporation and Carlson Park Associates, together with the First and Second amendments thereto, dated July 1, 1998 (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.6.3	Third Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated March 20, 2003 (filed as Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.6.4	Fourth Amendment to Lease Agreement for 70 Carlson Road, Rochester, New York, between the Company and 100 Carlson Road LLC, dated September 23, 2008 (filed as Exhibit 10.6.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 and incorporated herein by reference).

10.6.5	Agreement of Sublease for 161 Avenue of the Americas, New York, New York, between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).

10.6.6	Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).

10.6.7	First Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of May 13, 2010 (filed as Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.6.8	Second Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, between the Company and McCann Erickson Inc., dated December 20, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).

10.6.9	Lease Agreement for 1920 Association Drive, Reston, Virginia, between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10.6.10	First Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).

10.6.11	Second Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of September 1, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).

10.6.12	Lease Agreement for Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated May 9, 2005 (filed as Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10.6.13	Agreement for Surrender of Watermans Park, High Street, Brentford (UK), among Procter & Gamble (L&CP Limited), Procter & Gamble (Health & Beauty Care Limited, HI Europe Limited and the Company, dated April 4, 2005 (filed as Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10.6.14	Underlease for Watermans Park, High Street, Brentford (UK), among Crowvale Properties Limited, Max Factor Limited, and International Playtex Inc., dated June 27, 1985 (filed as Exhibit 10.6.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.15	Rent Review Memorandum for Watermans Park, High Street, Brentford (UK), between Procter & Gamble (L &CP) Limited and HI Europe Limited, dated June 24, 2005 (filed as Exhibit 10.6.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.6.16	Agreement for Lease Relating to Vantage West, Great West Road, London, by and among the Company, Harris Interactive U.K. Limited, and UBS Global Asset Management (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.6.17	Lease Agreement for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10.6.18	Lease Amendment Number 1 for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10.6.19	Second Amendment and Extension to Lease for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated October 22, 2007 (filed as Exhibit 10.6.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.20	Agreement of Sublease for 101 Merritt 7, Norwalk, Connecticut, between the Company and Verde Energy USA, Inc., dated as of September 10, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).

10.6.21	Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and Total Research Corporation, dated December 2, 1985, including all amendments to date (filed as Exhibit 10.6.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.22	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).

10.6.23	Tenth Amendment to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated May 8, 2009, and effective January 1, 2009 (filed as Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.24	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).

10.6.25	Rent Review Memorandum for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).

10.6.26	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties and Harris Interactive UK Limited, dated November 29, 2010 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.6.27	Lease Agreement for Beim Strohhause 17- 31, 20097, Hamburg, Germany, between Dieter Becken and Media Transfer AG, dated July 8, 2005, including all amendments to date (filed Exhibit 10.6.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.28	Lease Agreement for 1080 Beaver Hall Hill, Montreal, Quebec (CAN), between Alexis Nihon Real Estate Investment Trust and Decima Research Inc., dated January 16, 2006 (filed as Exhibit 10.6.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.29	Lease Agreement for 160 Elgin Street, Ottawa, Ontario (CAN), between 160 Elgin Leaseholds Inc. and Decima Research Inc., dated January 19, 2006 (filed as Exhibit 10.6.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.30	Lease Agreement for 2345 Yonge Street, Toronto, Ontario (CAN), between Stockton & Bush 2345 Limited and OSI Group Inc., dated May 1, 2002 (filed as Exhibit 10.6.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.31	Office License for 2345 Yonge Street, Toronto, Ontario (CAN), between Decima Research Inc. and Westmount Decision Science Inc., dated September 1, 2007 (filed as Exhibit 10.6.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.32	Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated May 28, 2007 (filed as Exhibit 10.6.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.33	Tenancy Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated December 14, 2007 (filed as Exhibit 10.6.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.34	Supplemental Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated April 21, 2008 (filed as Exhibit 10.6.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.35	Lease Agreement for 39 Rue Crozatier, Paris, France, between Harris Interactive SAS and Sci Mera, dated July 29, 2011 (filed as Exhibit 10.6.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.7.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.7.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.7.3	Form of Master Securities Pledge Agreement to be delivered at option of the Company or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.7.4	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).

10.7.5	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).

10.7.6	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.7.7	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).

10.7.8	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.7.9	Amended and Restated Credit Agreement, dated June 30, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.10	Amended and Restated Master Guaranty, dated June 30, 2010, among Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., and GSBC Ohio Corporation in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.11	Amended and Restated Master Securities Pledge Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement, and consented and agreed to by Harris Interactive Asia, LLC, Wirthlin UK Limited, Harris Interactive SAS, Harris Interactive AG, 2144798 Ontario, Inc., and Harris Interactive Asia (Holdings) Limited (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.12	Amended and Restated Master Security Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.7.13	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of June 24, 2010 (filed as Exhibit 10.7.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.7.14	Amendment Agreement No. 1 to that certain Amended and Restated Credit Agreement, dated as of August 27, 2010, among JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement, and the Lenders parties thereto, and the Company (filed as Exhibit 10.7.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.7.15	Amendment Agreement No. 2 and Waiver, dated as of September 27, 2011, to that certain Amended and Restated Credit Agreement, dated as of June 30, 2010, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and the Lenders party thereto, as amended by Amendment Agreement No. 1, dated as of August 27, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2011 and incorporated herein by reference).

10.7.16	Letter Agreement, dated March 9, 2012, by and between Harris Interactive Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2012 and incorporated herein by reference).

10.11	Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).

21	List of Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement