Form 10-Q
period 2012-09-30
HARRIS INTERACTIVE INC
filed 2012-11-14
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-27577

HARRIS INTERACTIVE INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	16-1538028
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

60 Corporate Woods

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

On November 9, 2012, 57,713,440 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

Part I: Financial Information

Item 1 — Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,623	$11,456
Accounts receivable, net	19,616	19,940
Unbilled receivables	8,542	7,513
Prepaid expenses and other current assets	3,466	3,859
Deferred tax assets	248	243

Total current assets	42,495	43,011

Property, plant and equipment, net	2,332	2,500
Other intangibles, net	10,320	10,795
Other assets	1,106	1,080

Total assets	$56,253	$57,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,254	$7,628
Accrued expenses	18,169	21,643
Current portion of long-term debt	4,794	4,794
Deferred revenue	12,017	10,088
Liabilities from discontinued operations	—	181

Total current liabilities	42,234	44,334

Long-term debt	—	1,199
Deferred tax liabilities	1,689	1,696
Other liabilities	3,510	4,072
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2012 and June 30, 2012	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 57,614,299 shares issued and outstanding at September 30, 2012 and 57,399,291 shares issued and outstanding at June 30, 2012	58	57
Additional paid-in capital	189,184	188,535
Accumulated other comprehensive income	4,175	3,833
Accumulated deficit	(184,597)	(186,340)

Total stockholders’ equity	8,820	6,085

Total liabilities and stockholders’ equity	$56,253	$57,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenue from services	$33,010	$37,769

Operating expenses:
Cost of services	19,455	23,630
Selling, general and administrative	10,778	11,665
Depreciation and amortization	948	1,293
Restructuring and other charges	—	5,440

Total operating expenses	31,181	42,028

Operating income (loss)	1,829	(4,259)
Interest expense, net	101	157

Income (loss) from continuing operations before income taxes	1,728	(4,416)
Provision (benefit) for income taxes	(15)	(280)

Income (loss) from continuing operations	1,743	(4,136)
Loss from discontinued operations, net of tax	—	(1,820)

Net income (loss)	$1,743	$(5,956)

Other comprehensive income (loss):
Change in fair value of interest rate swap	$8	$54
Change in postretirement obligation	—	(63)
Foreign currency translation adjustments	334	(1,593)

Comprehensive income (loss)	$2,085	$(7,558)

Basic net income (loss) per share:
Continuing operations	$0.03	$(0.08)
Discontinued operations	—	(0.03)

	$0.03	$(0.11)

Diluted net income (loss) per share:
Continuing operations	$0.03	$(0.08)
Discontinued operations	—	(0.03)

	$0.03	$(0.11)

Weighted-average shares outstanding — basic	55,952,534	55,026,885

Weighted-average shares outstanding — diluted	56,878,991	55,026,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,743	$(5,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —

Depreciation and amortization	1,116	1,543
Deferred taxes	(8)	(682)
Stock-based compensation	569	279
Amortization of deferred financing costs	28	17
Loss on disposal of property, plant and equipment	—	336
Writeoff of Asian intangible assets	—	438
(Increase) decrease in assets —
Accounts receivable	517	4,543
Unbilled receivables	(924)	(423)
Prepaid expenses and other current assets	243	(456)
Other assets	(44)	7
(Decrease) increase in liabilities —
Accounts payable	(432)	(1,022)
Accrued expenses	(3,809)	1,296
Deferred revenue	1,873	(1,726)
Other long-term liabilities	(566)	1,981

Net cash provided by operating activities	306	175

Cash flows from investing activities:
Capital expenditures	(58)	(19)

Net cash used in investing activities	(58)	(19)

Cash flows from financing activities:
Proceeds from employee stock purchases	98	68
Repayment of borrowings	(1,199)	(1,199)
Repurchases of common stock	(16)	—
Credit agreement amendment costs	—	(86)

Net cash used in financing activities	(1,117)	(1,217)

Effect of exchange rate changes on cash and cash equivalents	36	(791)

Net decrease in cash and cash equivalents	(833)	(1,852)
Cash and cash equivalents at beginning of period	11,456	14,224

Cash and cash equivalents at end of period	$10,623	$12,372

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

2. Basis of Presentation

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 25, 2012.

Future Liquidity Considerations

At September 30, 2012, the Company had cash and cash equivalents of $10,623, compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities discussed in Note 8, “Borrowings”. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement, the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

3. Recent Accounting Pronouncements

Fair Value Measurements

Effective July 1, 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) amended guidance to achieve common fair value measurement and disclosure requirements under GAAP. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The adoption of this amended guidance on July 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

Effective July 1, 2012, the Company adopted the FASB amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. In December 2011, the FASB issued additional guidance deferring the effective date of the June 2011 amended guidance related to the presentation of reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for further redeliberation. The adoption of this amended guidance on July 1, 2012 required changes in presentation only and did not have an impact on the Company’s consolidated financial statements.

4. Restructuring and Other Charges

Fiscal 2012

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

•

Reduced headcount at its U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed in February 2012.

•

Reduced its occupancy of leased office space at its Rochester, New York, Princeton, New Jersey, Brentford, United Kingdom, and Ottawa, Canada facilities. The Company incurred $4,084 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by September 2011, and all cash payments will be completed in June 2015.

The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three months ended September 30:

	2012	2011
Termination benefits	$—	$1,397
Lease commitments	—	4,084
Changes in estimate	—	(41)

	$—	$5,440

The following table summarizes activity during the three months ended September 30, 2012 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, September 30, 2012
Termination benefits	$298	$—	$—	$(236)	$—	$62
Lease commitments	6,278	—	—	(612)	—	5,666

Remaining reserve	$6,576	$—	$—	$(848)	$—	$5,728

5. Discontinued Operations

The revenue from services and loss attributable to the Company’s Asian operations, which ceased in September 2011 and are reported in discontinued operations, were as follows for the three months ended September 30, 2011:

Revenue from services	$493
Loss from discontinued operations	(1,820)

The assets and liabilities of the discontinued operations were as follows:

At June 30, 2012
Cash and cash equivalents	$—
Accounts receivable, net	—
Prepaid expenses and other current assets	—
Property, plant and equipment, net	—
Other intangibles, net	—
Other assets	—

Assets from discontinued operations	$—
Accounts payable	$—
Accrued expenses	181
Deferred revenue	—

Liabilities from discontinued operations	$181

There were no assets or liabilities of the discontinued operations at September 30, 2012.

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

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2012
Financial liabilities:
Interest rate swap contract	$—	$121	$—	$121

At June 30, 2012
Financial liabilities:
Interest rate swap contract	$—	$174	$—	$174

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which the Company corroborated using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7. Acquired Intangible Assets Subject to Amortization

At September 30, 2012 and June 30, 2012, acquired intangible assets subject to amortization consisted of the following:

		September 30, 2012
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,125	2,981	144
Customer relationships	10	21,305	13,767	7,538
Trade names	16	5,262	2,624	2,638

Total		$31,460	$21,140	$10,320

		June 30, 2012
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,080	2,861	219
Customer relationships	10	20,849	12,974	7,875
Trade names	16	5,250	2,549	2,701

Total		$30,947	$20,152	$10,795

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three months ended September 30, 2012, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended September 30,
	2012	2011
Amortization expense	$685	$708

Estimated amortization expense for the fiscal years ending June 30:

2013	$2,554

2014	$2,204

2015	$1,625

2016	$1,501

2017	$1,457

2018	$305

Thereafter	$1,359

8. Borrowings

Outstanding Debt

There were no material changes to the Company’s credit facilities under its credit agreement during the three months ended September 30, 2012 from those disclosed in Note 11, “Borrowings,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

At September 30, 2012, the required principal repayments of the term loan under the Company’s credit agreement for the remainder of fiscal 2013 and the succeeding fiscal year are as follows:

Total
2013	$3,595
2014	1,199

$4,794

At September 30, 2012, the Company was in compliance with all of the covenants under its credit agreement, had no outstanding borrowings under its revolving line of credit, and had $351 in outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

The Company has one interest rate swap contract, the term of which ends on September 30, 2013. The interest rate swap fixed the floating LIBOR interest portion of the rate on the term loan outstanding under the Company’s credit agreement at 4.32%.

At September 30 and June 30, 2012, the Company had liabilities of $121 and $174, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. Changes in the fair value of the interest rate swap are recorded through interest expense on a quarterly basis. Such changes amounted to $53 and $101, respectively, for the three months ended September 30, 2012 and 2011.

9. Stock-Based Compensation

The following table illustrates the stock-based compensation expense for stock options and restricted stock issued under the Company’s Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans, and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of comprehensive income for the three months ended September 30:

	Three Months Ended September 30,
	2012	2011
Cost of services	$10	$5
Selling, general and administrative	559	274

	$569	$279

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the three months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	5,218,927	$1.54
Granted	—	—
Forfeited	(89,263)	2.24
Exercised	(63,917)	0.57

Options outstanding at September 30	5,065,747	1.54

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2012:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	1,466,032	$1.09
Granted	515,391	1.45
Forfeited	—	—
Vested	(53,414)	0.98

Restricted shares outstanding at September 30	1,928,009	1.21

At September 30, 2012, there was $3,127 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 1.7 years.

10. Income Taxes

The Company recorded an income tax benefit in continuing operations of $15 for the three months ended September 30, 2012, compared with an income tax benefit of $280 for the same prior year period. The tax benefit for both periods was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s international jurisdictions.

A full valuation allowance continues to be recorded at September 30, 2012 against the Company’s U.S. and U.K. net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

11. Share Repurchase Program

Under the share repurchase program (the “Repurchase Program”) authorized by the Board on March 6, 2012, the Company repurchased 14,300 shares of its common stock at an average price per share of $1.09 for an aggregate purchase price of $16 during the three months ended September 30, 2012. All shares repurchased were subsequently retired.

At September 30, 2012, the Repurchase Program had $2,914 in remaining capacity.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of such securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three months ended September 30:

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$1,743	$(5,956)

Denominator:
Weighted average number of shares of common stock used in the calculation of basic net income (loss) per share	55,952,534	55,026,885
Dilutive effect of outstanding stock options and restricted stock	926,457	—

Shares of common stock used in the calculation of diluted net income (loss) per share	56,878,991	55,026,885

Net income (loss) per share:
Basic	$0.03	$(0.11)

Diluted	$0.03	$(0.11)

Unvested restricted stock and unexercised stock options to purchase 770,314 and 6,289,310 shares of the Company’s common stock for the three months ended September 30, 2012 and 2011, respectively, at weighted-average prices per share of $5.94 and $1.51, respectively, were not included in the computations of diluted net income (loss) per share because their impact was anti-dilutive during the respective periods.

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended September 30,
	2012	2011
Revenue from services
United States	$20,423	$23,078
Canada	4,909	5,741
United Kingdom	2,713	3,802
France	2,961	3,094
Germany	2,004	2,054

Total revenue from services	$33,010	$37,769

Operating income (loss)
United States	$1,852	$(1,392)
Canada	(123)	(491)
United Kingdom	40	(2,682)
France	(42)	99
Germany	102	207

Total operating income (loss)	$1,829	$(4,259)

	At September 30, 2012	At June 30, 2012
Long-lived assets
United States	$822	$909
Canada	236	276
United Kingdom	435	459
France	723	742
Germany	116	114

Total long-lived assets	$2,332	$2,500

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,472)	(1,458)
United Kingdom	—	—
France	(33)	(51)
Germany	64	56

Total deferred tax liabilities	$(1,441)	$(1,453)

14. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three months ended September 30, 2012 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by the Company with the SEC on September 25, 2012. Risks and uncertainties also include quarterly variations in financial results, actions of competitors, and the Company’s ability to sustain and grow its revenue base, maintain and improve cost efficient operations, develop and maintain products and services attractive to the market, maintain compliance with financial covenants under its credit agreement, obtain additional cash resources should it be necessary to do so, and maintain compliance with certain Nasdaq listing requirements.

Note: Amounts shown below are in thousands of U.S. Dollars for our continuing operations, unless otherwise noted. Also, references herein to “we”, “our”, “us”, “its”, the “Company” or “Harris Interactive” refer to Harris Interactive Inc. and its subsidiaries, unless the context specifically requires otherwise.

Overview

Harris Interactive is a leading global market research firm that uses web-based, telephone and other research methodologies to provide clients with information about the views, behaviors and attitudes of people worldwide.

For the three months ended September 30, 2012:

•

Revenue from services was $33,010, down 12.6% from the same prior year period. Excluding foreign exchange rate differences, revenue was down 10.6% from last fiscal year’s first quarter. The decrease was driven by declines in the U.S., U.K. and Canada as a result of bookings declines in those operations throughout fiscal 2012.

•	Bookings were up 4.1% compared with the same prior year period, excluding foreign exchange rate differences. The increase was driven mainly by increased bookings in Germany and Canada.

•

Operating income was $1,829, compared with an operating loss of $4,259 for the same prior year period. Operating loss for the three months ended September 30, 2011 included $5,440 in restructuring and other charges, compared with no such charges for the three months ended September 30, 2012.

•	We had $10,623 in cash at September 30, 2012, down from $11,456 at June 30, 2012.

•	Our outstanding debt at September 30, 2012 was $4,794, down from $5,993 at June 30, 2012 as a result of a quarterly principal payment made during the first quarter of fiscal 2013.

Significant Events

Restructuring and Other Charges

Fiscal 2012

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

•

Reduced headcount at our U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed in February 2012.

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

The following table summarizes the restructuring charges recognized in our unaudited consolidated statements of comprehensive income for the three months ended September 30:

	2012	2011
Termination benefits	$—	$1,397
Lease commitments	—	4,084
Changes in estimate	—	(41)

	$—	$5,440

The following table summarizes activity during the three months ended September 30, 2012 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, September 30, 2012
Termination benefits	$298	$—	$—	$(236)	$—	$62
Lease commitments	6,278	—	—	(612)	—	5,666

Remaining reserve	$6,576	$—	$—	$(848)	$—	$5,728

Discontinued Operations

The revenue from services and loss attributable to our Asian operations, which ceased in September 2011 and are reported in discontinued operations, were as follows for the three months ended September 30, 2011:

Revenue from services	$493
Loss from discontinued operations	(1,820)

The assets and liabilities of the discontinued operations were as follows:

At June 30, 2012
Cash and cash equivalents	$—
Accounts receivable, net	—
Prepaid expenses and other current assets	—
Property, plant and equipment, net	—
Other intangibles, net	—
Other assets	—

Assets from discontinued operations	$—
Accounts payable	$—
Accrued expenses	181
Deferred revenue	—

Liabilities from discontinued operations	$181

There were no assets or liabilities of the discontinued operations at September 30, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2013 include:

•	Revenue recognition,

•	Impairment of other intangible assets,

•	Income taxes,

•	Stock-based compensation,

•	HIpoints loyalty program, and

•	Contingencies and other accruals.

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three months ended September 30, 2012, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Results of Operations

Three Months Ended September 30, 2012 Versus Three Months Ended September 30, 2011

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2012 and 2011, respectively:

	2012	%	2011	%
Revenue from services	$33,010	100.0%	$37,769	100.0%

Operating expenses:
Cost of services	19,455	58.9	23,630	62.6
Selling, general and administrative	10,778	32.7	11,665	30.9
Depreciation and amortization	948	2.9	1,293	3.4
Restructuring and other charges	—	—	5,440	14.4

Operating income (loss)	1,829	5.5	(4,259)	(11.3)
Interest expense, net	101	0.3	157	0.4

Income (loss) from continuing operations before taxes	1,728	5.2	(4,416)	(11.7)
Provision (benefit) for income taxes	(15)	(0.0)	(280)	(0.7)

Income (loss) from continuing operations	1,743	5.2	(4,136)	(11.0)
Loss from discontinued operations, net of tax	—	—	(1,820)	(4.8)

Net income (loss)	$1,743	5.2	$(5,956)	(15.8)

Revenue from services. Revenue from services decreased by $4,759, or 12.6%, to $33,010 for the three months ended September 30, 2012 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services decreased by 10.6% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $3,487 to $25,332 for the three months ended September 30, 2012 compared with the same prior year period, a decrease of 12.1%. By country, North American revenue for the three months ended September 30, 2012 was comprised of:

•

Revenue from U.S. operations of $20,423, down 11.5% compared with $23,078 for the same prior year period. The decrease was primarily due to the continued revenue impact from bookings declines in our U.S. operations throughout fiscal 2012.

•

Revenue from Canadian operations of $4,909, down 14.5% compared with $5,741 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue decreased by 13.1% compared with the same prior year period. The decrease was primarily due to the revenue impact from bookings declines in our Canadian operations throughout fiscal 2012.

European revenue decreased by $1,272 to $7,678 for the three months ended September 30, 2012 compared with the same prior year period, a decrease of 14.2%. By country, European revenue for the three months ended September 30, 2012 was comprised of:

•

Revenue from U.K. operations of $2,713, down 28.6% compared with $3,802 for the same prior year period. In local currency (British Pound), U.K. revenue decreased by 27.0% compared with the same prior year period. The decrease was primarily due to the expected impact of our U.K. restructuring actions during the first three months of fiscal 2012, discussed above under “Restructuring and Other Charges”, which were designed to scale back our U.K. business to focus on core markets and key solutions areas.

•

Revenue from French operations of $2,961, down 4.3% compared with $3,094 for the same prior year period. In local currency (Euro), French revenue increased by 7.4% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our French operations during the first three months of fiscal 2013.

•

Revenue from German operations of $2,004, down 2.5% compared with $2,054 for the same prior year period. In local currency (Euro), German revenue increased by 9.6% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our German operations during the first three months of fiscal 2013.

Cost of services. Cost of services was $19,455 or 58.9% of total revenue for the three months ended September 30, 2012, compared with $23,630 or 62.6% of total revenue for the same prior year period. Cost of services for the three months ended September 30, 2012 was principally impacted by direct labor savings derived from the restructuring actions discussed above under “Restructuring and Other Charges” and our more selective approach to accepting work based on expected project profitability.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2012 was $10,778 or 32.7% of total revenue, compared with $11,665 or 30.9% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:

•	a $745 decrease in payroll-related expense, mainly due to headcount reductions made throughout fiscal 2012, and

•	a $424 decrease in rent expense, mainly due to space reductions made throughout fiscal 2012.

Depreciation and amortization. Depreciation and amortization was $948 or 2.9% of total revenue for the three months ended September 30, 2012, compared with $1,293 or 3.4% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended September 30, 2012 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2012 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for a discussion regarding restructuring and other charges for the three months ended September 30, 2011. There were no restructuring or other charges for the three months ended September 30, 2012.

Interest expense, net. Net interest expense was $101 or less than 1% of total revenue for the three months ended September 30, 2012, compared with $157 or less than 1% of total revenue for the same prior year period. Interest expense for the three months ended September 30, 2012 reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax benefit in continuing operations of $15 for the three months ended September 30, 2012, compared with an income tax benefit of $280 for the same prior year period. The tax benefit for both periods was comprised primarily of tax benefits related to pre-tax losses in certain of our international jurisdictions.

A full valuation allowance continues to be recorded at September 30, 2012 against our U.S. and U.K. net deferred tax assets. We will continue to assess the realizability of our deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for continuing operations for the three months ended September 30, 2012 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q1 FY2012	Q2 FY2012	Q3 FY2012	Q4 FY2012	Q1 FY2013
Bookings	$32.1	$45.2	$39.5	$28.5	$33.9
Secured revenue	$39.0	$45.1	$50.5	$42.5	$43.4

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

Bookings for the three months ended September 30, 2012 were $33.9 million, an increase of 5.6% compared with $32.1 million for the same prior year period. Excluding foreign exchange rate differences, bookings were up 4.1% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:

•	a 2.0% decrease in U.S. bookings, mainly as a result of our more selective approach to accepting work based on expected project profitability,

•	a 2.0% increase in Canadian bookings, mainly as a result of timing differences,

•	a 1.1% increase in U.K. bookings, mainly as a result of the stabilization of our U.K. business during fiscal 2012,

•	a 9.9% increase in French bookings, mainly as a result of timing differences, and

•	a 93.5% increase in German bookings, mainly as a result of continued success in winning work at new and existing clients.

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

Secured revenue for the three months ended September 30, 2012 was $43.4 million, an increase of 11.2% compared with $39.0 million for the same prior year period. Foreign exchange rate differences had an inconsequential impact on secured revenue when compared with the same prior year period. The increase is primarily due to increased bookings and timing differences compared with the same prior year period.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities, for the three months ended September 30:

	2012	2011
Net cash provided by operating activities	$306	$175
Net cash used in investing activities	(58)	(19)
Net cash used in financing activities	(1,117)	(1,217)

Net cash provided by operating activities. Net cash provided by operating activities was $306 for the three months ended September 30, 2012, compared with $175 provided by operating activities for the same prior year period. The increase was primarily due to our net income for the three months ended September 30, 2012, offset by working capital timing differences compared with the same prior year period.

Net cash used in investing activities. Net cash used in investing activities was $58 for the three months ended September 30, 2012, compared with $19 for the same prior year period. Investing activities for the three months ended September 30, 2012 and 2011 consisted solely of capital expenditures.

Net cash used in financing activities. Net cash used in financing activities was $1,117 for the three months ended September 30, 2012, compared with $1,217 for the same prior year period. The primary use of cash during both periods was to make required principal payments on our outstanding debt.

Working Capital

At September 30, 2012, we had cash and cash equivalents of $10,623 compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash, cash equivalents and marketable securities on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

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

Credit Facilities

The required principal repayments under our credit agreement for the remainder of fiscal 2013 and the succeeding fiscal year are set forth in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2012, we were in compliance with all of the covenants under our credit agreement, had no outstanding borrowings under our revolving line of credit, and had $351 in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 8, “Borrowings”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

At September 30, 2012, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended September 30, 2012 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2012 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At September 30, 2012, we had outstanding debt under our credit facilities of $4,794. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013.

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

We performed a sensitivity analysis at September 30, 2012. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our repurchases of our equity securities for the three months ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2012 through July 31, 2012	12,700	$1.10	12,700	$2,916
August 1, 2012 through August 31, 2012	1,600	1.07	1,600	2,914
September 1, 2012 through September 30, 2012	—	—	—	—

Total	14,300	$1.09	14,300	$2,914

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

November 14, 2012	Harris Interactive Inc.

	By:	/s/ Eric W. Narowski
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