Form 10-Q
period 2012-12-31
HARRIS INTERACTIVE INC
filed 2013-02-14
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2012

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

On February 11, 2013, 57,786,476 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2012

Part I: Financial Information

Item 1 — Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,085	$11,456
Accounts receivable, net	27,234	19,940
Unbilled receivables	6,512	7,513
Prepaid expenses and other current assets	3,663	3,859
Deferred tax assets	156	243

Total current assets	48,650	43,011
Property, plant and equipment, net	2,335	2,500
Other intangibles, net	9,551	10,795
Other assets	1,131	1,080

Total assets	$61,667	$57,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,122	$7,628
Accrued expenses	17,343	21,643
Current portion of long-term debt	3,596	4,794
Deferred revenue	14,264	10,088
Liabilities from discontinued operations	—	181

Total current liabilities	44,325	44,334
Long-term debt	—	1,199
Deferred tax liabilities	1,497	1,696
Other liabilities	3,165	4,072
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and June 30, 2012	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 57,786,476 shares issued and outstanding at December 31, 2012 and 57,399,291 shares issued and outstanding at June 30, 2012	58	57
Additional paid-in capital	190,010	188,535
Accumulated other comprehensive income	4,317	3,833
Accumulated deficit	(181,705)	(186,340)

Total stockholders’ equity	12,680	6,085

Total liabilities and stockholders’ equity	$61,667	$57,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue from services	$37,087	$39,115	$70,097	$76,884
Operating expenses:
Cost of services	21,898	24,380	41,353	48,010
Selling, general and administrative	11,207	11,308	21,985	22,973
Depreciation and amortization	963	1,197	1,911	2,490
Restructuring and other charges	—	(72)	—	5,368

Total operating expenses	34,068	36,813	65,249	78,841

Operating income (loss)	3,019	2,302	4,848	(1,957)
Interest expense, net	69	204	170	361

Income (loss) from continuing operations before income taxes	2,950	2,098	4,678	(2,318)
Provision for income taxes	58	283	43	3

Income (loss) from continuing operations	2,892	1,815	4,635	(2,321)
Loss from discontinued operations, net of tax	—	(190)	—	(2,011)

Net income (loss)	$2,892	$1,625	$4,635	$(4,332)

Other comprehensive income (loss):
Change in fair value of interest rate swap	$(9)	$27	$(1)	$81
Change in postretirement obligation	—	—	—	(63)
Foreign currency translation adjustments	151	(68)	485	(1,661)

Comprehensive income (loss)	$3,034	$1,584	$5,119	$(5,975)

Basic net income (loss) per share:
Continuing operations	$0.05	$0.03	$0.08	$(0.04)
Discontinued operations	—	(0.00)	—	(0.04)

	$0.05	$0.03	$0.08	$(0.08)

Diluted net income (loss) per share:
Continuing operations	$0.05	$0.03	$0.08	$(0.04)
Discontinued operations	—	(0.00)	—	(0.04)

	$0.05	$0.03	$0.08	$(0.08)

Weighted-average shares outstanding — basic	56,152,326	55,272,335	56,171,401	55,149,610

Weighted-average shares outstanding — diluted	57,412,623	55,294,426	57,395,320	55,149,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,635	$(4,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	2,243	3,005
Deferred taxes	(95)	(450)
Stock-based compensation	1,248	550
Amortization of deferred financing costs	56	46
Loss on disposal of property, plant and equipment	—	336
Writeoff of Asian intangible assets	—	438
(Increase) decrease in assets —
Accounts receivable	(6,921)	1,617
Unbilled receivables	1,147	1,289
Prepaid expenses and other current assets	(99)	(739)
Other assets	(73)	253
(Decrease) increase in liabilities —
Accounts payable	1,393	494
Accrued expenses	(4,757)	(412)
Deferred revenue	4,080	(123)
Other long-term liabilities	(909)	1,526

Net cash provided by operating activities	1,948	3,498

Cash flows from investing activities:
Capital expenditures	(308)	(430)

Net cash used in investing activities	(308)	(430)

Cash flows from financing activities:
Proceeds from employee stock purchases	246	128
Repayment of borrowings	(2,397)	(2,397)
Repurchases of common stock	(16)	—
Credit agreement amendment costs	—	(86)

Net cash used in financing activities	(2,167)	(2,355)

Effect of exchange rate changes on cash and cash equivalents	156	(884)

Net decrease in cash and cash equivalents	(371)	(171)
Cash and cash equivalents at beginning of period	11,456	14,224

Cash and cash equivalents at end of period	$11,085	$14,053

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

Future Liquidity Considerations

At December 31, 2012, the Company had cash and cash equivalents of $11,085, compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand ($4,596 held in the U.S. and $6,489 held by the Company’s international operations at December 31, 2012), additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities discussed in Note 8, “Borrowings”. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement (through September 2013), the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

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

4. Restructuring and Other Charges

Fiscal 2012

During the three months ended December 31, 2011, the Company continued to take actions designed to re-align the cost structure of its U.S. operations. Specifically, the Company reduced headcount at its U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed in March 2012.

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

The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Termination benefits	$—	$260	$—	$1,657
Lease commitments	—	—	—	4,084
Changes in estimate	—	—	—	(41)

	$—	$260	$—	$5,700

Other Charges

For the three and six months ended December 31, 2010, other charges reflected in the “Restructuring and other charges” line shown on the Company’s unaudited consolidated statements of operations included $331 in costs associated with reorganizing the operational structure of the Company’s Canadian operations. A corresponding liability was recorded in the “Accrued expenses’ line shown in the Company’s unaudited consolidated balance sheet at that time. In October 2011, the Company’s obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized for the three and six months ended December 31, 2011.

The following table summarizes activity during the six months ended December 31, 2012 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, December 31, 2012
Termination benefits	$298	$—	$—	$(298)	$—	$—
Lease commitments	6,278	—	—	(1,098)	—	5,180

Remaining reserve	$6,576	$—	$—	$(1,396)	$—	$5,180

5. Discontinued Operations

The revenues and losses attributable to the Company’s Asian operations, which ceased in September 2011 and are reported in discontinued operations were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$493
Loss from discontinued operations, net of tax	—	(190)	—	(2,011)

The balance sheet of the discontinued operations consisted solely of $181 in accrued expenses at June 30, 2012. There were no assets or liabilities of the discontinued operations at December 31, 2012.

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

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012
Financial liabilities:
Interest rate swap contract	$—	$72	$—	$72
At June 30, 2012
Financial liabilities:
Interest rate swap contract	$—	$174	$—	$174

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which the Company corroborated using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7. Acquired Intangible Assets Subject to Amortization

At December 31, 2012 and June 30, 2012, acquired intangible assets subject to amortization consisted of the following:

	December 31, 2012
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,186	3,119	67
Customer relationships	10	21,180	14,271	6,909
Trade names	16	5,267	2,692	2,575

Total		$31,401	$21,850	$9,551

	June 30, 2012
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,080	2,861	219
Customer relationships	10	20,849	12,974	7,875
Trade names	16	5,250	2,549	2,701

Total		$30,947	$20,152	$10,795

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the six months ended December 31, 2012, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Amortization expense	$690	$687	$1,375	$1,417

Estimated amortization expense for the fiscal years ending June 30:

2013	$2,521

2014	$2,192

2015	$1,612

2016	$1,487

2017	$1,444

2018	$304

Thereafter	$1,366

8. Borrowings

Outstanding Debt

There were no material changes to the Company’s credit facilities under its credit agreement during the three months ended December 31, 2012 from those disclosed in Note 11, “Borrowings,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

At December 31, 2012, the required principal repayments of the term loan under the Company’s credit agreement for the remainder of fiscal 2013 and the succeeding fiscal year are as follows:

Total
2013	$2,398
2014	1,198

$3,596

At December 31, 2012, the Company was in compliance with all of the covenants under its credit agreement, had no outstanding borrowings under its revolving line of credit, and had $353 in outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

The Company has one interest rate swap contract, the term of which ends on September 30, 2013. The interest rate swap fixed the floating LIBOR interest portion of the rate on the term loan outstanding under the Company’s credit agreement at 4.32%.

At December 31 and June 30, 2012, the Company had liabilities of $72 and $174, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. Changes in the fair value of the interest rate swap are recorded through interest expense on a quarterly basis. Such changes amounted to $49 and $104, respectively, for the three months ended December 30, 2012 and 2011, and $102 and $205, respectively, for the six months ended December 31, 2012 and 2011.

9. Stock-Based Compensation

The following table illustrates the stock-based compensation expense for stock options and restricted stock issued under the Company’s Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans, and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of comprehensive income for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of services	$12	$5	$21	$9
Selling, general and administrative	667	266	1,227	541

	$679	$271	$1,248	$550

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the six months ended December 31, 2012:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	5,218,927	$1.54
Granted	—	—
Forfeited	(89,263)	2.24
Exercised	(163,917)	0.65

Options outstanding at December 31	4,965,747	1.55

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the six months ended December 31, 2012:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	1,466,032	$1.09
Granted	615,391	1.44
Forfeited	(14,201)	1.45
Vested	(117,170)	1.10

Restricted shares outstanding at December 31	1,950,052	1.23

At December 31, 2012, there was $2,437 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans, and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 1.5 years.

10. Income Taxes

The Company recorded income tax provisions in continuing operations of $58 and $43, respectively, for the three and six months ended December 31, 2012, compared with income tax provisions in continuing operations of $283 and $3, respectively for the same prior year periods. The tax provisions for both the current and same prior year periods were primarily attributable to pre-tax income in certain of the Company’s international jurisdictions.

A full valuation allowance continues to be recorded at December 31, 2012 against the Company’s U.S. and U.K. net deferred tax assets. If the Company continues its recent trend of pre-tax book income in the U.S., it believes that, based on consideration of all sources of available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result that a valuation allowance is no longer needed. The Company gives the most weight to the existence of cumulative losses in recent years in its evaluation of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

At December 31, 2012, the Company had U.S. federal and various state net operating loss carryforwards of approximately $39,900.

11. Share Repurchase Program

Under the share repurchase program authorized by the Board on March 6, 2012, the Company repurchased 14,300 shares of its common stock at an average price per share of $1.09 for an aggregate purchase price of $16 during the six months ended December 31, 2012. All shares repurchased were subsequently retired. There were no shares repurchased during the three months ended December 31, 2012.

At December 31, 2012, the repurchase program had $2,914 in remaining capacity.

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

The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$2,892	$1,625	$4,635	$(4,332)

Denominator:
Weighted average number of shares of common stock used in the calculation of basic net income (loss) per share	56,152,326	55,272,335	56,171,401	55,149,610
Dilutive effect of outstanding stock options and restricted stock	1,260,297	22,091	1,223,919	—

Shares of common stock used in the calculation of diluted net income (loss) per share	57,412,623	55,294,426	57,395,320	55,149,610

Net income (loss) per share:
Basic	$0.05	$0.03	$0.08	$(0.08)

Diluted	$0.05	$0.03	$0.08	$(0.08)

Unvested restricted stock and unexercised stock options to purchase 1,574,376 and 6,147,824 shares of the Company’s common stock for the three months ended December 31, 2012 and 2011, respectively, at weighted-average prices per share of $3.56 and $1.47, respectively, were not included in the computations of diluted net income per share because their impact was anti-dilutive during the respective periods.

Unvested restricted stock and unexercised stock options to purchase 1,272,674 and 6,252,824 shares of the Company’s common stock for the six months ended December 31, 2012 and 2011, respectively, at weighted-average prices per share of $4.03 and $1.45, respectively, were not included in the computations of diluted net income (loss) per share because their impact was anti-dilutive during the respective periods.

13. Enterprise-Wide Disclosures

The Company is comprised principally of operations in North America and Europe. Non-U.S. market research is comprised of operations in Canada, United Kingdom, France and Germany. The Company’s operations in Asia ceased as of September 30, 2011. There were no intercompany transactions that materially affected the financial statements, and all intercompany sales have been eliminated upon consolidation.

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue from services
United States	$23,037	$23,770	$43,460	$46,848
Canada	5,107	6,034	10,017	11,775
United Kingdom	2,829	3,809	5,542	7,611
France	3,902	3,942	6,863	7,037
Germany	2,212	1,560	4,215	3,613

Total revenue from services	$37,087	$39,115	$70,097	$76,884

Operating income (loss)
United States	$2,587	$1,863	$4,440	$471
Canada	49	292	(74)	(199)
United Kingdom	93	54	133	(2,627)
France	114	120	72	218
Germany	176	(27)	277	180

Total operating income (loss)	$3,019	$2,302	$4,848	$(1,957)

	At December 31, 2012	At June 30, 2012
Long-lived assets
United States	$836	$909
Canada	193	276
United Kingdom	405	459
France	752	742
Germany	149	114

Total long-lived assets	$2,335	$2,500

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,409)	(1,458)
United Kingdom	—	—
France	(13)	(51)
Germany	81	56

Total deferred tax liabilities	$(1,341)	$(1,453)

14. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three and six months ended December 31, 2012 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

For the three months ended December 31, 2012:

•

Revenue from services was $37,087, down 5.2% from the same prior year period. Excluding foreign exchange rate differences, revenue was down 5.0% from last fiscal year’s second quarter. The decrease was driven primarily by revenue declines in the U.S., Canada and U.K.

•	Bookings were up 5.5% compared with the same prior year period, excluding foreign exchange rate differences. The increase was driven mainly by increased bookings in the U.S., Canada and France.

•	Operating income was $3,019, compared with operating income of $2,302 for the same prior year period.

•	We had $11,085 in cash at December 31, 2012, down from $11,456 at June 30, 2012.

•	Our outstanding debt at December 31, 2012 was $3,596, down from $5,993 at June 30, 2012 as a result of quarterly principal payments made during the first two quarters of fiscal 2013.

Significant Events

Restructuring and Other Charges

Fiscal 2012

During the three months ended December 31, 2011, we continued to take actions designed to re-align the cost structure of our U.S. operations. Specifically, we reduced headcount at our U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed in March 2012.

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

The following table summarizes the restructuring charges recognized in our unaudited consolidated statements of operations for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Termination benefits	$—	$260	$—	$1,657
Lease commitments	—	—	—	4,084
Changes in estimate	—	—	—	(41)

	$—	$260	$—	$5,700

The following table summarizes activity during the six months ended December 31, 2012 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, December 31, 2012
Termination benefits	$298	$—	$—	$(298)	$—	$—
Lease commitments	6,278	—	—	(1,098)	—	5,180

Remaining reserve	$6,576	$—	$—	$(1,396)	$—	$5,180

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

Discontinued Operations

The revenues and losses attributable to our Asian operations, which ceased in September 2011 and are reported in discontinued operations are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$493
Loss from discontinued operations, net of tax	—	(190)	—	(2,011)

The balance sheet of the discontinued operations consisted solely of $181 in accrued expenses at June 30, 2012. There were no assets or liabilities of the discontinued operations at December 31, 2012.

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

During the six months ended December 31, 2012, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Results of Operations

Three Months Ended December 31, 2012 Versus Three Months Ended December 31, 2011

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended December 31, 2012 and 2011, respectively:

	2012	%	2011	%
Revenue from services	$37,087	100.0%	$39,115	100.0%
Operating expenses:
Cost of services	21,898	59.0	24,380	62.3
Selling, general and administrative	11,207	30.2	11,308	28.9
Depreciation and amortization	963	2.6	1,197	3.1
Restructuring and other charges	—	—	(72)	(0.2)

Operating income	3,019	8.1	2,302	5.9
Interest expense, net	69	0.2	204	0.5

Income from continuing operations before taxes	2,950	7.9	2,098	5.4
Provision for income taxes	58	0.1	283	0.7

Income from continuing operations	2,892	7.8	1,815	4.6
Loss from discontinued operations, net of tax	—	—	(190)	(0.5)

Net income	$2,892	7.8	$1,625	4.2

Revenue from services. Revenue from services decreased by $2,028, or 5.2%, to $37,087 for the three months ended December 31, 2012 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services decreased by 5.1% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $1,660 to $28,144 for the three months ended December 31, 2012 compared with the same prior year period, a decrease of 5.6%. By country, North American revenue for the three months ended December 31, 2012 was comprised of:

•

Revenue from U.S. operations of $23,037, down 3.1% compared with $23,770 for the same prior year period. The decrease was primarily due to the continued revenue impact from bookings declines in our U.S. operations during the latter part of fiscal 2012.

•

Revenue from Canadian operations of $5,107, down 15.4% compared with $6,034 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue decreased by 17.7% compared with the same prior year period. The decrease was primarily due to our more selective approach to accepting work based on expected project profitability and a slowdown in the wholesale side of the business.

European revenue decreased by $368 to $8,943 for the three months ended December 31, 2012 compared with the same prior year period, a decrease of 4.0%. By country, European revenue for the three months ended December 31, 2012 was comprised of:

•

Revenue from U.K. operations of $2,829, down 25.7% compared with $3,809 for the same prior year period. In local currency (British Pound), U.K. revenue decreased by 27.2% compared with the same prior year period. The decrease was primarily due to the expected impact of our U.K. restructuring actions taken during the first three months of fiscal 2012, which were designed to focus on core markets and key solutions areas.

•

Revenue from French operations of $3,902, down 1.0% compared with $3,942 for the same prior year period. In local currency (Euro), French revenue increased by 5.0% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our French operations during the first six months of fiscal 2013, resulting from our success in selling to new and existing clients across several industry sectors.

•

Revenue from German operations of $2,212, up 41.8% compared with $1,560 for the same prior year period. In local currency (Euro), German revenue increased by 42.7% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our German operations during the first three months of fiscal 2013, resulting from our success in selling to new and existing clients across several industry sectors.

Cost of services. Cost of services was $21,898 or 59.0% of total revenue for the three months ended December 31, 2012, compared with $24,380 or 62.3% of total revenue for the same prior year period. Cost of services for the three months ended December 31, 2012 was principally impacted by direct labor savings derived from the restructuring actions taken during fiscal 2012 and our more selective approach to accepting work based on expected project profitability.

Selling, general and administrative. Selling, general and administrative expense for the three months ended December 31, 2012 was $11,207 or 30.2% of total revenue, essentially flat compared with $11,308 or 28.9% of total revenue for the same prior year period but up on a percentage basis due to the year over year decline in revenue.

Depreciation and amortization. Depreciation and amortization was $963 or 2.6% of total revenue for the three months ended December 31, 2012, compared with $1,197 or 3.1% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended December 31, 2012 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2012 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for a discussion regarding restructuring and other charges for the three months ended December 31, 2011. There were no restructuring or other charges for the three months ended December 31, 2012.

Interest expense, net. Net interest expense was $69 or less than 1% of total revenue for the three months ended December 31, 2012, compared with $204 or less than 1% of total revenue for the same prior year period. The decrease in interest expense for the three months ended December 31, 2012 when compared with the same prior year period reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax provision in continuing operations of $58 for the three months ended December 31, 2012, compared with an income tax provision in continuing operations of $283 for the same prior year period. The tax provisions for both periods were primarily attributable to pre-tax income in certain of our international jurisdictions.

A full valuation allowance continues to be recorded at December 31, 2012 against our U.S. and U.K. net deferred tax assets. If we continue our recent trend of pre-tax book income in the U.S., we believe that, based on consideration of all sources of available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result that a valuation allowance is no longer needed. We give the most weight to the existence of cumulative losses in recent years in our evaluation of the need for a full valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal. We are currently unable to determine when that reversal might occur, but we will continue to assess the realizability of our deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

Six Months Ended December 31, 2012 Versus Six Months Ended December 31, 2011

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the six months ended December 31, 2012 and 2011, respectively:

	2012	%	2011	%
Revenue from services	$70,097	100.0%	$76,884	100.0%
Operating expenses:
Cost of services	41,353	59.0	48,010	62.4
Selling, general and administrative	21,985	31.4	22,973	29.9
Depreciation and amortization	1,911	2.7	2,490	3.2
Restructuring and other charges	—	—	5,368	7.0

Operating income (loss)	4,848	6.9	(1,957)	(2.5)
Interest expense, net	170	0.2	361	0.5

Income (loss) from continuing operations before taxes	4,678	6.7	(2,318)	(3.0)
Provision for income taxes	43	0.1	3	0.0

Income (loss) from continuing operations	4,635	6.6	(2,321)	(3.0)
Loss from discontinued operations, net of tax	—	—	(2,011)	(2.6)

Net income (loss)	$4,635	6.6	$(4,332)	(5.6)

Revenue from services. Revenue from services decreased by $6,787, or 8.8%, to $70,097 for the six months ended December 31, 2012 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services decreased by 7.7% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $5,146 to $53,477 for the six months ended December 31, 2012 compared with the same prior year period, a decrease of 8.8%. By country, North American revenue for the six months ended December 31, 2012 was comprised of:

•

Revenue from U.S. operations of $43,460, down 7.2% compared with $46,848 for the same prior year period. The decrease was primarily due to the continued revenue impact from bookings declines in our U.S. operations during the latter part of fiscal 2012.

•

Revenue from Canadian operations of $10,017, down 14.9% compared with $11,775 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue decreased by 15.4% compared with the same prior year period. The decrease was primarily due to our more selective approach to accepting work based on expected project profitability and a slowdown in the wholesale side of the business.

European revenue decreased by $1,643 to $16,620 for the six months ended December 31, 2012 compared with the same prior year period, a decrease of 9.0%. By country, European revenue for the six months ended December 31, 2012 was comprised of:

•

Revenue from U.K. operations of $5,542, down 27.2% compared with $7,611 for the same prior year period. In local currency (British Pound), U.K. revenue decreased by 27.1% compared with the same prior year period. The decrease was primarily due to the expected impact of our U.K. restructuring actions taken during the first three months of fiscal 2012, which were designed to focus on core markets and key solutions areas.

•

Revenue from French operations of $6,863, down 2.5% compared with $7,037 for the same prior year period. In local currency (Euro), French revenue increased by 6.1% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our French operations during the first six months of fiscal 2013, resulting from our success in selling to new and existing clients across several industry sectors.

•

Revenue from German operations of $4,215, up 16.6% compared with $3,613 for the same prior year period. In local currency (Euro), German revenue increased by 23.9% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our German operations during the first three months of fiscal 2013, resulting from our success in selling to new and existing clients across several industry sectors.

Cost of services. Cost of services was $41,353 or 59.0% of total revenue for the six months ended December 31, 2012, compared with $48,010 or 62.4% of total revenue for the same prior year period. Cost of services for the six months ended December 31, 2012 was principally impacted by direct labor savings derived from the restructuring actions taken during fiscal 2012 and our more selective approach to accepting work based on expected project profitability.

Selling, general and administrative. Selling, general and administrative expense for the six months ended December 31, 2012 was $21,985 or 31.4% of total revenue, compared with $22,973 or 29.9% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by an $872 decrease in payroll-related expense, mainly due to headcount reductions made throughout fiscal 2012.

Depreciation and amortization. Depreciation and amortization was $1,911 or 2.7% of total revenue for the six months ended December 31, 2012, compared with $2,490 or 3.2% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the six months ended December 31, 2012 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2012 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for a discussion regarding restructuring and other charges for the six months ended December 31, 2011. There were no restructuring or other charges for the six months ended December 31, 2012.

Interest expense, net. Net interest expense was $170 or less than 1% of total revenue for the six months ended December 31, 2012, compared with $361 or less than 1% of total revenue for the same prior year period. The decrease in interest expense for the six months ended December 31, 2012 when compared with the same prior year period reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax provision in continuing operations of $43 for the six months ended December 31, 2012, compared with an income tax provision in continuing operations of $3 for the same prior year period. The tax provisions for both periods were primarily attributable to pre-tax income in certain of our international jurisdictions.

A full valuation allowance continues to be recorded at December 31, 2012 against our U.S. and U.K. net deferred tax assets. If we continue our recent trend of pre-tax book income in the U.S., we believe that, based on consideration of all sources of available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result that a valuation allowance is no longer needed. We give the most weight to the existence of cumulative losses in recent years in our evaluation of the need for a full valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal. We are currently unable to determine when that reversal might occur, but we will continue to assess the realizability of our deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for continuing operations for the three months ended December 31, 2012 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q2 FY2012	Q3 FY2012	Q4 FY2012	Q1 FY2013	Q2 FY2013
Bookings	$45.2	$39.5	$28.5	$33.9	$47.8
Secured revenue	$45.1	$50.5	$42.5	$43.4	$54.1

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

Bookings for the three months ended December 31, 2012 were $47.8 million, an increase of 5.8% compared with $45.2 million for the same prior year period. Excluding foreign exchange rate differences, bookings were up 5.5% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:

•

a 9.1% increase in U.S. bookings, mainly as a result of success in selling to new and existing clients in certain of our business units, along with normal course shifts in the timing of when recurring work books,

•	a 3.7% increase in Canadian bookings, mainly as a result of timing differences,

•

a 26.3% decrease in U.K. bookings, mainly as a result of the expected impact of our U.K. restructuring actions during the first three months of fiscal 2012, which were designed to focus on core markets and key solutions areas,

•	a 10.1% increase in French bookings, mainly as a result of continued success in winning work at new and existing clients, and

•	a 5.9% decrease in German bookings, mainly as a result of timing differences.

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

Secured revenue for the three months ended December 31, 2012 was $54.1 million, an increase of 20.0% compared with $45.1 million for the same prior year period. Foreign exchange rate differences had an inconsequential impact on secured revenue when compared with the same prior year period. The increase in secured revenue for the three months ended December 31, 2012 when compared with the same prior year period is primarily due to increased bookings and timing differences compared with the same prior year period.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities, for the six months ended December 31:

	2012	2011
Net cash provided by operating activities	$1,948	$3,498
Net cash used in investing activities	(308)	(430)
Net cash used in financing activities	(2,167)	(2,355)

Net cash provided by operating activities. Net cash provided by operating activities was $1,948 for the six months ended December 31, 2012, compared with $3,498 provided by operating activities for the same prior year period. The decrease in cash provided by operating activities was mainly due to timing differences related to accounts receivable at December 31, 2012, which in large part have since been collected.

Net cash used in investing activities. Net cash used in investing activities was $308 for the six months ended December 31, 2012, compared with $430 for the same prior year period. Investing activities for the six months ended December 31, 2012 and 2011 consisted solely of capital expenditures.

Net cash used in financing activities. Net cash used in financing activities was $2,167 for the six months ended December 31, 2012, compared with $2,355 for the same prior year period. The primary use of cash during both periods was to make required principal payments on our outstanding debt.

Working Capital

At December 31, 2012, we had cash and cash equivalents of $11,085, compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand ($4,596 held in the U.S. and $6,489 held by our international operations at December 31, 2012), additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement (through September 2013), our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our foreign earnings are not considered permanently reinvested and we are not presently aware of any restrictions on the repatriation of these funds. If these funds were needed to fund our operations in the U.S., they could be repatriated. Repatriation of our foreign funds could result in additional U.S. income taxes and foreign withholding taxes which could be partially offset by net operating losses. Determining the amount of possible future taxes is not practicable.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panel, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $500 and $1,000 during the fiscal year ending June 30, 2013.

Credit Facilities

The required principal repayments under our credit agreement for the remainder of fiscal 2013 and the succeeding fiscal year are set forth in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. At December 31, 2012, we were in compliance with all of the covenants under our credit agreement, had no outstanding borrowings under our revolving line of credit, and had $353 in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 8, “Borrowings”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2012, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended December 31, 2012 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at December 31, 2012 and for the six months then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At December 31, 2012, we had outstanding debt under our credit facilities of $3,596. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013.

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

We performed a sensitivity analysis at December 31, 2012. Holding all other variables constant, we have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. Dollar would have an insignificant effect on our financial condition, results of operations and cash flows.

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 14, 2013	Harris Interactive Inc.

	By:	/s/ Eric W. Narowski
Eric W. Narowski Chief Financial Officer
(On Behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Denotes management contract or arrangement