Form 10-Q
period 2013-03-31
HARRIS INTERACTIVE INC
filed 2013-05-15
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

On May 10, 2013, 57,788,558 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

Part I: Financial Information

Item 1 — Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,947	$11,456
Accounts receivable, net	20,220	19,940
Unbilled receivables	6,317	7,513
Prepaid expenses and other current assets	4,425	3,859
Deferred tax assets	161	243

Total current assets	46,070	43,011
Property, plant and equipment, net	2,315	2,500
Other intangibles, net	8,766	10,795
Other assets	513	1,080

Total assets	$57,664	$57,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,878	$7,628
Accrued expenses	17,839	21,643
Current portion of long-term debt	2,397	4,794
Deferred revenue	12,373	10,088
Liabilities from discontinued operations	—	181

Total current liabilities	39,487	44,334
Long-term debt	—	1,199
Deferred tax liabilities	1,491	1,696
Other liabilities	2,870	4,072
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and June 30, 2012	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 57,788,558 shares issued and outstanding at March 31, 2013 and 57,399,291 shares issued and outstanding at June 30, 2012	58	57
Additional paid-in capital	190,585	188,535
Accumulated other comprehensive income	3,927	3,833
Accumulated deficit	(180,754)	(186,340)

Total stockholders’ equity	13,816	6,085

Total liabilities and stockholders’ equity	$57,664	$57,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue from services	$33,554	$34,117	$103,650	$111,002
Operating expenses:
Cost of services	20,013	20,791	61,366	68,799
Selling, general and administrative	11,501	12,580	33,487	35,579
Depreciation and amortization	902	1,136	2,813	3,602
Restructuring and other charges	—	(19)	—	5,348

Total operating expenses	32,416	34,488	97,666	113,328

Operating income (loss)	1,138	(371)	5,984	(2,326)
Interest expense, net	67	196	237	557

Income (loss) from continuing operations before income taxes	1,071	(567)	5,747	(2,883)
Provision (benefit) for income taxes	118	(88)	161	(85)

Income (loss) from continuing operations	953	(479)	5,586	(2,798)
Income (loss) from discontinued operations, net of tax	—	156	—	(1,854)

Net income (loss)	$953	$(323)	$5,586	$(4,652)

Other comprehensive income (loss):
Change in fair value of interest rate swap	$(6)	$39	$(7)	$120
Change in postretirement obligation	—	—	—	(63)
Foreign currency translation adjustments	(384)	433	101	(1,228)

Comprehensive income (loss)	$563	$149	$5,680	$(5,823)

Basic net income (loss) per share:
Continuing operations	$0.02	$(0.01)	$0.10	$(0.05)
Discontinued operations	—	0.00	—	(0.03)

	$0.02	$(0.01)	$0.10	$(0.08)

Diluted net income (loss) per share:
Continuing operations	$0.02	$(0.01)	$0.10	$(0.05)
Discontinued operations	—	0.00	—	(0.03)

	$0.02	$(0.01)	$0.10	$(0.08)

Weighted-average shares outstanding — basic	56,301,471	55,572,845	56,134,161	55,287,089

Weighted-average shares outstanding — diluted	58,206,271	55,572,845	57,846,756	55,287,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,586	$(4,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	3,277	4,398
Deferred taxes	(139)	(518)
Stock-based compensation	1,817	997
Amortization of deferred financing costs	84	52
Loss on disposal of property, plant and equipment	—	336
Writeoff of Asian intangible assets	—	489
(Increase) decrease in assets —
Accounts receivable	(258)	7,351
Unbilled receivables	1,223	348
Prepaid expenses and other current assets	(1,043)	(2,065)
Other assets	487	641
(Decrease) increase in liabilities —
Accounts payable	(751)	(2,295)
Accrued expenses	(3,973)	10
Deferred revenue	2,301	(2,256)
Other long-term liabilities	(1,202)	752

Net cash provided by operating activities	7,409	3,588

Cash flows from investing activities:
Capital expenditures	(584)	(427)

Net cash used in investing activities	(584)	(427)

Cash flows from financing activities:
Proceeds from employee stock purchases	252	133
Repayment of borrowings	(3,596)	(3,596)
Repurchases of common stock	(16)	(19)
Credit agreement amendment costs	—	(86)

Net cash used in financing activities	(3,360)	(3,568)

Effect of exchange rate changes on cash and cash equivalents	26	(650)

Net increase (decrease) in cash and cash equivalents	3,491	(1,057)
Cash and cash equivalents at beginning of period	11,456	14,224

Cash and cash equivalents at end of period	$14,947	$13,167

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

Future Liquidity Considerations

At March 31, 2013, the Company had cash and cash equivalents of $14,947, compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand ($7,128 held in the U.S. and $7,819 held by the Company’s international operations at March 31, 2013), additional cash that may be generated from the Company’s operations, and funds to the extent available through its credit facilities discussed in Note 8, “Borrowings”. While the Company believes that its available sources of cash, including funds available through its revolving line that are subject to certain requirements, including minimum cash balances, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under the Company’s credit agreement (through September 2013), the Company’s ability to generate cash from its operations is dependent upon its ability to profitably generate revenue, which requires that it continually develops new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of revenue, the Company has had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. The Company’s ability to profitably generate revenue depends not only on the execution of its business plans, but also on general market factors outside of its control. As many of the Company’s clients treat all or a portion of their market research expenditures as discretionary, the Company’s ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets the Company serves.

3. Recent Accounting Pronouncements

Fair Value Measurements

Effective July 1, 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) amended guidance to achieve common fair value measurement and disclosure requirements under GAAP. This amended guidance provided clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The adoption of this amended guidance on July 1, 2012 did not have a material impact on the Company’s unaudited consolidated financial statements.

Presentation of Comprehensive Income

Effective July 1, 2012, the Company adopted the FASB amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The adoption of this amended guidance on July 1, 2012 required changes in presentation only and did not have an impact on the Company’s unaudited consolidated financial statements.

4. Restructuring and Other Charges

Fiscal 2012

During the nine months ended March 31, 2012, the Company continued to take actions designed to re-align the cost structure of its U.S. and U.K. operations. Specifically, the Company:

•	Reduced headcount at its U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed by January 2012.

•	Reduced headcount at its U.S. facilities by a total of 23 full-time employees and incurred $389 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July and August 2011 and all actions were completed at those respective times. Related cash payments were completed by February 2012.

•	Reduced headcount at its U.S. facilities by a total of 10 full-time employees and incurred $260 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in October and December 2011 and all actions were completed at those respective times. Related cash payments were completed by March 2012.

•	Reduced its occupancy of leased office space at the Company’s Rochester, New York, Princeton, New Jersey, Brentford, United Kingdom, and Ottawa, Canada facilities. The Company incurred $4,084 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by September 2011, and all cash payments will be completed by June 2020.

The following table summarizes the restructuring charges recognized in the Company’s unaudited consolidated statements of operations for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Termination benefits	$—	$—	$—	$1,657
Lease commitments	—	—	—	4,084
Changes in estimate	—	(7)	—	(48)

	$—	$(7)	$—	$5,693

The following table summarizes activity during the nine months ended March 31, 2013 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, March 31, 2013
Termination benefits	$298	$—	$—	$(298)	$—	$—
Lease commitments	6,278	—	—	(1,596)	—	4,682

Remaining reserve	$6,576	$—	$—	$(1,894)	$—	$4,682

5. Discontinued Operations

The revenues and losses attributable to the Company’s Asian operations, which ceased in September 2011 and are reported in discontinued operations were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$—	$—	$—	$493
Loss from discontinued operations, net of tax	—	156	—	(1,854)

The balance sheet of the discontinued operations consisted solely of $181 in accrued expenses at June 30, 2012. There were no assets or liabilities of the discontinued operations at March 31, 2013.

6. Fair Value Measurements

The hierarchy for inputs used in measuring fair value for financial assets and liabilities is designed to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2013
Financial liabilities:
Interest rate swap contract	$—	$37	$—	$37
At June 30, 2012
Financial liabilities:
Interest rate swap contract	$—	$174	$—	$174

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which the Company corroborated using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

7. Acquired Intangible Assets Subject to Amortization

At March 31, 2013 and June 30, 2012, acquired intangible assets subject to amortization consisted of the following:

	March 31, 2013
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,153	3,145	8
Customer relationships	10	20,843	14,597	6,246
Trade names	16	5,261	2,749	2,512

Total		$31,025	$22,259	$8,766

	June 30, 2012
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,080	2,861	219
Customer relationships	10	20,849	12,974	7,875
Trade names	16	5,250	2,549	2,701

Total		$30,947	$20,152	$10,795

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three and nine months ended March 31, 2013, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Amortization expense	$668	$691	$2,043	$2,086

Estimated amortization expense for the fiscal years ending June 30:
2013	$2,445

2014	$2,153

2015	$1,577

2016	$1,453

2017	$1,410

2018	$301

Thereafter	$1,470

8. Borrowings

Outstanding Debt

There were no material changes to the Company’s credit facilities under its credit agreement during the three months ended March 31, 2013 from those disclosed in Note 11, “Borrowings,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

At March 31, 2013, the required principal repayments of the term loan under the Company’s credit agreement for the remainder of fiscal 2013 and the succeeding fiscal year are as follows:

Total
2013	$1,198
2014	1,199

$2,397

At March 31, 2013, the Company was in compliance with all of the covenants under its credit agreement, had no outstanding borrowings under its revolving line of credit, and had $340 in outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

The Company has one interest rate swap contract, the term of which ends on September 30, 2013. The interest rate swap fixed the floating LIBOR interest portion of the rate on the term loan outstanding under the Company’s credit agreement at 4.32%.

At March 31, 2013 and June 30, 2012, the Company had liabilities of $37 and $174, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap. Changes in the fair value of the interest rate swap are recorded through interest expense on a quarterly basis. Such changes amounted to $35 and $65, respectively, for the three months ended March 31, 2013 and 2012, and $137 and $270, respectively, for the nine months ended March 31, 2013 and 2012.

9. Stock-Based Compensation

The following table illustrates the stock-based compensation expense for stock options and restricted stock issued under the Company’s Long-Term Incentive Plans (the “Incentive Plans”), stock options issued to new employees outside the Incentive Plans, and shares issued under the Company’s Employee Stock Purchase Plans (“ESPPs”) included in the Company’s unaudited consolidated statements of comprehensive income for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of services	$10	$8	$31	$17
Selling, general and administrative	559	439	1,786	980

	$569	$447	$1,817	$997

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the nine months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	5,218,927	$1.54
Granted	—	—
Forfeited	(102,765)	2.53
Exercised	(166,000)	0.65

Options outstanding at March 31	4,950,162	1.55

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the nine months ended March 31, 2013:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	1,466,032	$1.09
Granted	615,391	1.44
Forfeited	(14,201)	1.45
Vested	(154,700)	1.19

Restricted shares outstanding at March 31	1,912,522	1.23

At March 31, 2013, there was $2,021 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans, outside the Incentive Plans, and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 1.3 years.

10. Income Taxes

The Company recorded an income tax provision in continuing operations of $118 for the three months ended March 31, 2013, compared with an income tax benefit in continuing operations of $88 for the same prior year period. The tax provision for the three months ended March 31, 2013 was related primarily to pre-tax income in certain of the Company’s international jurisdictions. The tax benefit for the three months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s international jurisdictions.

The Company recorded an income tax provision in continuing operations of $161 for the nine months ended March 31, 2013, compared with an income tax benefit in continuing operations of $85 for the same prior year period. The tax provision for the nine months ended March 31, 2013 was comprised primarily of pre-tax income in certain of the Company’s international jurisdictions. The tax benefit for the nine months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s international jurisdictions.

A full valuation allowance continues to be recorded at March 31, 2013 against the Company’s U.S. and U.K. net deferred tax assets. If the Company continues its recent trend of pre-tax book income in the U.S., it believes that, based on consideration of all sources of available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result during the next twelve months that a valuation allowance is no longer needed. The Company gives the most weight to the existence of cumulative losses in recent years in its evaluation of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

At March 31, 2013, the Company had U.S. federal and various state net operating loss carryforwards of approximately $39,900.

11. Share Repurchase Program

Under the share repurchase program authorized by the Board on March 6, 2012, the Company repurchased 14,300 shares of its common stock at an average price per share of $1.09 for an aggregate purchase price of $16 during the nine months ended March 31, 2013. All shares repurchased were subsequently retired. There were no shares repurchased during the three months ended March 31, 2013.

At March 31, 2013, the repurchase program had $2,914 in remaining capacity.

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

The following table sets forth the reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net income (loss) used for calculating basic and diluted net income (loss) per share of common stock	$953	$(323)	$5,586	$(4,652)

Denominator:
Weighted average number of shares of common stock used in the calculation of basic net income (loss) per share	56,301,471	55,572,845	56,134,161	55,287,089
Dilutive effect of outstanding stock options and restricted stock	1,904,800	—	1,712,595	—

Shares of common stock used in the calculation of diluted net income (loss) per share	58,206,271	55,572,845	57,846,756	55,287,089

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.10	$(0.08)

Diluted	$0.02	$(0.01)	$0.10	$(0.08)

Unvested restricted stock and unexercised stock options to purchase 770,314 and 7,160,209 shares of the Company’s common stock for the three months ended March 31, 2013 and 2012, respectively, at weighted-average prices per share of $5.94 and $1.44, respectively, were not included in the computations of diluted net income (loss) per share because their impact was anti-dilutive during the respective periods.

Unvested restricted stock and unexercised stock options to purchase 1,129,314 and 7,160,209 shares of the Company’s common stock for the nine months ended March 31, 2013 and 2012, respectively, at weighted-average prices per share of $4.40 and $1.44, respectively, were not included in the computations of diluted net income (loss) per share because their impact was anti-dilutive during the respective periods.

13. Enterprise-Wide Disclosures

The Company is comprised of operations in North America and Europe. Non-U.S. market research is comprised of operations in Canada, France, United Kingdom and Germany. The Company’s operations in Asia ceased as of September 30, 2011. There were no intercompany transactions that materially affected the Company’s financial statements, and all intercompany sales have been eliminated upon consolidation.

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue from services
United States	$21,105	$20,020	$64,565	$66,867
Canada	5,160	5,676	15,177	17,451
France	3,503	3,601	10,366	10,638
United Kingdom	2,095	2,991	7,637	10,602
Germany	1,691	1,829	5,905	5,444

Total revenue from services	$33,554	$34,117	$103,650	$111,002

Operating income (loss)
United States	$1,483	$(233)	$5,921	$240
Canada	(36)	(71)	(110)	(270)
France	104	15	175	233
United Kingdom	(305)	(50)	(172)	(2,678)
Germany	(108)	(32)	170	149

Total operating income (loss)	$1,138	$(371)	$5,984	$(2,326)

	At March 31, 2013	At June 30, 2012
Long-lived assets
United States	$910	$909
Canada	156	276
France	710	742
United Kingdom	376	459
Germany	163	114

Total long-lived assets	$2,315	$2,500

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,428)	(1,458)
France	—	(51)
United Kingdom	—	—
Germany	98	56

Total deferred tax liabilities	$(1,330)	$(1,453)

14. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three and nine months ended March 31, 2013 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

15. Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing any pending and threatened actions and proceedings with legal counsel, management does not expect the outcome of such actions or proceedings to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2013:

•

Revenue from services was $33,554, down 1.7% from the same prior year period. Excluding foreign exchange rate differences, revenue was down 1.1% from last fiscal year’s third quarter. The decrease was driven primarily by revenue declines in all of our international businesses, excluding foreign exchange rate differences.

•

Bookings were down 10.2% compared with the same prior year period, excluding foreign exchange rate differences. The decrease was driven mainly by decreased bookings across our U.S and international businesses.

•	Operating income was $1,138, compared with an operating loss of $371 for the same prior year period.

•	We had $14,947 in cash at March 31, 2013, up from $11,456 at June 30, 2012.

•	Our outstanding debt at March 31, 2013 was $2,397, down from $5,993 at June 30, 2012 as a result of quarterly principal payments made during the first three quarters of fiscal 2013.

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

The following table summarizes the restructuring charges recognized in our unaudited consolidated statements of operations for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Termination benefits	$—	$—	$—	$1,657
Lease commitments	—	—	—	4,084
Changes in estimate	—	(7)	—	(48)

	$—	$(7)	$—	$5,693

The following table summarizes activity during the nine months ended March 31, 2013 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance,					Balance,
	July 1,	Costs	Changes in	Cash	Non-Cash	March 31,
	2012	Incurred	Estimate	Payments	Settlements	2013
Termination benefits	$298	$—	$—	$(298)	$—	$—
Lease commitments	6,278	—	—	(1,596)	—	4,682

Remaining reserve	$6,576	$—	$—	$(1,894)	$—	$4,682

Discontinued Operations

The revenues and losses attributable to our Asian operations, which ceased in September 2011 and are reported in discontinued operations were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$—	$—	$—	$493
Loss from discontinued operations, net of tax	—	156	—	(1,854)

The balance sheet of the discontinued operations consisted solely of $181 in accrued expenses at June 30, 2012. There were no assets or liabilities of the discontinued operations at March 31, 2013.

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

During the nine months ended March 31, 2013, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Results of Operations

Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended March 31, 2013 and 2012, respectively:

	2013	%	2012	%
Revenue from services	$33,554	100.0%	$34,117	100.0%
Operating expenses:
Cost of services	20,013	59.6	20,791	60.9
Selling, general and administrative	11,501	34.3	12,580	36.9
Depreciation and amortization	902	2.7	1,136	3.3
Restructuring and other charges	—	—	(19)	(0.1)

Operating income (loss)	1,138	3.4	(371)	(1.1)
Interest expense, net	67	0.2	196	0.6

Income (loss) from continuing operations before taxes	1,071	3.2	(567)	(1.7)
Provision (benefit) for income taxes	118	0.4	(88)	(0.3)

Income (loss) from continuing operations	953	2.8	(479)	(1.4)
Income from discontinued operations, net of tax	—	—	156	0.5

Net income (loss)	$953	2.8	$(323)	(0.9)

Revenue from services. Revenue from services decreased by $563, or 1.7%, to $33,554 for the three months ended March 31, 2013 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services decreased by 1.1% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue increased by $569 to $26,265 for the three months ended March 31, 2013 compared with the same prior year period, an increase of 2.2%. By country, North American revenue for the three months ended March 31, 2013 was comprised of:

•

Revenue from U.S. operations of $21,105, up 5.4% compared with $20,020 for the same prior year period. The increase was primarily due to the revenue impact of increased bookings during the second quarter of fiscal 2013.

•

Revenue from Canadian operations of $5,160, down 9.1% compared with $5,676 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue decreased by 6.8% compared with the same prior year period. The decrease was primarily due to our more selective approach to accepting work based on expected project profitability and a slowdown in the wholesale side of the business.

European revenue decreased by $1,132 to $7,289 for the three months ended March 31, 2013 compared with the same prior year period, a decrease of 13.4%. By country, European revenue for the three months ended March 31, 2013 was comprised of:

•

Revenue from French operations of $3,503, down 2.7% compared with $3,601 for the same prior year period. In local currency (Euro), French revenue decreased by 2.8% compared with the same prior year period. The decrease was primarily due to timing differences.

•

Revenue from U.K. operations of $2,095, down 30.0% compared with $2,991 for the same prior year period. In local currency (British Pound), U.K. revenue decreased by 27.7% compared with the same prior year period. The decrease was primarily due to the revenue impact of bookings declines throughout fiscal 2013.

•

Revenue from German operations of $1,691, down 7.5% compared with $1,829 for the same prior year period. In local currency (Euro), German revenue decreased by 8.1% compared with the same prior year period. The decrease was primarily due to timing differences.

Cost of services. Cost of services was $20,013 or 59.6% of total revenue for the three months ended March 31, 2013, compared with $20,791 or 60.9% of total revenue for the same prior year period. Cost of services for the three months ended March 31, 2013 was principally impacted by direct labor savings derived from the restructuring actions taken during fiscal 2012 and our more selective approach to accepting work based on expected project profitability.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2013 was $11,501 or 34.3% of total revenue, compared with $12,580 or 36.9% of total revenue for the same prior year period. The decrease in selling, general and administrative expense was principally impacted by:

•	a $694 decrease in payroll-related expense, mainly due to headcount reductions made throughout fiscal 2012, and

•	a $205 decrease in rent expense, mainly due to reductions in leased office space taken throughout fiscal 2012.

Depreciation and amortization. Depreciation and amortization was $902 or 2.7% of total revenue for the three months ended March 31, 2013, compared with $1,136 or 3.3% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended March 31, 2013 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2012 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. There were no restructuring or other charges for the three months ended March 31, 2013 and March 31, 2012.

Interest expense, net. Net interest expense was $67 or less than 1% of total revenue for the three months ended March 31, 2013, compared with $196 or less than 1% of total revenue for the same prior year period. The decrease in interest expense for the three months ended March 31, 2013 when compared with the same prior year period reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax provision in continuing operations of $118 for the three months ended March 31, 2013, compared with an income tax benefit in continuing operations of $88 for the same prior year period. The tax provision for the three months ended March 31, 2013 was related primarily to pre-tax income in certain of our international jurisdictions. The tax benefit for the three months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of our international jurisdictions.

A full valuation allowance continues to be recorded at March 31, 2013 against our U.S. and U.K. net deferred tax assets. If we continue our recent trend of pre-tax book income in the U.S., we believe that, based on consideration of all sources of available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result during the next twelve months that a valuation allowance is no longer needed. We give the most weight to the existence of cumulative losses in recent years in our evaluation of the need for a full valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal. We are currently unable to determine when that reversal might occur, but we will continue to assess the realizability of our deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

Nine Months Ended March 31, 2013 Versus Nine Months Ended March 31, 2012

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the nine months ended March 31, 2013 and 2012, respectively:

	2013	%	2012	%
Revenue from services	$103,650	100.0%	$111,002	100.0%
Operating expenses:
Cost of services	61,366	59.2	68,799	62.0
Selling, general and administrative	33,487	32.3	35,579	32.1
Depreciation and amortization	2,813	2.7	3,602	3.2
Restructuring and other charges	—	—	5,348	4.8

Operating income (loss)	5,984	5.8	(2,326)	(2.1)
Interest expense, net	237	0.2	557	0.5

Income (loss) from continuing operations before taxes	5,747	5.6	(2,883)	(2.6)
Provision for income taxes	161	0.2	(85)	(0.1)

Income (loss) from continuing operations	5,586	5.4	(2,798)	(2.5)
Loss from discontinued operations, net of tax	—	—	(1,854)	(1.7)

Net income (loss)	$5,586	5.4	$(4,652)	(4.2)

Revenue from services. Revenue from services decreased by $7,352, or 6.6%, to $103,650 for the nine months ended March 31, 2013 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services decreased by 5.7% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $4,577 to $79,742 for the nine months ended March 31, 2013 compared with the same prior year period, a decrease of 5.4%. By country, North American revenue for the nine months ended March 31, 2013 was comprised of:

•	Revenue from U.S. operations of $64,565, down 3.4% compared with $66,867 for the same prior year period. The decrease was primarily due to the continued revenue impact from bookings declines in our U.S. operations during the latter part of fiscal 2012.

•	Revenue from Canadian operations of $15,177, down 13.0% compared with $17,451 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue decreased by 12.6% compared with the same prior year period. The decrease was primarily due to our more selective approach to accepting work based on expected project profitability and a slowdown in the wholesale side of the business.

European revenue decreased by $2,776 to $23,908 for the nine months ended March 31, 2013 compared with the same prior year period, a decrease of 10.4%. By country, European revenue for the nine months ended March 31, 2013 was comprised of:

•	Revenue from French operations of $10,366, down 2.6% compared with $10,638 for the same prior year period. In local currency (Euro), French revenue increased by 3.1% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our French operations during the first nine months of fiscal 2013.

•	Revenue from U.K. operations of $7,637, down 28.0% compared with $10,602 for the same prior year period. In local currency (British Pound), U.K. revenue decreased by 27.3% compared with the same prior year period. The decrease was primarily due to the revenue impact of bookings declines in our U.K. operations throughout fiscal 2013.

•	Revenue from German operations of $5,905, up 8.5% compared with $5,444 for the same prior year period. In local currency (Euro), German revenue increased by 13.1% compared with the same prior year period. The increase was primarily due to the revenue impact from bookings increases in our German operations during the first nine months of fiscal 2013.

Cost of services. Cost of services was $61,366 or 59.2% of total revenue for the nine months ended March 31, 2013, compared with $68,799 or 62.0% of total revenue for the same prior year period. Cost of services for the nine months ended March 31, 2013 was principally impacted by direct labor savings derived from the restructuring actions taken during fiscal 2012 and our more selective approach to accepting work based on expected project profitability.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended March 31, 2013 was $33,487 or 32.3% of total revenue, compared with $35,579 or 32.1% of total revenue for the same prior year period. Selling, general and administrative expense for the nine months ended March 31, 2013 was principally impacted by:

•	a $1,566 decrease in payroll-related expense, mainly due to headcount reductions made throughout fiscal 2012, and

•	a $663 decrease in rent expense, mainly due to reductions in leased office space taken throughout fiscal 2012.

Depreciation and amortization. Depreciation and amortization was $2,813 or 2.7% of total revenue for the nine months ended March 31, 2013, compared with $3,602 or 3.2% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the nine months ended March 31, 2013 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2012 combined with decreased capital spending as part of our overall focus on controlling costs.

Restructuring and other charges. See above under “Restructuring and Other Charges” for a discussion regarding restructuring and other charges for the nine months ended March 31, 2012. There were no restructuring or other charges for the nine months ended March 31, 2013.

Interest expense, net. Net interest expense was $237 or less than 1% of total revenue for the nine months ended March 31, 2013, compared with $557 or less than 1% of total revenue for the same prior year period. The decrease in interest expense for the nine months ended March 31, 2013 when compared with the same prior year period reflects the impact of the decline in our outstanding debt as we continue to make required principal payments.

Income taxes. We recorded an income tax provision in continuing operations of $161 for the nine months ended March 31, 2013, compared with an income tax benefit in continuing operations of $85 for the same prior year period. The tax provision for the nine months ended March 31, 2013 was comprised primarily of pre-tax income in certain of our international jurisdictions. The tax benefit for the nine months ended March 31, 2012 was comprised primarily of tax benefits related to pre-tax losses in certain of our international jurisdictions.

A full valuation allowance continues to be recorded at March 31, 2013 against our U.S. and U.K. net deferred tax assets. If we continue our recent trend of pre-tax book income in the U.S., we believe that, based on consideration of all sources of available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result during the next twelve months that a valuation allowance is no longer needed. We give the most weight to the existence of cumulative losses in recent years in our evaluation of the need for a full valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal. We are currently unable to determine when that reversal might occur, but we will continue to assess the realizability of our deferred tax assets and will adjust the valuation allowances should all or a portion of the deferred tax assets become realizable in the future.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. Each of these key operating metrics help us to manage our business and evaluate our financial results and operating performance.

Bookings and secured revenue for continuing operations for the three months ended March 31, 2013 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q3 FY2012	Q4 FY2012	Q1 FY2013	Q2 FY2013	Q3 FY2013
Bookings	$39.5	$28.5	$33.9	$47.8	$34.4
Secured revenue	$50.5	$42.5	$43.4	$54.1	$55.0

Bookings are defined as the contract value of firm commitment orders received during the current fiscal period. It is anticipated that projects included in bookings for the current fiscal period will be earned as revenue from services within the next four fiscal quarters, the specific timing for which is determined by the nature and scope of each project. Bookings for the current fiscal period include adjustments to prior fiscal period bookings due to contract value adjustments or project cancellations during the current fiscal period.

Monitoring bookings enhances our ability to forecast long-term revenue and to measure the effectiveness of our marketing and sales initiatives. However, we also are mindful that bookings often vary significantly from quarter to quarter. Information concerning our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New bookings involve estimates and judgments regarding new contracts and renewals, as well as extensions and additions to existing contracts. Subsequent cancellations, suspensions, scope changes and other matters may affect the amount of bookings previously reported.

Bookings for the three months ended March 31, 2013 were $34.4 million, a decrease of 12.9% compared with $39.5 million for the same prior year period. Excluding foreign exchange rate differences, bookings were down 10.2% over the same prior year period. Bookings in local currency compared with the same prior year period were principally impacted by the following:

•	an 8.5% decrease in U.S. bookings, mainly as a result of bookings declines in our Healthcare business,

•	an 11.9% decrease in Canadian bookings, mainly as a result of our more selective approach to accepting work based on expected project profitability and a slowdown in the wholesale side of the business,

•	a 1.5% decrease in French bookings, mainly as a result of timing differences,

•	an 11.5% decrease in U.K. bookings, mainly as a result of delayed and reduced spending by certain of our existing clients, and

•	an 11.0% decrease in German bookings, mainly as a result of timing differences.

Secured revenue, also known as backlog, is defined as the contract value of firm commitment orders received for projects (plus or minus adjustments due to contract value modifications or project cancellations), less revenue from services on those projects. At March 31, 2013, secured revenue was calculated as:

Amounts in millions of USD
Secured revenue at December 31, 2012	$54.1
Plus: Bookings for the three months ended March 31, 2013	34.4
Less: Revenue from services for the three months ended March 31, 2013	(33.6)

Secured revenue at March 31, 2013	$55.0

Secured revenue informs us as to the magnitude of the contract value of firm commitment orders received but not yet earned as revenue from services and, in conjunction with bookings forecasts for future periods, helps us manage our future staffing needs more accurately. It also serves as another indicator of the effectiveness of our marketing and sales initiatives. Based on our experience, projects in secured revenue at the end of a fiscal period generally convert to revenue from services during the following twelve months. However, generally, contracts may be cancelled or reduced in scope at any time.

Secured revenue at March 31, 2013 increased by 8.9% compared with $50.5 million for the same prior year period. Foreign exchange rate differences had an inconsequential impact on secured revenue when compared with the same prior year period. The increase in secured revenue was mainly due to timing differences compared with the same prior year period.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities, for the nine months ended March 31:

	2013	2012
Net cash provided by operating activities	$7,409	$3,588
Net cash used in investing activities	(584)	(427)
Net cash used in financing activities	(3,360)	(3,568)

Net cash provided by operating activities. Net cash provided by operating activities was $7,409 for the nine months ended March 31, 2013, compared with $3,588 provided by operating activities for the same prior year period. The increase was primarily attributable to our improved profitability compared with the same prior year period.

Net cash used in investing activities. Net cash used in investing activities was $584 for the nine months ended March 31, 2013, compared with $427 for the same prior year period. Investing activities for the nine months ended March 31, 2013 and 2012 consisted solely of capital expenditures.

Net cash used in financing activities. Net cash used in financing activities was $3,360 for the nine months ended March 31, 2013, compared with $3,568 for the same prior year period. The primary use of cash during both periods was to make required principal payments on our outstanding debt.

Working Capital

At March 31, 2013, we had cash and cash equivalents of $14,947, compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand ($7,128 held in the U.S. and $7,819 held by our international operations at March 31, 2013), additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash, including funds available through our revolving line that are subject to certain minimum cash balance requirements, will support known or reasonably likely cash requirements over the next 12 months, including quarterly principal payments of $1,199 and interest payments due under our credit agreement (through September 2013), our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on the execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

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

Credit Facilities

The required principal repayments under our credit agreement for the remainder of fiscal 2013 and the succeeding fiscal year are set forth in Note 8, “Borrowings”, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2013, we were in compliance with all of the covenants under our credit agreement, had no outstanding borrowings under our revolving line of credit, and had $340 in outstanding letters of credit. The letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

Interest Rate Swap

The principal terms of our interest rate swap are described in Note 8, “Borrowings”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

At March 31, 2013, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended March 31, 2013 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at March 31, 2013 and for the nine months then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

Interest Rate Exposure

At March 31, 2013, we had outstanding debt under our credit facilities of $2,397. The debt matures September 30, 2013 and bears interest at the floating adjusted LIBOR plus an applicable margin. Our interest rate swap fixes the floating adjusted LIBOR portion of the interest rate at 4.32% through September 30, 2013.

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

At March 31, 2013, we performed the following sensitivity analysis to determine the impact of a 10% appreciation or depreciation in the U.S. Dollar:

	Impact of 10% Appreciation or Depreciation in U.S. Dollar
Currency	Cash	Revenue	Operating Income (Loss)
Canadian Dollar	$193	$526	$4
British Pound	138	210	(31)
Euro:
France	149	345	10
Germany	302	169	(11)

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1 — Legal Proceedings

In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. After reviewing with legal counsel any pending and threatened actions and proceedings, management does not expect the outcome of such actions or proceedings to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A — Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed by us with the SEC on September 25, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

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

101.INS     XBRL Instance Document

101.SCH     XBRL Taxonomy Extension Schema Document

101.CAL     XBRL Taxonomy Calculation Linkbase Document

101.LAB     XBRL Taxonomy Label Linkbase Document

101.PRE     XBRL Taxonomy Presentation Linkbase Document

101.DEF     XBRL Taxonomy Definition Document

*	Denotes management contract or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2013

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

101.INS     XBRL Instance Document

101.SCH     XBRL Taxonomy Extension Schema Document

101.CAL     XBRL Taxonomy Calculation Linkbase Document

101.LAB     XBRL Taxonomy Label Linkbase Document

101.PRE     XBRL Taxonomy Presentation Linkbase Document

101.DEF     XBRL Taxonomy Definition Document

*	Denotes management contract or arrangement