Form 10-K
period 2013-06-30
HARRIS INTERACTIVE INC
filed 2013-09-17
CIK 1094238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
(Do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER REGISTRANT IS A SHELL COMPANY (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑

The aggregate market value of voting and non-voting common equity securities held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2012, was $59,610,718.

On September 9, 2013, 57,862,494 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on November 21, 2013, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HARRIS INTERACTIVE INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

PART I

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on the information available to Harris Interactive (the “Company”) on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section of this Annual Report on Form 10-K and as set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). Risks and uncertainties also include the continued volatility of the global macroeconomic environment and its impact on the Company and its clients, the Company’s ability to sustain and grow its revenue base, the Company’s ability to maintain and improve cost efficient operations, the impact of reorganization, restructuring and related charges, quarterly variations in financial results, actions of competitors, and the Company’s ability to develop and maintain products and services attractive to the market.

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

We conduct a significant portion of our market research using online data collection. We also conduct data collection through, among others, mail and telephone surveys, focus groups, and personal interviews. Our telephone data collection is conducted through our telephone data collection centers in Canada and to the extent necessary, we also use third party telephone data collection providers.

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

Research and Development

We have not incurred expenditures for the three fiscal years ended June 30, 2013 that would be classified as research and development as defined by accounting principles generally accepted in the United States of America (“GAAP”) under the Financial Accounting Standards Board (“FASB”) guidance for research and development expenses.

Our Intellectual Property and Other Proprietary Rights

We believe that the Harris brand and its associated intellectual property provide us with many competitive advantages. To protect our brand and our intellectual property, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality, non-disclosure, non-compete and license agreements, and clearly defined standard terms and conditions in our sales contracts. As of June 30, 2013, we had 68 registered trademarks in and outside the United States. Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States generally have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to ensure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks as long as we continue to use them. As of June 30, 2013, we had five issued patents in the United States, which are scheduled to expire between 2021 and 2028. We cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages or that they will not be challenged by third parties. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

Our Clients

At June 30, 2013, we had approximately 1,400 clients. No single client accounted for more than 10% of our consolidated revenue.

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

We believe we have a number of competitive advantages, including:

•	Our Highly Skilled Employees — many of whom are recognized by their peers as leaders in the field of market research or in the particular industry sectors in which they specialize.

•	Our Strong Brand — we believe that Harris Interactive and The Harris Poll are two of the best known and most trusted names for market research and public opinion polling today.

•	Our Online Panel — our online panel consists of individuals from around the world who have voluntarily agreed to participate in our various online research studies. Our panel enables us to:

•	project results to large segments of the population, such as “all U.S. voters” or “all British adults”,

•	conduct a broad range of studies across a wide set of industries,

•	rapidly survey very large numbers of the general population, and

•	survey certain low-incidence, hard-to-find subjects.

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

Financial Information about Geographic Areas

We are comprised of operations in North America and Europe. Non-U.S. market research is comprised of operations in Canada, the United Kingdom, France and Germany. Our operations in Asia ceased as of September 30, 2011 and are classified as discontinued operations for all relevant periods presented herein. There were no intercompany transactions that materially affected our financial statements, and all intercompany sales have been eliminated upon consolidation.

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

Geographic information from continuing operations for the fiscal years ended June 30 was as follows (amounts in thousands):

	2013	2012	2011
Revenue from services
United States	$86,883	$87,190	$92,885
Canada	19,740	22,551	23,160
France	14,376	14,536	14,092
United Kingdom	11,292	15,264	22,864
Germany	8,031	7,962	7,663

Total revenue from services	$140,322	$147,503	$160,664

Operating income (loss)
United States	$7,996	$(855)	$(2,298)
Canada	(508)	(333)	(1,330)
France	330	418	1,607
United Kingdom	(922)	(2,533)	(4,371)
Germany	582	651	490

Total operating income (loss)	$7,478	$(2,652)	$(5,902)

	2013	2012	2011
Long-lived assets
United States	$1,092	$909	$1,641
Canada	191	276	431
France	693	742	108
United Kingdom	316	459	976
Germany	174	114	135

Total long-lived assets	$2,466	$2,500	$3,291

Deferred tax assets (liabilities)
United States	$—	$—	$—
Canada	(1,144)	(1,458)	(1,706)
France	75	(51)	(145)
United Kingdom	—	—	—
Germany	(166)	56	(38)

Total deferred tax assets (liabilities)	$(1,235)	$(1,453)	$(1,889)

During fiscal 2013, 2012 and 2011, 61.9%, 59.1% and 57.8%, respectively, of our total consolidated revenue was derived from our U.S. operations, and 38.1%, 40.9% and 42.2%, respectively, of our total consolidated revenue was derived from our non-U.S. operations.

See “Item 1A. Risk Factors” below for a description of certain risks attendant to our non-U.S. operations.

Backlog

At June 30, 2013, we had a revenue backlog, also referred to as secured revenue, of approximately $46,471, as compared to a revenue backlog of approximately $42,502 at June 30, 2012. We estimate that substantially all of the backlog at June 30, 2013 will be recognized as revenue from services during the fiscal year ending June 30, 2014, based on our experience from prior years.

Employees

At June 30, 2013, we employed a total of 542 full-time individuals on a worldwide basis, 279 of whom were employed in the United States. In addition, we employed 113 part-time and hourly individuals on a worldwide basis for data gathering and processing activities, 22 of whom were employed in the United States. Temporary employees and hourly call center staff are not included in these headcount numbers.

None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers of Harris Interactive

The following table sets forth the name, age and position of each of the persons who were serving as our executive officers as of September 17, 2013. These individuals have been appointed by and are serving at the pleasure of the board of directors of the Company (the “Board”).

Name	Age	Position
Al Angrisani	64	President, Chief Executive Officer and Vice Chairman
Michael de Vere	40	President and Chief Executive Officer, U.S. Business Groups
Marc H. Levin	40	Chief Operating Officer, Chief Administrative Officer, General Counsel and Corporate Secretary
Todd Myers	44	Chief Operating Officer, U.S. Business Groups
Eric W. Narowski	44	Chief Financial Officer, Principal Accounting Officer and Global Controller

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

We may, however, require additional cash resources due to unanticipated business conditions, to repay future indebtedness or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek to obtain borrowings or to monetize non-core assets. We cannot guarantee that we will be able to do so on acceptable terms or at all. In addition, the incurrence of indebtedness would result in debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Further, our revolving line of credit is subject to certain terms and conditions of our credit agreement, including compliance with financial covenants, the details of which are described in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our corporate headquarters and principal United States operating facility is located at 60 Corporate Woods, Rochester, New York, under an operating lease that expires in July 2015. We also lease offices in the following locations:

•	New York, New York;

•	Princeton, New Jersey;

•	Norwalk, Connecticut;

•	Reston, Virginia;

•	Minneapolis, Minnesota;

•	Ann Arbor, Michigan;

•	Portland, Oregon;

•	Brentford and Manchester, United Kingdom;

•	Ottawa and Toronto, Ontario;

•	Montreal, Quebec;

•	Paris, France;

•	Hamburg, Germany; and

•	Munich, Germany.

We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future. We continually assess the adequacy of our space needs relative to the size and scope of our business and have, from time to time, reduced our leased space accordingly. We are actively working to sublease excess office space in Princeton, Norwalk, Ottawa, Paris, and Brentford, and are not actively using the excess space. We believe that additional or alternative facilities can be leased to meet our future needs on commercially reasonable terms.

Information concerning each of our properties with material remaining lease obligations is as follows (amounts in thousands of U.S. Dollars):

Address	Location	Termination Date	Remaining Lease Obligation June 30, 2013
101 Merritt 7 Corporate Park	Norwalk, Connecticut	May 2015	$703
60 Corporate Woods	Rochester, New York	July 2015	2,853
160 Elgin	Ottawa, Ontario	February 2016	1,344
1080 Beaver Hall Hill	Montreal, Quebec	April 2016	578
39 Rue Crozatier	Paris, France	December 2016	2,096
2345 Yonge Street	Toronto, Ontario	April 2017	609
5 Independence Way	Princeton, New Jersey	December 2018	3,516
Great West Road	Brentford, United Kingdom	June 2015	704

Item 3.	Legal Proceedings

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “HPOL”. The following table shows, the high and low sales prices per share of our common stock on The NASDAQ Global Select Market for fiscal 2013 and 2012.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
Quarter Ended:
June 30	$1.87	$1.60	$1.35	$0.97
March 31	1.75	1.15	1.35	0.54
December 31	1.62	1.09	0.84	0.27
September 30	1.50	1.03	0.86	0.48

Holders

At September 9, 2013, our common stock was held by approximately 4,200 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for internal purposes, such as investing in our key strategic initiatives. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no share repurchases for the three months ended June 30, 2013 under the share repurchase program (the “Repurchase Program”) authorized by the Board on March 6, 2012.

Performance Graph

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P Smallcap 600 index and a customized peer group of four companies that includes GfK AG, Ipsos SA, and WPP Group plc. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (assuming the reinvestment of all dividends) from June 30, 2008 to June 30, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harris Interactive Inc., the NASDAQ Composite Index, the S&P Smallcap 600 Index,

and Peer Group

	6/08	6/09	6/10	6/11	6/12	6/13
Harris Interactive Inc.	100.00	20.40	52.74	42.29	56.22	90.05
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
S&P Smallcap 600	100.00	74.69	92.34	126.53	128.34	160.65
Peer Group	100.00	69.78	101.64	141.26	137.47	190.97

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

The following selected consolidated financial data of Harris Interactive should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition, information reported below has been reclassified to reflect our Asian operations as discontinued operations for all relevant periods presented.

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Revenue from services	$140,322	$147,503	$160,664	$163,547	$179,750
Operating expenses:
Cost of services	83,962	91,902	105,976	103,987	112,354
Selling, general and administrative	43,917	46,116	49,569	52,430	63,907
Depreciation and amortization	3,663	4,607	5,921	6,576	7,445
Restructuring and other charges	1,302	7,530	5,100	178	12,010
Goodwill impairment charge	—	—	—	—	39,511

Total operating expenses	132,844	150,155	166,566	163,171	235,227

Operating income (loss)	7,478	(2,652)	(5,902)	376	(55,477)
Interest expense, net	316	689	1,171	1,827	2,944
Loss on extinguishment of debt	—	—	—	724	—

Income (loss) from continuing operations before income taxes	7,162	(3,341)	(7,073)	(2,175)	(58,421)

Provision (benefit) for income taxes	254	388	624	(1,052)	15,841

Income (loss) from continuing operations	6,908	(3,729)	(7,697)	(1,123)	(74,262)
Loss from discontinued operations, net of tax	—	(1,854)	(756)	(1,043)	(1,069)

Net income (loss) available to holders of common stock	$6,908	$(5,583)	$(8,453)	$(2,166)	$(75,331)

Basic and diluted net income (loss) per share:
Continuing operations	$0.12	$(0.07)	$(0.14)	$(0.02)	$(1.39)
Discontinued operations	—	(0.03)	(0.01)	(0.02)	(0.02)

Basic and diluted net income (loss) per share	$0.12	$(0.10)	$(0.15)	$(0.04)	$(1.41)

Weighted-average shares outstanding — Basic	56,186,583	55,383,780	54,566,590	54,089,971	53,547,670

Diluted	58,114,355	55,383,780	54,566,590	54,089,971	53,547,670

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$15,744	$11,456	$14,084	$13,842	$16,635
Marketable securities	$—	$—	$—	$—	$1,010
Working capital	$8,846	$(1,323)	$3,529	$8,128	$11,580
Total assets	$58,953	$57,386	$71,848	$73,130	$84,527
Outstanding debt	$—	$5,993	$10,787	$15,581	$22,506
Total stockholders’ equity	$15,603	$6,085	$11,472	$16,034	$18,123

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For our fiscal year ended June 30, 2013:

•

Revenue from services was $140,322, down 4.9% from fiscal 2012. Excluding foreign exchange rate differences, revenue was down 4.1% from fiscal 2012. The decrease was driven by declines in the U.K. and Canada, as discussed further under “Results of Operations — Fiscal Year Ended June 30, 2013 Versus Fiscal Year Ended June 30, 2012”.

•

Bookings were $144,292, down less than 1% from $145,294 for fiscal 2012. Foreign exchange rate differences did not have a significant impact on bookings compared with the same prior year period. For fiscal 2013, we experienced bookings increases in Germany, France and the U.S., offset by bookings declines in the U.K. and Canada, as discussed further under “Significant Factors Affecting Company Performance — Key Operating Metrics”.

•

Our operating income was $7,478, compared with an operating loss of $2,652 for fiscal 2012. Fiscal 2013 operating income included $1,302 in restructuring and other charges, compared with $7,530 for fiscal 2012. Despite the revenue decline noted above, the increase in operating income was driven by improved gross profit as a result of direct labor savings derived from the restructuring actions taken during fiscal 2012 and our more selective approach to accepting work based on project profitability, along with decreased selling, general and administrative expenses as a result of our continued focus on controlling costs.

•	We had $15,744 in cash at June 30, 2013, up from $11,456 at June 30, 2012. The increase was driven by our improved financial performance during fiscal 2013.

•	We have no outstanding debt at June 30, 2013, compared with $5,993 at June 30, 2012, as we made the two remaining debt principal payments due under our credit agreement on June 28, 2013.

Significant Events

Restructuring and Other Charges

Restructuring

Fiscal 2013

During the fourth quarter of fiscal 2013, we reduced our occupancy of leased office space at our Brentford, United Kingdom, Ottawa, Canada, and Paris, France facilities. We incurred $1,302 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed in June 2013, and all cash payments will be completed in June 2015.

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

•

During the fourth quarter of fiscal 2012, we reduced headcount by a total of 20 full-time employees and incurred $644 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in June 2012 and all actions were completed at that time. Related cash payments were completed by December 2012.

•

During the first quarter of fiscal 2012, we reduced headcount at our U.K. facilities by a total of 56 full-time employees and incurred $1,008 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in July 2011 and all actions were completed at that time. Related cash payments were completed by January 2012.

•

Throughout fiscal 2012, we reduced our occupancy of leased office space. Specifically, we reduced our occupancy of leased office space at our Rochester, New York, Princeton, New Jersey, Reston, Virginia, Brentford, United Kingdom, and Ottawa, Canada facilities. We incurred $5,705 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by June 2012, and all cash payments will be completed by January 2018.

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

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in our consolidated statements of operations for the fiscal years ended June 30:

	2013	2012	2011
Termination benefits	$—	$2,301	$1,165
Lease commitments	1,302	5,705	1,942

	$1,302	$8,006	$3,107

The following table summarizes activity during fiscal 2013 with respect to our remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, June 30, 2013
Termination benefits	$298	$—	$—	$(298)	$—	$—
Lease commitments	6,278	1,302	—	(2,154)	—	5,426

Remaining reserve	$6,576	$1,302	$—	$(2,452)	$—	$5,426

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on our consolidated statements of operations for the fiscal years ended June 30, 2012 and 2011 included the following:

•

Post-employment payments to former senior executives — In connection with their departures from the Company during fiscal 2011, we reached negotiated settlements with Kimberly Till, Pavan Bhalla and Enzo Micali. Under the separation agreements, as modified, all cash payments to Ms. Till were completed in December 2012, while all cash payments to Messrs. Bhalla and Micali were completed during fiscal 2012.

•

Other — For fiscal 2011, “Other” included costs associated with reorganizing the operational structure of our Canadian operations. In October 2011, our obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized at that time.

	2012	2011
Post-employment payments to former senior executives	$(97)	$1,312
Other	(331)	681

	$(428)	$1,993

There were no such charges during the fiscal year ended June 30, 2013.

Fiscal 2013 Loan Repayment

On June 28, 2013, we completed the last two remaining term loan payments due under our credit agreement, as amended. As a result of making these payments, which totaled $2,398, we had no outstanding debt as of June 30, 2013. In connection with the debt payoff, we terminated the associated interest rate swap agreement for a nominal amount. The terms of our revolving line of credit under the credit agreement, as amended, remain unchanged.

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

In connection with our closure of Harris Asia, the following charges were initially recognized during fiscal 2012 in the “Restructuring and other charges” line shown on our consolidated statements of operations and were subsequently reclassified to discontinued operations during the fiscal quarter ended March 31, 2012, since all significant future cash flows attributable to Harris Asia had been eliminated at that time.

Writeoff of intangible assets	$489
Termination benefits to former employees	390
Payments to terminate office and equipment leases	231
Professional fees	180
Writeoff of fixed assets	149
Other	(23)

$1,416

The revenues and losses attributable to Harris Asia and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2012	2011
Revenues	$493	$4,600
Loss from discontinued operations	(1,854)	(756)

The balance sheet of the discontinued operations consisted solely of $181 in accrued expenses at June 30, 2012. There were no assets, liabilities, revenue or expenses of the discontinued operations at June 30, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our financial statements in fiscal 2013 include:

•	Revenue recognition;

•	Impairment of other intangible assets;

•	Impairment of long-lived assets;

•	Income taxes, including uncertain tax positions;

•	Stock-based compensation;

•	HIpoints loyalty program; and

•	Contingencies and other accruals.

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

Revisions to project scope could affect both the timing of revenue allocated and the results of our operations.

Impairment of Other Intangible Assets

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

The FASB guidance for income taxes requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of the available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. During fiscal 2013, 2012 and 2011, we evaluated the need to continue to maintain a full valuation against our net U.S. and U.K. deferred tax assets and concluded that maintaining the full valuation allowance in both jurisdictions at June 30, 2013, 2012 and 2011 was appropriate due to, among other reasons, (i) the realized cumulative accounting losses sustained in the U.S. and U.K., and (ii) our uncertainty with respect to generating future U.S. and U.K. taxable income in the near-term given our recently completed U.S. and U.K. projections. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

Expected volatility and the expected life of the options granted, both of which impact the fair value of the options calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2013, 2012 and 2011, respectively, are set forth in Note 13, “Stock-Based Compensation”, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes current and deferred income taxes. It is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results also may differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision also could be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

We continue to maintain a valuation allowance against our U.S. and U.K. deferred tax assets. However, during the fiscal year ending June 30, 2014, we may realize a three year cumulative accounting profit in the U.S. If this occurs, we will also consider other positive and negative evidence such as reviewing our current financial performance, financial and taxable income projections, our market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal.

Results of Operations

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the fiscal years ended June 30:

	2013	%	2012	%	2011	%
Revenue from services	$140,322	100.0%	$147,503	100.0%	$160,664	100.0%
Operating expenses:
Cost of services	83,962	59.8	91,902	62.3	105,976	66.0
Selling, general and administrative	43,917	31.3	46,116	31.3	49,569	30.9
Depreciation and amortization	3,663	2.6	4,607	3.1	5,921	3.7
Restructuring and other charges	1,302	0.9	7,530	5.1	5,100	3.2

Operating income (loss)	7,478	5.3	(2,652)	(1.8)	(5,902)	(3.7)
Interest expense, net	316	0.2	689	0.5	1,171	0.7

Income (loss) from continuing operations before taxes	7,162	5.1	(3,341)	(2.3)	(7,073)	(4.4)

Provision for income taxes	254	0.2	388	0.3	624	0.4

Income (loss) from continuing operations	6,908	4.9	(3,729)	(2.5)	(7,697)	(4.8)
Loss from discontinued operations, net of tax	—	—	(1,854)	(1.3)	(756)	(0.5)

Net income (loss)	$6,908	4.9	$(5,583)	(3.8)	$(8,453)	(5.3)

Fiscal Year Ended June 30, 2013 Versus Fiscal Year Ended June 30, 2012

Revenue from services.    Revenue from services decreased by $7,181, or 4.9%, to $140,322 for fiscal 2013 compared with fiscal 2012. As more fully described below, revenue from services was impacted by several factors. Excluding foreign currency exchange rate differences, revenue from services in fiscal 2013 was down 4.1% compared with fiscal 2012.

North American revenue decreased by $3,118 to $106,623 for fiscal 2013 compared with fiscal 2012, a decrease of 2.8%. By country, North American revenue for fiscal 2013 was comprised of:

•	Revenue from U.S. operations of $86,883, essentially flat compared with $87,190 for fiscal 2012.

•

Revenue from Canadian operations of $19,740, down 12.5% compared with $22,551 for fiscal 2012. In local currency (Canadian Dollar), Canadian revenue decreased by 12.0% compared with fiscal 2012. The decrease was due primarily to our more selective approach to accepting work based on expected project profitability and a slowdown in our Canadian service bureau business.

European revenue decreased by $4,063 to $33,699 for fiscal 2013 compared with fiscal 2012, a decrease of 10.8%. By country, European revenue for fiscal 2013 was comprised of:

•

Revenue from French operations of $14,376, down 1.1% compared with $14,536 for fiscal 2012. In local currency (Euro), French revenue increased by 2.6% compared with fiscal 2012. The increase was primarily due to the revenue impact from bookings increases in our French operations during fiscal 2013.

•

Revenue from U.K. operations of $11,292, down 26.0% compared with $15,264 for fiscal 2012. In local currency (British Pound), U.K. revenue decreased by 24.7% compared with fiscal 2012. The decrease was primarily due to the revenue impact of bookings declines in our U.K. operations throughout fiscal 2013.

•

Revenue from German operations of $8,031, up 0.9% compared with $7,962 for fiscal 2012. In local currency (Euro), German revenue increased by 4.1% compared with fiscal 2012. The increase was primarily due to the revenue impact from bookings increases in our German operations during fiscal 2013.

Cost of services.    Cost of services was $83,962 or 59.8% of total revenue for fiscal 2013, compared with $91,902 or 62.3% of total revenue for fiscal 2012. Cost of services for fiscal 2013 was principally impacted by direct labor savings derived from the restructuring actions taken during fiscal 2012 and our more selective approach to accepting work based on project profitability.

Selling, general and administrative.    Selling, general and administrative expense for fiscal 2013 was $43,917 or 31.3% of total revenue, compared with $46,116 or 31.3% of total revenue for fiscal 2012. Selling, general and administrative expense was principally impacted by the following:

•	a $1,093 decrease in payroll-related expense, mainly due to headcount reductions made throughout fiscal 2012, and

•	an $883 decrease in rent expense, mainly due to reductions in leased office space taken throughout fiscal 2012.

Depreciation and amortization.    Depreciation and amortization was $3,663 or 2.6% of total revenue for fiscal 2013, compared with $4,607 or 3.1% of total revenue for fiscal 2012. The decrease in depreciation and amortization expense for fiscal 2013 when compared with fiscal 2012 was the result of fixed and intangible assets that become fully depreciated or amortized throughout fiscal 2013 combined with decreased capital spending over the past few fiscal years as part of our overall focus on controlling costs.

Restructuring and other charges.    See above under “Restructuring and Other Charges” for further discussion regarding restructuring and other charges incurred during fiscal 2013 and 2012.

Interest expense, net.    Net interest expense was $316 or less than 1% of total revenue for fiscal 2013, compared with $689 or less than 1% of total revenue for fiscal 2012. The decrease in net interest expense for fiscal 2013 as compared with fiscal 2012 reflects the impact of the decline in our outstanding debt as we continued to make required principal payments through June 28, 2013, when we paid our outstanding debt in full.

Income taxes.    We recorded an income tax provision of $254 for fiscal 2013, compared with an income tax provision of $388 for fiscal 2012. For both fiscal 2012 and fiscal 2013, our tax provisions were comprised mainly of tax expense related to income in certain of our foreign jurisdictions.

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

Selling, general and administrative.    Selling, general and administrative expense for fiscal 2012 was $46,116 or 31.3% of total revenue, compared with $49,569 or 30.9% of total revenue for fiscal 2011. Selling, general and administrative expense was principally impacted by the following:

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

Interest expense, net.    Net interest expense was $689 or less than 1% of total revenue for fiscal 2012, compared with $1,171 or less than 1% of total revenue for fiscal 2011. The decrease in net interest expense for fiscal 2012 as compared with fiscal 2011 reflects the impact of the decline in our outstanding debt during fiscal 2012 as we made required principal payments.

Income taxes.    We recorded an income tax provision of $388 for fiscal 2012, compared with an income tax provision of $624 for fiscal 2011. For both fiscal 2011 and fiscal 2012, our tax provisions were comprised mainly of tax expense related to income in certain of our foreign jurisdictions.

Significant Factors Affecting Company Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings, secured revenue, adjusted EBITDA and adjusted EBITDA after the effect of restructuring and other charges. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Bookings and secured revenue, by quarter, for the fiscal years ended June 30, 2012 and 2013, were as follows (U.S. Dollar amounts in millions):

	Q1 FY2012	Q2 FY2012	Q3 FY2012	Q4 FY2012	Total FY2012	Q1 FY2013	Q2 FY2013	Q3 FY2013	Q4 FY2013	Total FY2013
Bookings	$32.1	$45.2	$39.5	$28.5	$145.3	$33.9	$47.8	$34.4	$28.2	$144.3
Secured revenue	$39.0	$45.1	$50.5	$42.5	N/A	$43.4	$54.1	$55.0	$46.5	N/A

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

Bookings for the fiscal year ended June 30, 2013 were $144.3 million, compared with $145.3 million for the fiscal year ended June 30, 2012. Excluding foreign exchange rate differences, bookings were down less than 1% over the same prior year period. Bookings in local currency for the fiscal year ended June 30, 2013 compared with the fiscal year ended June 30, 2012 were principally impacted by the following:

•	a 0.5% increase in U.S. bookings, essentially flat compared with fiscal 2012,

•

a 3.4% decrease in Canadian bookings, mainly as a result of our more selective approach to accepting work based on expected project profitability and a slowdown in our Canadian service bureau business,

•	a 3.5% increase in French bookings, a modest increase over fiscal 2012,

•	a 13.3% decrease in U.K. bookings, mainly as a result of delayed and reduced spending by certain of our existing clients, and

•	a 16.0% increase in German bookings, mainly as a result of continued success in selling to new and existing clients across several industry sectors,

Secured revenue, also known as backlog, is defined as the contract value of firm commitment orders received for projects (plus or minus adjustments due to contract value modifications or project cancellations), less revenue from services on those projects. At June 30, 2013, secured revenue was calculated as:

Amounts in millions of USD
Secured revenue at March 31, 2013	$55.0
Plus: Bookings for the three months ended June 30, 2013	28.2
Less: Revenue from services for the three months ended June 30, 2013	(36.7)

Secured revenue at June 30, 2013	$46.5

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

Secured revenue at June 30, 2013 was $46.5 million, compared with $42.5 million at June 30, 2012. Excluding foreign currency exchange rate differences, secured revenue was mainly due to timing differences compared with the same prior year period.

We define adjusted EBITDA, a non-GAAP financial measure, as earnings before net interest expense, income taxes, depreciation and amortization, and stock based compensation. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We are presenting adjusted EBITDA because it provides investors with an additional way to view our operations, when considered with both our GAAP results and the reconciliation to net income, which we believe provides a more complete understanding of our business than could be obtained absent this disclosure. Adjusted EBITDA is presented solely as a supplemental disclosure because:

•

It is a useful tool for our management and investors to assess the operating performance of the business without the effect of non-cash depreciation, amortization and stock based compensation expenses, and

•	It is a metric we use in determining the level of incentive compensation we award to senior management and other key employees.

The use of adjusted EBITDA has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net income, operating income or other data prepared in accordance with GAAP.

Adjusted EBITDA after the effect of restructuring and other charges, also a non-GAAP financial measure, is a key operating metric that we believe is useful to investors because it provides a means for them to better understand our ongoing operations.

Reconciliations of net income (loss) to adjusted EBITDA and net income (loss) to adjusted EBITDA after the effect of restructuring and other charges are presented below:

	For the Fiscal Years Ended June 30,
	2013	2012	2011
GAAP net income (loss)	$6,908	$(5,583)	$(8,453)
Loss from discontinued operations, net of tax	—	1,854	756
Interest expense, net	316	689	1,171
Provision (benefit) for income taxes	254	388	624
Depreciation and amortization	4,239	5,555	7,331

EBITDA	$11,717	$2,903	$1,429
Stock-based compensation	2,301	1,827	682

Adjusted EBITDA	$14,018	$4,730	$2,111

Adjusted EBITDA	$14,018	$4,730	$2,111
Add back of restructuring and other charges	1,302	7,530	5,100

Adjusted EBITDA after the effect of restructuring and other charges	$15,320	$12,260	$7,211

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities, for the fiscal years ended June 30:

	2013	2012	2011
Net cash provided by operating activities	$11,039	$3,924	$3,983
Net cash used in investing activities	(1,040)	(1,416)	(810)
Net cash used in financing activities	(5,663)	(4,816)	(4,555)

Net cash provided by operating activities.    Net cash provided by operating activities was $11,039 for fiscal 2013, compared with $3,924 for fiscal 2012. The increase in net cash provided by operating activities was primarily the result of our improved financial performance during fiscal 2013, offset by normal course changes in working capital.

Net cash provided by operating activities was $3,924 for fiscal 2012, essentially flat compared with $3,983 for fiscal 2011.

Net cash used in investing activities.    Net cash used in investing activities was $1,040 for fiscal 2013, compared with $1,416 for fiscal 2012. Investing activities during both fiscal 2012 and 2013 consisted solely of capital expenditures.

Net cash used in investing activities was $1,416 for fiscal 2012, compared with $810 for fiscal 2011. Investing activities during both fiscal 2011 and 2012 consisted solely of capital expenditures.

Net cash used in financing activities.    Net cash used in financing activities was $5,663 for fiscal 2013, compared with $4,816 for fiscal 2012. Cash used in financing activities during both fiscal 2013 and 2012 was primarily for principal payments on our outstanding debt, along with repurchases of common stock through the Repurchase Program, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and the exercise of employee stock options.

Net cash used in financing activities was $4,816 for fiscal 2012, compared with $4,555 for fiscal 2011. Cash used in financing activities during both fiscal 2012 and 2011 was primarily for required principal payments on our outstanding debt and related amendment financing costs, along with repurchases of common stock through the Repurchase Program, offset by cash received from the purchase of shares by employees through our Employee Stock Purchase Plan and the exercise of employee stock options.

Working Capital

At June 30, 2013, we had cash and cash equivalents of $15,744 compared with $11,456 at June 30, 2012. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand, additional cash that may be generated from our operations, and funds to the extent available through our credit facilities discussed below. While we believe that our available sources of cash will support known or reasonably likely cash requirements over the next 12 months, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on our execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

Our capital requirements depend on numerous factors, including but not limited to, market acceptance of our products and services, the resources we allocate to the continuing development of new products and services, our technology infrastructure and online panels, and the marketing and selling of our products and services. We are able to control or defer certain capital and other expenditures in order to help preserve cash if necessary. We expect to incur capital expenditures of between $1,500 and $2,000 during the fiscal year ending June 30, 2014.

Credit Facilities

The principal terms of our credit agreement are set forth in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K. On June 28, 2013, we completed the two remaining principal payments due on our outstanding debt and accordingly, had no outstanding debt at June 30, 2013. At June 30, 2013, we also had no outstanding borrowings under our revolving line of credit and $341 of outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

At June 30, 2011, we were not in compliance with certain financial covenants under our credit agreement largely due to the magnitude of restructuring and other charges incurred during fiscal 2011. On September 27, 2011, these covenant violations were permanently waived through an amendment agreement and waiver, as more fully described below in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K.

At June 30, 2013 and 2012, we were in compliance with all of the covenants under our credit agreement, as amended.

Interest Rate Swap

On June 28, 2013, we terminated our interest rate swap, the principal terms of which are described in Note 11, “Borrowings”, to our consolidated financial statements included in this Annual Report on Form 10-K, for a nominal amount in connection with the payment of all remaining amounts due on our outstanding debt.

Share Repurchase Program

Under the Repurchase Program, the Company repurchased 14,300 shares of its common stock at an average price per share of $1.09 for an aggregate purchase price of $16 during the fiscal year ended June 30, 2013. All shares repurchased were subsequently retired.

At June 30, 2013, the repurchase program had $2,914 in remaining capacity.

Off-Balance Sheet Risk Disclosure

At June 30, 2013 and 2012, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our consolidated contractual obligations and other commercial commitments at June 30, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest obligations on long-term debt	—	—	—	—	—
Operating lease obligations	13,602	5,189	6,649	1,441	323
Other long-term liabilities(1)	106	—	106	—	—

Total	$13,708	$5,189	$6,755	$1,441	$323

(1)	Amounts in the “1-3 Years” category represent liabilities associated with uncertain tax positions, determined in accordance with the FASB guidance for uncertain tax positions, as more fully described in Note 15, “Income Taxes”, to the consolidated financial statements included in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

See Note 3, “Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted”, to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of the impact of recently issued accounting pronouncements on our consolidated financial statements at June 30, 2013, for the fiscal year then ended, as well as the expected impact on our consolidated financial statements for future periods.

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

At June 30, 2013, we performed the following sensitivity analysis to determine the impact of a 10% appreciation or depreciation in the U.S. Dollar:

Currency	Impact of 10% Appreciation or Depreciation in U.S. Dollar
	Cash	Revenue	Operating Income (Loss)
Canadian Dollar	$309	$1,924	$69
British Pound	111	1,138	(87)
Euro:
France	203	1,434	50
Germany	279	808	71

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have therefore been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harris Interactive Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris Interactive Inc. and its subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Rochester, New York

September 17, 2013

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,744	$11,456
Accounts receivable, less allowances of $368 and $419, respectively	19,286	19,940
Unbilled receivables	8,215	7,513
Prepaid expenses and other current assets	3,890	3,859
Deferred tax assets	755	243

Total current assets	47,890	43,011
Property, plant and equipment, net	2,466	2,500
Other intangibles, net	8,061	10,795
Other assets	536	1,080

Total assets	$58,953	$57,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,273	$7,628
Accrued expenses	19,934	21,643
Current portion of outstanding debt	—	4,794
Deferred revenue	11,584	10,088
Deferred tax liabilities	253	—
Liabilities from discontinued operations	—	181

Total current liabilities	39,044	44,334
Long-term debt	—	1,199
Deferred tax liabilities	1,737	1,696
Other long-term liabilities	2,569	4,072
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2013 and 2012	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 57,814,535 shares issued and outstanding at June 30, 2013 and 57,399,291 shares issued and outstanding at June 30, 2012	58	57
Additional paid-in capital	191,164	188,535
Accumulated other comprehensive income	3,813	3,833
Accumulated deficit	(179,432)	(186,340)

Total stockholders’ equity	15,603	6,085

Total liabilities and stockholders’ equity	$58,953	$57,386

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended June 30,
	2013	2012	2011
Revenue from services	$140,322	$147,503	$160,664
Operating expenses:
Cost of services	83,962	91,902	105,976
Selling, general and administrative	43,917	46,116	49,569
Depreciation and amortization	3,663	4,607	5,921
Restructuring and other charges	1,302	7,530	5,100

Total operating expenses	132,844	150,155	166,566

Operating income (loss)	7,478	(2,652)	(5,902)
Interest expense, net	316	689	1,171

Income (loss) from continuing operations before income taxes	7,162	(3,341)	(7,073)
Provision for income taxes	254	388	624

Income (loss) from continuing operations	6,908	(3,729)	(7,697)
Loss from discontinued operations, net of tax	—	(1,854)	(756)

Net income (loss)	$6,908	$(5,583)	$(8,453)

Other comprehensive income (loss):
Change in fair value of interest rate swap	$(10)	$108	$304
Change in postretirement obligation	—	(63)	(196)
Unrealized loss on marketable securities	—	—	(1)
Foreign currency translation adjustments	(10)	(1,738)	2,861

Comprehensive income (loss)	$6,888	$(7,276)	$(5,485)

Basic and diluted net income (loss) per share:
Continuing operations	$0.12	$(0.07)	$(0.14)
Discontinued operations	—	(0.03)	(0.01)

Basic and diluted net income (loss) per share	$0.12	$(0.10)	$(0.15)

Weighted-average shares outstanding — basic	56,186,583	55,383,780	54,566,590

Weighted-average shares outstanding — diluted	58,114,355	55,383,780	54,566,590

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,908	$(5,583)	$(8,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	4,239	5,555	7,451
Deferred taxes	(180)	(450)	(84)
Stock-based compensation	2,301	1,827	682
Writeoff of Asian intangible assets	—	489	—
Loss on disposal of property, plant and equipment	—	336	—
Amortization of deferred financing costs	141	102	70
(Increase) decrease in assets —
Accounts receivable	699	5,448	(1,331)
Unbilled receivables	(649)	(455)	633
Prepaid expenses and other current assets	(616)	(1,237)	(1,227)
Other assets	410	335	9
(Decrease) increase in liabilities —
Accounts payable	(354)	(1,564)	165
Accrued expenses	(1,862)	1,413	3,214
Deferred revenue	1,503	(3,619)	1,896
Other liabilities	(1,501)	1,327	958

Net cash provided by operating activities	11,039	3,924	3,983

Cash flows from investing activities:
Capital expenditures	(1,040)	(1,416)	(810)

Net cash used in investing activities	(1,040)	(1,416)	(810)

Cash flows from financing activities:
Credit agreement amendment financing costs	—	(86)	—
Repayments of borrowings	(5,993)	(4,794)	(4,794)
Proceeds from exercise of employee stock options and employee stock purchases	346	134	239
Repurchases of common stock	(16)	(70)	—

Net cash used in financing activities	(5,663)	(4,816)	(4,555)

Effect of exchange rate changes on cash and cash equivalents	(48)	(460)	1,448

Net increase (decrease) in cash and cash equivalents	4,288	(2,768)	66
Cash and cash equivalents at beginning of period, including cash from discontinued operations	11,456	14,224	14,158

Cash and cash equivalents at end of period	$15,744	$11,456	$14,224

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2010	54,465	$54	$185,726	$2,558	$(172,304)	$16,034
Comprehensive loss:
Net loss					(8,453)	(8,453)
Change in fair value of interest rate swap				304		304
Change in postretirement obligation, net of tax				(196)		(196)
Unrealized loss on marketable securities				(1)		(1)
Foreign currency translation				2,861		2,861

Total comprehensive loss						(5,485)

Issuance of stock for restricted stock grants and exercise of options	699		28			28
Issuance of common stock under Employee Stock Purchase Plan	254	1	212			213
Stock-based compensation expense			682			682

Balance at June 30, 2011	55,418	$55	$186,648	$5,526	$(180,757)	$11,472
Comprehensive loss:
Net loss					(5,583)	(5,583)
Change in fair value of interest rate swap				108		108
Change in postretirement obligation, net of tax				(63)		(63)
Foreign currency translation				(1,738)		(1,738)

Total comprehensive loss						(7,276)

Issuance of stock for restricted stock grants and exercise of options	1,800	1	47			48
Issuance of common stock under Employee Stock Purchase Plan	246	1	83			84
Repurchases of common stock	(65)		(70)			(70)
Stock-based compensation expense			1,827			1,827

Balance at June 30, 2012	57,399	$57	$188,535	$3,833	$(186,340)	$6,085
Comprehensive income:
Net income					6,908	6,908
Change in fair value of interest rate swap				(10)		(10)
Foreign currency translation				(10)		(10)

Total comprehensive income						6,888

Issuance of stock for restricted stock grants and exercise of options	266	1	116			117
Issuance of common stock under Employee Stock Purchase Plan	164		228			228
Repurchases of common stock	(14)		(16)			(16)
Stock-based compensation expense			2,301			2,301

Balance at June 30, 2013	57,815	$58	$191,164	$3,813	$(179,432)	$15,603

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended June 30, 2013, 2012 and 2011

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. An allowance for doubtful accounts is provided for in the accompanying consolidated financial statements and is monitored by

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

management to ensure that it is consistent with management’s expectations. Credit risk is limited with respect to accounts receivable by the Company’s large client base. For fiscal 2013, 2012 and 2011, no single client accounted for more than 10% of the Company’s consolidated revenue.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

In September 2011, the FASB issued updated guidance that now allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is then necessary to apply the two-step goodwill impairment test as prescribed by current guidelines. The Company adopted the updated guidance on January 1, 2012.

Other Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger a review for impairment include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	Significant decline in the Company’s market capitalization relative to net book value.

The Company’s intangible assets are stated at cost less accumulated amortization and are amortized over estimated useful lives that range as follows:

Contract-based intangibles	2 to 4 years
Internet respondent database	2 to 9 years
Customer relationships	3 to 10 years
Trade names	0.5 to 20 years

The Company has no indefinite-lived intangible assets.

Computer Software Developed or Obtained for Internal Use

The Company follows the provisions of the FASB guidance for internally developed software, which addresses the accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. Costs that satisfy the capitalization criteria prescribed in the FASB guidance are included in other assets in the Company’s consolidated balance sheet and amounted to $602 and $986 at June 30, 2013 and 2012, respectively. Amortization expense related to these costs amounted to $576, $948 and $1,411 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Long-Lived Assets

In accordance with the FASB guidance for property, plant, and equipment, the Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, based on

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

any financial assets and liabilities existing at July 1, 2008 which had not previously been carried at fair value. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by this guidance.

The fair value of the Company’s cash equivalents is derived from quoted market prices for similar instruments, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services. The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair value. The Company previously had outstanding debt under its credit facilities, which was considered a financial instrument. The carrying amount of this debt approximated its fair value as the rate of interest on the Company’s term loans that were outstanding under its credit facilities reflected current market rates of interest for similar instruments with comparable maturities.

Derivative Financial Instruments

The Company used an interest rate swap to manage the economic effect of the variable interest obligation on the outstanding debt under its credit agreement prior to its termination on June 28, 2013, so that the interest payable on the outstanding debt effectively became fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. On June 28, 2013, the Company terminated the interest rate swap for a nominal amount in connection with the payment of all remaining amounts due on its outstanding debt.

The Company accounted for its interest rate swap in accordance with the FASB guidance for derivatives and hedging. The Company recorded the interest rate swap’s fair value in other assets or liabilities in its consolidated balance sheet. The effective portion of the change in the interest rate swap’s fair value was recorded as a component of accumulated other comprehensive income and was recorded as interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value was recognized in interest expense in the period of the change.

The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations as discussed below in Note 11, “Borrowings”, and the Company opted not to re-designate the interest rate swap as a cash flow hedge at September 30, 2011. As such, changes in the fair value of the interest rate swap were recorded through interest expense for the fiscal year ended June 30, 2012 and throughout fiscal 2013 until the interest rate swap was terminated on June 28, 2013.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

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

Panelist Incentives

The Company’s HIpoints loyalty program is designed to reward respondents who register for its panel, complete online surveys, and refer others to join its online panel. The earned points are non-transferable and may be redeemed for gifts from a specific product portfolio at any time prior to expiration. Points awarded under the HIpoints program expire after twelve months of account inactivity, if a panelist cancels his or her registration or opts out of the program, or if the e-mail address used by a panelist for the program is no longer valid. The Company maintains a reserve for obligations with respect to future redemption of outstanding points based on the expected redemption rate of the points. This expected redemption rate is based on the Company’s actual redemption rates since the inception of the program. An actual redemption rate that differs from the expected redemption rate could have a material effect on the Company’s results of operations.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

In addition, certain of the Company’s panelists receive cash incentives for participating in surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. The Company accrues these incentives in the period in which they are earned.

Marketing and Advertising Expenses

Marketing and advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Such expenses amounted to $878, $592 and $732 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

The FASB guidance for stock-based compensation requires that all share-based payments to employees after July 1, 2005, including employee stock options and shares issued to employees under the Company’s Employee Stock Purchase Plans, be recognized in the financial statements as stock-based compensation expense based on their fair value on the date of grant using an option-pricing model. In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model, which employs the following assumptions:

•	Expected volatility — based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted.

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

•	Dividend yield — based on the Company’s historical practice of electing not to pay dividends to its stockholders.

Expected volatility and the expected life of the options granted, both of which impact the fair value of the options calculated under the Black-Scholes option pricing model, involve management’s best estimates at that time. The weighted-average assumptions used to value options during the fiscal years ended June 30, 2013, 2012 and 2011, respectively, are set forth in Note 13, “Stock-Based Compensation”.

The fair value of restricted stock awards is based on the price per share of the Company’s common stock on the date of grant. The Company grants options to purchase its stock at fair value as of the date of grant, and recognizes compensation expense for only the portion of options or restricted shares that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior and the vesting period of the respective stock options or restricted shares. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized stock-based compensation expense to be recognized in future periods.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

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

Income Taxes

The realizability of deferred income tax assets is based on a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets.

Realization of the Company’s deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, the Company considers its historical, as well as, future projected taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets.

During the fiscal years ended June 30, 2013, 2012, and 2011, management evaluated the need to maintain previously established full valuation allowances of $20,896, $24,794, and $21,767, respectively, against the Company’s net U.S. and U.K. deferred tax assets and concluded that full valuation allowance against these deferred tax assets continued to be appropriate due to, among other reasons, the realized cumulative accounting losses sustained in both jurisdictions.

During the fiscal year ending June 30, 2014, the Company may realize a three year cumulative accounting profit in the U.S. If this occurs, the Company will also consider other positive and negative evidence such as reviewing its current financial performance, financial and taxable income projections, its market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact the Company’s results of operations in the period of the reversal.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

During the fiscal years ended June 30, 2011 and 2012, the Company recorded $132 and $154, respectively, in French business taxes and presented the related expense within the selling, general and administrative line of its consolidated statement of operations. During the fiscal year ended June 30, 2013, the Company recorded $151 in such expense and presented it in the provision for income taxes line of its consolidated statement of operations based on the profit-related nature of this tax. The prior year amounts have been corrected to conform to current year presentation. Based on the Company’s assessment, this adjustment did not have a material impact on its fiscal 2011 or fiscal 2012 results of operations.

During the fiscal year ended June 30, 2011, the Company recorded $338 in French research and development credits and presented those credits within the provision for income taxes line of its consolidated statement of operations. During the fiscal year ended June 30, 2012, the Company recorded $124 in such credits and presented them in the selling, general and administrative line of its consolidated statement of operations based on the determined refundable nature of these credits. At that time, the prior year amount was corrected to conform to current year presentation. Based on the Company’s assessment, this adjustment did not have a material impact on its fiscal 2011 results of operations.

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

Net Income (Loss) Per Share

In accordance with the FASB guidance on earnings per share, basic net income (loss) per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods. The treasury stock method is used in calculating diluted shares outstanding whereby assumed proceeds from the exercise of stock options, net of average unrecognized stock-based compensation expense for stock options and restricted stock, and the related tax benefit are assumed to be used to repurchase common stock at the average market price during the period. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

2.   Summary of Significant Accounting Policies — (Continued)

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

3.   Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

Effective July 1, 2012, the Company adopted the FASB amended guidance to achieve common fair value measurement and disclosure requirements under GAAP. This amended guidance provided clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

Effective July 1, 2012, the Company adopted the FASB amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The adoption of this amended guidance required changes in presentation only and did not have an impact on the Company’s consolidated financial statements.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

4.   Restructuring and Other Charges

Restructuring

Fiscal 2013

During the fourth quarter of fiscal 2013, the Company reduced its occupancy of leased office space at its Brentford, United Kingdom, Ottawa, Canada, and Paris, France facilities. The Company incurred $1,302 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed in June 2013, and all cash payments will be completed in June 2015.

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

•

During the fourth quarter of fiscal 2012, the Company reduced headcount by a total of 20 full-time employees and incurred $644 in one-time termination benefits, all of which involved cash payments. The reductions in staff were communicated to the affected employees in June 2012 and all actions were completed at that time. Related cash payments were completed by December 2012.

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

•

Throughout fiscal 2012, the Company reduced its occupancy of leased office space. Specifically, the Company reduced occupancy of leased office space at its Rochester, New York, Princeton, New Jersey, Reston, Virginia, Brentford, United Kingdom, and Ottawa, Canada facilities. The Company incurred $5,705 in lease exit costs associated with the remaining lease obligations, all of which involve cash payments. All actions associated with the leased office space reductions were completed by June 2012, and all cash payments will be completed by January 2018.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

4.   Restructuring and Other Charges — (Continued)

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

Summary of Restructuring Charges and Reserves

The following table summarizes the restructuring charges recognized in our consolidated statements of operations for the fiscal years ended June 30:

	2013	2012	2011
Termination benefits	$—	$2,301	$1,165
Lease commitments	1,302	5,705	1,942

	$1,302	$8,006	$3,107

The following table summarizes activity during fiscal 2013 with respect to the Company’s remaining reserves for the restructuring activities described above and those undertaken in prior fiscal years:

	Balance, July 1, 2012	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, June 30, 2013
Termination benefits	$298	$—	$—	$(298)	$—	$—
Lease commitments	6,278	1,302	—	(2,154)	—	5,426

Remaining reserve	$6,576	$1,302	$—	$(2,452)	$—	$5,426

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

4.   Restructuring and Other Charges — (Continued)

Other Charges

Other charges reflected in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations for the fiscal years ended June 30, 2012 and 2011 included the following:

•

Post-employment payments to former senior executives — In connection with their departures from the Company during fiscal 2011, we reached negotiated settlements with Kimberly Till, Pavan Bhalla and Enzo Micali. Under the separation agreements, as modified, all cash payments to Ms. Till were completed in December 2012, while all cash payments to Messrs. Bhalla and Micali were completed during fiscal 2012.

•

Other — For fiscal 2011, “Other” included costs associated with reorganizing the operational structure of the Company’s Canadian operations. In October 2011, the Company’s obligation to fund those costs lapsed and accordingly, a credit of $331 was recognized at that time.

	2012	2011
Post-employment payments to former senior executives	$(97)	$1,312
Other	(331)	681

	$(428)	$1,993

There were no such charges during the fiscal year ended June 30, 2013.

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

In connection with the Company’s closure of Harris Asia, the following charges were initially recognized during fiscal 2012 in the “Restructuring and other charges” line shown on the Company’s consolidated statements of operations and were subsequently reclassified to discontinued operations for the fiscal quarter ended March 31, 2012, since all significant future cash flows attributable to Harris Asia had been eliminated at that time:

Writeoff of intangible assets	$489
Termination benefits to former employees	390
Payments to terminate office and equipment leases	231
Professional fees	180
Writeoff of fixed assets	149
Other	(23)

$1,416

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

5.   Discontinued Operations — (Continued)

The revenues and losses attributable to Harris Asia and reported in discontinued operations were as follows for the fiscal years ended June 30:

	2012	2011
Revenues	$493	$4,600
Loss from discontinued operations	(1,854)	(756)

The balance sheet of the discontinued operations consisted solely of $181 in accrued expenses at June 30, 2012. There were no assets, liabilities, revenue or expenses of the discontinued operations at June 30, 2013.

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

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30:

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2013
Financial liabilities:
Interest rate swap contract	$—	$—	$—	$—
At June 30, 2012
Financial liabilities:
Interest rate swap contract	$—	$174	$—	$174

The fair value of the Company’s interest rate swap was based on quotes from the respective counterparty, which are corroborated by the Company using discounted cash flow calculations based upon forward interest-rate yield curves obtained from independent pricing services.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

7.   Property, Plant and Equipment

At June 30, property, plant and equipment consisted of the following:

	2013	2012
Furniture and fixtures	$5,825	$5,911
Equipment	36,095	35,346
Leasehold improvements	6,559	6,638

	48,479	47,895
Accumulated depreciation	(46,013)	(45,395)

	$2,466	$2,500

Depreciation expense on property, plant and equipment amounted to $1,079, $1,836 and $3,138 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

8.   Goodwill

The Company had no goodwill at June 30, 2013 or 2012.

9.   Acquired Intangible Assets Subject to Amortization

At June 30, acquired intangible assets subject to amortization consisted of the following:

	2013
	Weighted-Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,766	$1,766	$—
Internet respondent database	7	3,148	3,144	4
Customer relationships	10	20,447	14,838	5,609
Trade names	16	5,248	2,800	2,448

Total		$30,609	$22,548	$8,061

	2012
	Weighted-Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,768	$1,768	$—
Internet respondent database	7	3,080	2,861	219
Customer relationships	10	20,849	12,974	7,875
Trade names	16	5,250	2,549	2,701

Total		$30,947	$20,152	$10,795

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

9.   Acquired Intangible Assets Subject to Amortization — (Continued)

	2013	2012	2011
Aggregate amortization expense:
For the fiscal year ended June 30:	$2,584	$2,771	$2,782

Estimated amortization expense for the fiscal years ending June 30:
2014	$2,129

2015	$1,553

2016	$1,430

2017	$1,386

2018	$299

Thereafter	$1,602

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the fiscal years ended June 30, 2013 and 2012, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

10.     Accrued Expenses

At June 30, accrued expenses consisted of the following:

	2013	2012
Panelist incentives	$2,574	$2,702
Project-related accruals	1,581	2,910
Payroll and withholding expenses	1,901	1,890
Accrued vacation	1,677	1,772
Bonuses and commissions	4,161	3,715
Other	8,040	8,654

	$19,934	$21,643

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

Fiscal Years Ended June 30, 2013, 2012 and 2011

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

11.     Borrowings — (Continued)

On June 28, 2013, the Company completed the two remaining principal payments due on its term loan and accordingly, had no outstanding debt under the Credit Agreement at June 30, 2013. The revolving line of credit under the Credit Agreement, which matures on September 30, 2013, remains unchanged and in place.

The Pricing Grid for the term loan provided for quarterly adjustment of rates and fees, and was as follows:

Pricing Level	Consolidated Total Leverage Ratio	ABR Applicable Rate	Adjusted LIBO Applicable Rate	Letter of Credit Applicable Rate	Commitment Fee Rate
1	< 1.0	2.50%	3.50%	3.50%	0.50%
2	≥ 1.0 but < 1.5	3.25%	4.25%	4.25%	0.75%
3	≥ 1.5 but < 2.0	3.50%	4.50%	4.50%	0.75%
4	≥ 2.0 but < 2.5	3.75%	4.75%	4.75%	0.75%
5	≥ 2.5	4.00%	5.00%	5.00%	1.00%

The Pricing Grid continues to apply to the revolving line of credit, with the rates and fees adjusting on a quarterly basis as set forth above.

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

Amendment Agreement and Waiver

At June 30, 2011, the Company was not in compliance with the Consolidated Total Leverage and Consolidated Interest Coverage Ratio covenants contained in the Credit Agreement largely due to the magnitude of restructuring and other charges incurred during the fiscal year ended June 30, 2011. As a result, on September 27, 2011, the Company entered into Amendment Agreement No. 2 and Waiver (“Amendment No. 2”) to the Credit Agreement. Pursuant to Amendment No. 2, these covenant violations were permanently waived. Amendment No. 2 includes both the addition and modification of certain definitions, terms, and financial covenants in the Credit Agreement. Obligations under the Credit Agreement, as amended by Amendment No. 2, continue to be secured by the Company’s domestic assets and 66% of the equity interests in first tier foreign subsidiaries. In accordance with ASC Topic 470, the Company evaluated the change in cash flows, determined that there was not a greater than 10% change, and concluded that Amendment No. 2 did not result in an extinguishment of debt.

The Company’s credit facilities under the Credit Agreement, as amended by Amendment No. 2, consisted of its term loan, which was to mature September 30, 2013 but was paid off in full on June 28, 2013, and consists of a revolving line of credit. A maximum amount of $5,000 remains available under the revolving line of credit, subject to the Company’s satisfaction of certain conditions. Pursuant to Amendment No. 2, the manner in which outstanding amounts accrue interest remains unchanged, except that the Eurodollar Applicable Rate (Adjusted LIBO Applicable Rate) and ABR Applicable Rate were fixed at 5.50% and 4.50%, respectively, through March 31, 2012.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

11.     Borrowings — (Continued)

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

•

The Company was required to maintain minimum global cash of $7,000 and U.S. cash of $1,000 through June 30, 2012, and was subject to only a minimum global cash requirement of $5,000 during fiscal 2013.

Fiscal 2013 Loan Repayment

On June 28, 2013, the Company completed the last two remaining term loan payments due under the Credit Agreement, as amended by Amendment No. 2. As a result of making these payments, which totaled $2,398, the Company had no outstanding debt as of June 30, 2013. In connection with the debt payoff, the Company terminated the associated interest rate swap agreement for a nominal amount. The terms of the Company’s revolving line of credit under the Credit Agreement, as amended by Amendment No. 2, remain unchanged.

At June 30, 2013 and June 30, 2012, the Company had no outstanding borrowings under the revolving line of credit and $341 and $345, respectively, in outstanding letters of credit. The outstanding letters of credit reduce the remaining undrawn portion of the revolving line of credit that is available for future borrowings.

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

As a result of Amendment No. 2, the Company modified the terms of its interest rate swap to ensure that the notional amount of the swap matched the outstanding amount of the term loan and the three-month LIBOR rate received on the swap matched the LIBOR base rate on the term loan. At that time, the term of the interest rate swap was extended through September 30, 2013 to be consistent with the maturity date of the term loan and the applicable spread referenced in the pricing grid set forth above is added to the 4.32% rate fixed by the interest rate swap. As a result of these modifications, the Company re-designated its interest rate swap as a cash flow hedge and determined it to be highly effective at that time.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

11.     Borrowings — (Continued)

The interest rate swap was effective at June 30, 2010 and through the nine months ended March 31, 2011. During those periods, changes in the fair value of the interest rate swap were recorded through other comprehensive income, and there was no ineffectiveness that was recorded through interest expense. The interest rate swap was not an effective cash flow hedge at June 30, 2011 as a result of the covenant violations discussed above, and the Company recorded a charge to interest expense of $68, the amount of the change in the swap’s fair value during the fourth quarter of fiscal 2011. At September 30, 2011, the Company opted not to re-designate its interest rate swap as a cash flow hedge. As such, the change in the fair value of the interest rate swap, $339, was recorded through interest expense for the fiscal year ended June 30, 2012, and throughout fiscal 2013 until the interest rate swap’s termination on June 28, 2013.

At June 30, 2013 and 2012, the Company had liabilities of $0 and $174, respectively, in the “Other liabilities” line item of its consolidated balance sheet to reflect the fair value of the interest rate swap.

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

Share Repurchase Program

Under the share repurchase program (the “Repurchase Program”) authorized by the Board on March 6, 2012, the Company repurchased 14,300 and 65,107 shares, respectively, of its common stock at average prices per share of $1.09 and $1.08, respectively, for an aggregate purchase price of $16 and $70, respectively, during the fiscal years ended June 30, 2013 and 2012. All shares repurchased were subsequently retired.

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

At June 30, 2013, the Repurchase Program had $2,914 in remaining capacity.

Stockholder Rights Plan

On March 11, 2005, the Board adopted a stockholder rights plan, as set forth in the Rights Agreement, dated March 11, 2005 (the “Rights Agreement”). Under the Rights Agreement, the Board

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

12.     Stockholders’ Equity — (Continued)

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

The Rights are not exercisable until a Distribution Date occurs and will expire on March 11, 2015, unless earlier terminated or redeemed by the Company in accordance with the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including without limitation, no right to vote or receive dividends. The Rights Agreement is reviewed and evaluated at least once every three years by a “TIDES Committee” of independent directors. During the fiscal 2013 year-end closing process, the TIDES Committee reviewed the Rights Agreement and recommended no changes to it.

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

Fiscal Years Ended June 30, 2013, 2012 and 2011

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

	2013	2012	2011
Cost of services	$39	$31	$12
Selling, general and administrative	2,262	1,796	670

	$2,301	$1,827	$682

Any potential tax benefits associated with incentive stock options are recognized if and when the Company receives a tax deduction associated with the options. Accordingly, due to the timing of the recognition of the tax benefit versus the related stock-based compensation expense, the Company’s effective tax rate was increased for the fiscal years ended June 30, 2013, 2012 and 2011.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the options granted. The Company continues to use the “simplified” method as permitted by ASC 718-10 for purposes of determining the expected life of options when granted, but has corroborated the expected option life derived using this method to the expected option lives used by other public companies within the market research industry to ensure reasonableness. The risk-free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the options when granted. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders.

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

The Company has registered a total of 10,250,000 shares of Common Stock for issuance under the Incentive Plans. At June 30, 2013, 1,392,353 shares were unissued and available for grant under the Incentive Plans.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

13.     Stock-Based Compensation — (Continued)

Investor Stock Options

At June 30, 2013 and 2012, the Company had outstanding non-qualified investor options to acquire 88,887 shares of Common Stock that were issued in connection with the Company’s acquisition of Novatris, S.A. in March 2004. Investor options are not included as options under the Incentive Plans.

Summary of Options and Restricted Stock Award Status

The following table provides a summary of the status of the Company’s employee stock options (including options issued under the Incentive Plans, as well as options issued outside the Incentive Plans to new employees) for the fiscal years ended June 30:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	5,218,927	$1.54	6,396,373	$1.53	3,873,452	$2.38
Granted	—	—	290,500	0.65	4,750,500	0.75
Forfeited	(144,816)	2.05	(1,343,779)	1.33	(2,160,913)	1.36
Exercised	(174,365)	0.67	(124,167)	0.38	(66,666)	0.42

Options outstanding at June 30	4,899,746	$1.55	5,218,927	$1.54	6,396,373	$1.53

During fiscal 2012 and 2011, 160,000 and 3,381,000, respectively, of the options granted represent awards that vest in ten equal tranches upon the achievement of certain performance targets. In February and March 2012, the Company modified such performance based targets. 1,029,000 and 936,000 of such performance-based options vested during fiscal 2013 and 2012, respectively, due to the achievement of certain of the modified performance targets.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2013, 2012 and 2011 was $118, $29 and $34, respectively.

The following weighted-average assumptions were used to value options granted by the Company during the fiscal years ended June 30:

	2012	2011
Risk-free interest rate	2.3%	2.8%
Weighted-average expected life (in years)	6.5	6.7
Volatility factor	71%	66%
Dividend yield	—	—
Weighted-average fair value	$0.47	$0.46

No options were granted during the fiscal year ended June 30, 2013.

Cash received from the exercise of employee stock options was $116, $47 and $28 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

13.     Stock-Based Compensation — (Continued)

The following table provides further detail regarding the Company’s granted and outstanding employee stock options (including options issued under the Incentive Plans, as well as options issued outside the Incentive Plans to new employees) at June 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.38 – 1.18	4,142,934	7.8	$0.75	4,403	2,570,843	7.7	$0.75	2,715
3.97 – 4.98	183,512	3.3	4.45	(484)	183,512	3.3	4.45	(484)
5.00 – 8.57	573,300	1.4	6.45	(2,661)	573,300	1.4	6.45	(2,661)

	4,899,746	6.9	$1.55	$1,258	3,327,655	6.5	$1.94	$(430)

The following table provides a summary of the status of the Company’s granted and outstanding employee and director restricted stock awards for the fiscal years ended June 30:

	2013		2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Restricted shares outstanding at July 1	1,466,032	$1.09	529,021	$0.79	73,751	$2.09
Granted	615,391	1.44	1,705,500	1.08	627,482	0.74
Forfeited	(124,201)	1.38	(33,417)	0.73	(3,351)	2.63
Vested	(462,230)	1.05	(735,072)	0.79	(168,861)	1.13

Restricted shares outstanding at June 30	1,494,992	$1.27	1,466,032	$1.09	529,021	$0.79

During fiscal 2013, 470,000 of the restricted shares granted represent awards that fully vest on June 30, 2014, subject to the continued employment of the recipients as of June 30, 2014. These restricted shares were awarded based on the achievement of certain fiscal 2013 performance targets.

During fiscal 2013, 2012 and 2011, the Company granted 145,391, 300,500 and 127,482 restricted shares, respectively, to non-employee directors.

At June 30, 2013, there was $1,449 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and the ESPPs. That expense is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plans

The ESPPs provide employees with an opportunity to purchase Common Stock through payroll deductions through semi-annual offerings in July and January of each fiscal year. Under the ESPPs, the Company’s employees may purchase, subject to certain restrictions, shares of Common Stock at the lesser of 85% of the fair value at either the beginning or the end of each six month offering period. During fiscal 2013, 2012 and 2011, employees purchased 160,225, 227,000 and 206,270 shares of

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

13.     Stock-Based Compensation — (Continued)

Common Stock, respectively, through the ESPPs. Of the 3,000,000 shares available for issuance under the ESPPs, 444,027 shares remained available for issuance as of June 30, 2013.

The ESPPs are considered compensatory under the FASB guidance and thus, a portion of the cost related to the July and January offerings under the ESPPs are included in the Company’s stock-based compensation expense for the fiscal years ended June 30, 2013, 2012 and 2011.

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

The following weighted-average assumptions were used to value rights under the ESPPs for the July and January offerings for the fiscal years ended June 30:

	2013	2012	2011
Risk-free interest rate	0.1%	0.4%	0.2%
Weighted-average expected life (in years)	0.5	0.5	0.5
Volatility factor	68%	105%	63%
Dividend yield	—	—	—
Weighted-average fair value	$0.36	$0.27	$0.33

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

Participants may contribute from 1% to 60% of compensation up to federally established limitations. Employer matching contributions are discretionary, and were made in the form of Company stock through March 31, 2008. The Company suspended its matching contributions on January 1, 2009 and had not resumed them as of June 30, 2013. As such, the Company incurred no matching contribution expense during the fiscal years ended June 30, 2013, 2012 and 2011.

15.     Income Taxes

For the fiscal years ended June 30, the U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows:

	2013	2012	2011
U.S.	$7,666	$(1,622)	$(3,527)
Foreign	(504)	(1,719)	(3,546)

	$7,162	$(3,341)	$(7,073)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

15.     Income Taxes — (Continued)

For the fiscal years ended June 30, the provision (benefit) for income taxes from operations consisted of the following:

	2013	2012	2011
Current:
Federal	$—	$—	$1
State	83	52	104
Foreign	593	704	571

	$676	$756	$676
Deferred:
Federal	$3	$(25)	$(52)
State	1	(6)	(12)
Foreign	(426)	(337)	12

	$(422)	$(368)	$(52)

	$254	$388	$624

The provision (benefit) for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income from operations before income taxes as follows:

	2013	2012	2011
Provision (benefit) at federal statutory rate	$2,507	$(1,169)	$(2,476)
State income tax provision, net of federal effect	80	39	60
Incremental U.S. taxes on earnings outside the U.S. and other foreign taxes	115	(241)	650
U.K. rate differential	162	127	—
Stock-based compensation	33	56	135
Change in valuation allowance	(2,688)	1,477	(267)
Change in indefinite reinvestment assertion on unremitted foreign earnings	—	—	2,409
Other	45	99	113

	$254	$388	$624

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

15.     Income Taxes — (Continued)

At June 30, deferred tax assets (liabilities) consisted of the following:

	2013	2012
Operating loss carryforwards	$13,597	$17,080
Internet database development expenses	763	850
Stock-based compensation	1,415	866
HIpoints accrual	796	900
Goodwill	596	838
Accrued expenses	2,432	2,703
Discontinued operations	2,337	2,371
Property, plant and equipment	90	212
Other	580	958

Gross deferred tax assets	22,606	26,778
Valuation allowance	(20,896)	(24,794)

	1,710	1,984
Other intangibles	(1,063)	(1,723)
Unremitted foreign earnings	(1,882)	(1,714)

Gross deferred tax liabilities	(2,945)	(3,437)

Net deferred tax liabilities	$(1,235)	$(1,453)

As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Cumulative tax benefits of $61 and $2 for the periods ending June 30, 2013 and June 30, 2012, respectively, relating to the excess stock-based compensation deductions will be recorded in Paid in Capital when such tax benefits are realized (ie reduce income taxes payable).

At June 30, 2013, the Company had U.S. federal and various state net operating loss carryforwards of $31,227 that will begin to expire in 2021, and U.K. net operating loss carryforwards of $1,554 that have no expiration date.

Under existing federal tax laws, Internal Revenue Code Section 382 provides for an annual limitation on the utilization of federal operating loss and tax credit carryforwards generated prior to certain ownership changes. The Company’s acquisition of Total Research Corporation in November 2001 resulted in an ownership change for federal income tax purposes and accordingly, this could limit the Company’s ability to use its federal operating loss and tax credit carryforwards in future years. As of June 30, 2013, of the Company’s total federal operating loss carryover, approximately $7,297 is subject to an annual limitation under Internal Revenue Code Section 382.

During the third quarter of fiscal 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to change its indefinite reinvestment assertion to allow for greater flexibility in its cash management. At that time, the Company recorded a deferred tax liability of $2,732 and at June 30, 2011, that deferred tax liability was adjusted to $2,409. However, this change in assertion had no net

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

15.     Income Taxes — (Continued)

impact on tax expense for the fiscal year ended June 30, 2011, as the deferred tax liability was fully offset by a corresponding decrease in the Company’s U.S. valuation allowance. At June 30, 2013, the Company’s assertion regarding the undistributed earnings of its foreign subsidiaries remains unchanged.

At June 30, 2013, the Company’s unrecognized tax benefits were $106, all of which would impact the effective tax rate, if recognized. The table below reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended June 30, 2011, 2012 and 2013:

Balance, July 1, 2010	$90
Additions based on tax positions related to the current year	17
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—

Balance, June 30, 2011	$107
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—

Balance, June 30, 2012	$107
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1)

Balance, June 30, 2013	$106

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2013 and 2012, $96 and $86, respectively, were included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company files U.S. federal income tax returns and various state, local and foreign income tax returns. The Internal Revenue Service completed its examination of the fiscal year ended June 30, 2010 in the fourth quarter of fiscal 2012. This examination did not result in a material adjustment. With few exceptions, the remaining state, local and foreign income tax returns are no longer subject to examination for fiscal years prior to June 30, 2008.

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

16.     Net Income (Loss) per Share

The following table sets forth the reconciliation of the basic and diluted net loss per share computations for the fiscal years ended June 30:

	2013	2012	2011
Numerator:
Net income (loss) used for calculating basic and diluted net loss per share of Common Stock	$6,908	$(5,583)	$(8,453)

Denominator:
Weighted average shares of Common Stock used in the calculation of basic net income (loss) per share	56,186,583	55,383,780	54,566,590
Dilutive effect of outstanding stock options and restricted stock	1,927,772	—	—

Shares used in the calculation of diluted net loss per share	58,114,355	55,383,780	54,566,590

Net income (loss) per share:
Basic and diluted	$0.12	$(0.10)	$(0.15)

Unvested restricted stock and unexercised stock options to purchase 756,812, 6,634,959 and 6,925,394 shares of Common Stock for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, at weighted-average prices per share of $5.97, $1.45 and $1.47, respectively, were not included in the computations of diluted net loss per share because their inclusion would have been anti-dilutive.

17.     Enterprise-Wide Disclosures

The Company is comprised of operations in North America and Europe. Non-U.S. market research is comprised of operations in the United Kingdom, Canada, France and Germany. The Company’s operations in Asia ceased as of September 30, 2011 and are classified as discontinued operations for all relevant periods presented herein. There were no intercompany transactions that materially affected the Company’s financial statements, and all intercompany sales have been eliminated upon consolidation.

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

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

17.     Enterprise-Wide Disclosures — (Continued)

Geographic information from continuing operations for the fiscal years ended June 30 was as follows:

	2013	2012	2011
Revenue from services
United States	$86,883	$87,190	$92,885
Canada	19,740	22,551	23,160
France	14,376	14,536	14,092
United Kingdom	11,292	15,264	22,864
Germany	8,031	7,962	7,663

Total revenue from services	$140,322	$147,503	$160,664

Operating income (loss)
United States	$7,996	$(855)	$(2,298)
Canada	(508)	(333)	(1,330)
France	330	418	1,607
United Kingdom	(922)	(2,533)	(4,371)
Germany	582	651	490

Total operating income (loss)	$7,478	$(2,652)	$(5,902)

Long-lived assets
United States	$1,092	$909	$1,641
Canada	191	276	431
France	693	742	108
United Kingdom	316	459	976
Germany	174	114	135

Total long-lived assets	$2,466	$2,500	$3,291

Deferred tax assets (liabilities)
United States	$—	$—	$—
Canada	(1,144)	(1,458)	(1,706)
France	75	(51)	(145)
United Kingdom	—	—	—
Germany	(166)	56	(38)

Total deferred tax assets (liabilities)	$(1,235)	$(1,453)	$(1,889)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

18.     Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. Certain of the lease agreements contain rent escalation clauses based on increases in the Consumer Price Index or the landlords’ operating costs. Rent expense under such agreements is recorded using the straight-line method over the terms of such agreements. Future minimum lease payments under non-cancelable operating leases at June 30, 2013 were as follows:

Fiscal Years Ending June 30:
2014	$5,189
2015	4,730
2016	1,919
2017	795
2018	646
2019 and thereafter	323

Total rental expense for operating leases during the fiscal years ended June 30, 2013, 2012 and 2011 was $3,871, $4,510 and $5,496, respectively.

19.     Legal Proceedings

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing with counsel pending and threatened actions and proceedings which existed at June 30, 2013 or which arose subsequent to that date but before the filing of this Annual Report on Form 10-K, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

20.     Related-Party Transactions

Angrisani Turnarounds, LLC

On June 7, 2011, the Company entered into a services agreement (the “Services Agreement”) with Angrisani Turnarounds, LLC (“ATL”) and Al Angrisani, pursuant to which Mr. Angrisani, Chairman and Chief Executive Officer of ATL, agreed to serve as Interim Chief Executive Officer of the Company until June 30, 2012 (the “Service Period”), subject to certain early termination rights set forth therein. The material terms of the Services Agreement included:

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

Fiscal Years Ended June 30, 2013, 2012 and 2011

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

On February 29, 2012, the Company entered into a termination agreement with ATL and Mr. Angrisani, pursuant to which the Services Agreement was immediately terminated, and the Company paid ATL, in a lump sum, the monthly retainer fees applicable to the months of February through June 2012, in each case to the extent not previously paid.

The Company incurred $240 and $60 in expenses related to services provided by ATL for the fiscal years ended June 30, 2012 and 2011, respectively, all of which were reported in the “Selling, general and administrative” line of the Company’s consolidated statement of operations for the period then ended. There were no such expenses during the fiscal year ended June 30, 2013.

21.     Supplemental Cash Flow Information

Cash paid (received) for interest and taxes during the fiscal years ended June 30 was as follows:

	2013	2012	2011
Interest	$349	$824	$1,382

Taxes	$(244)	$462	$(55)

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

22.     Unaudited Quarterly Results of Operations

The following table presents unaudited consolidated quarterly statements of operations data for the fiscal years ended June 30, 2013 and 2012. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the accompanying consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three Months Ended
	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012(2)	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013(2)
	(In thousands, except per share data)
Revenue from services(1)	$37,769	$39,115	$34,117	$36,501	$33,010	$37,087	$33,554	$36,671
Operating expenses:
Cost of services(1)	23,630	24,380	20,791	23,103	19,455	21,898	20,013	22,596
Selling, general and administrative	11,665	11,308	12,580	10,537	10,778	11,207	11,501	10,431
Depreciation and amortization	1,293	1,197	1,136	1,005	948	963	902	850
Restructuring and other charges	5,440	(72)	(19)	2,182	—	—	—	1,302

Total operating expenses	42,028	36,813	34,488	36,827	31,181	34,068	32,416	35,179

Operating income (loss)	(4,259)	2,302	(371)	(326)	1,829	3,019	1,138	1,492
Interest expense, net	157	204	196	133	101	69	67	79

Income (loss) from continuing operations before income taxes	(4,416)	2,098	(567)	(459)	1,728	2,950	1,071	1,413
Provision (benefit) for income taxes	(280)	283	(88)	473	(15)	58	118	93

Income (loss) from continuing operations	(4,136)	1,815	(479)	(932)	1,743	2,892	953	1,320
Income (loss) from discontinued operations, net of tax	(1,821)	(190)	156	—	—	—	—	—

Net income (loss)	$(5,957)	$1,625	$(323)	$(932)	$1,743	$2,892	$953	$1,320

Basic and diluted net income (loss) per share:
Continuing operations	$(0.08)	$0.03	$(0.01)	$(0.02)	$0.03	$0.05	$0.02	$0.02
Discontinued operations	(0.03)	(0.00)	0.00	—	—	—	—	—

Basic and diluted net income (loss) per share	$(0.11)	$0.03	$(0.01)	$(0.02)	$0.03	$0.05	$0.02	$0.02

HARRIS INTERACTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended June 30, 2013, 2012 and 2011

22.     Unaudited Quarterly Results of Operations — (Continued)

(1)	Gross profit, not shown above, can be derived by subtracting the Company’s cost of services from its revenue from services for each of the periods shown above.

(2)	During the three months ended June 30, 2012, the Company recorded $154 in French business taxes and presented the related expense within the selling, general and administrative line of its consolidated statement of operations. During the three months ended June 30, 2013, the Company recorded $151 in such expense and presented it in the provision for income taxes line of its consolidated statement of operations based on the profit-related nature of this tax. The prior period amount has been corrected to conform to current year presentation. Based on the Company’s assessment, this adjustment did not have a material impact on its results of operations for any of the periods affected.

Index to Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of each fiscal quarter and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the Company’s management conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer, based upon an evaluation completed as of June 30, 2013, the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Employment Agreement Amendments with Executive Officers

Al Angrisani

On September 12, 2013, the Company and Al Angrisani, President and Chief Executive Officer of the Company, entered into Employment Agreement Amendment No. 2 (the “Angrisani Amendment”) to Mr. Angrisani’s Employment Agreement, effective as of June 7, 2011, as amended by Employment Agreement Amendment No. 1 dated February 29, 2012 (collectively, the “Angrisani Employment Agreement”). The material terms of the Angrisani Amendment include:

•

An annual performance bonus for fiscal 2014, to be earned and payable as follows: (i) $100,000 for each quarter (the “Quarterly Bonus”) of fiscal 2014 if the Company generates an amount of cash from operations, less amounts paid under the Company’s bonus plan for fiscal 2013 and any other extraordinary and non-recurring items as determined by the Compensation Committee of the Board (the “Quarterly Cash Generation”), during the quarter equivalent to the amount of the Company’s quarterly principal bank payment due previously under its credit agreement (the “Minimum Quarterly Cash Generation”); provided, however, the Quarterly Bonus for a quarter shall increase, on a pro-rata basis, up to a maximum of $150,000 at 200% of the Minimum Quarterly Cash Generation; and (ii) $200,000 (the “Annual Bonus” and, together with the Quarterly Bonus, the “FY14 Bonus”) upon achievement of budgeted adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges) for fiscal 2014, as approved by the Board (the “2014 EBITDA Budget”), subject to a cutback for attainment above 95% of the 2014 EBITDA Budget and adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board. Each earned Quarterly Bonus shall be paid following completion of the Company’s internal financial close process for the applicable quarter, and the Annual Bonus shall be paid in accordance with the Company’s practice for the payment of annual performance bonuses to its senior executives generally, subject to certain rights to receive a pro-rata portion or the full amount of any unpaid FY14 Bonus upon, and depending on the timing and the basis for, a termination of employment, including a termination without cause or for good reason prior to and subsequent to a change in control.

•	Clarification around the timing and mechanics for Mr. Angrisani’s severance entitlement upon a termination of employment following a change in control.

•

The prevailing party in a legal proceeding shall be entitled to its legal fees and expenses to enforce the terms of the Angrisani Employment Agreement; provided, that Mr. Angrisani shall not be obligated to pay the legal fees or expenses of the Company (or a successor) unless it is determined that his actions were frivolous or taken in bad faith.

The foregoing summary of the Angrisani Amendment is qualified in its entirety by reference to the full text of the Angrisani Amendment, which is filed as Exhibit 10.4.56 to this Annual Report on Form 10-K and is incorporated herein by reference.

Marc H. Levin

On September 12, 2013, the Company and Marc H. Levin, Chief Operating Officer, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company, entered into Employment Agreement Amendment No. 1 (the “Levin Amendment”) to Mr. Levin’s Employment Agreement, effective as of March 27, 2012. The material terms of the Levin Amendment include:

•

Mr. Levin’s base salary shall increase to $350,000 per year, effective on October 1, 2013, if the Company achieves ninety-five percent (95%) of budgeted adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges) for the fiscal quarter ending September 30, 2013, as approved by the Board, subject to adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board.

•

An annual performance bonus for fiscal 2014 at target if the Company achieves the 2014 EBITDA Budget, subject to a cutback for attainment above 95% of the 2014 EBITDA Budget and adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board. Any annual performance bonus Mr. Levin is entitled to receive shall be paid in accordance with the Company’s practice for the payment of annual performance bonuses to its senior executives generally, subject to certain rights to receive a pro-rata portion or the full amount of his annual performance bonus upon, and depending on the timing and the basis for, a termination of employment, including a termination without cause or for good reason prior to and subsequent to a change in control.

•

An award of 50,000 shares of restricted stock if (a) the Company achieves the 2014 EBITDA Budget, subject to adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board, and (b) Mr. Levin is employed by the Company at the time the Company files its Annual Report on Form 10-K for fiscal 2014 (the “FY14 10-K”); provided, however, in the event of a change in control on or prior to June 30, 2014, the equity award shall be converted into a guaranteed cash bonus in an amount equal to 50,000 multiplied by the price per share paid by the acquirer in the change in control transaction, payable on the earlier of June 30, 2014 or the date that Mr. Levin’s employment is terminated without cause or for good reason.

•	Clarification that any portion of Mr. Levin’s fiscal 2014 retention bonus that remains unpaid as of a termination without cause or for good reason shall become due and payable on the termination date.

The foregoing summary of the Levin Amendment is qualified in its entirety by reference to the full text of the Levin Amendment, which is filed as Exhibit 10.4.58 to this Annual Report on Form 10-K and is incorporated herein by reference.

Eric W. Narowski

On September 12, 2013, the Company and Eric W. Narowski, Chief Financial Officer, Principal Accounting Officer and Global Controller of the Company, entered into Employment Agreement Amendment No. 1 (the “Narowski Amendment”) to Mr. Narowski’s Employment Agreement, effective as of March 27, 2012. The material terms of the Narowski Amendment include:

•

Mr. Narowski’s base salary shall increase to $275,000 per year, effective on October 1, 2013, if the Company achieves ninety-five percent (95%) of budgeted adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges) for the fiscal quarter ending September 30, 2013, as approved by the Board, subject to adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board.

•

An annual performance bonus for fiscal 2014 at target if the Company achieves the 2014 EBITDA Budget, subject to a cutback for attainment above 95% of the 2014 EBITDA Budget and adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board. Any annual performance bonus Mr. Narowski is entitled to receive shall be paid in accordance with the Company’s practice for the payment of annual performance bonuses to its senior executives generally, subject to certain rights to receive a pro-rata portion or the full amount of his annual performance bonus upon, and depending on the timing and the basis for, a termination of employment, including a termination without cause or for good reason prior to and subsequent to a change in control.

•

An award of 25,000 shares of restricted stock if (a) the Company achieves the 2014 EBITDA Budget, subject to adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board, and (b) Mr. Narowski is employed by the Company at the time the Company files the FY14 10-K; provided, however, in the event of a change in control on or prior to June 30, 2014, the equity award shall be converted into a guaranteed cash bonus in an amount equal to 25,000 multiplied by the price per share paid by the acquirer in the change in control transaction, payable on the earlier of June 30, 2014 or the date that Mr. Narowski’s employment is terminated without cause or for good reason.

•

Clarification that any portion of Mr. Narowski’s fiscal 2014 retention bonus that remains unpaid as of a termination without cause or for good reason shall become due and payable on the termination date.

The foregoing summary of the Narowski Amendment is qualified in its entirety by reference to the full text of the Narowski Amendment, which is filed as Exhibit 10.4.60 to this Annual Report on Form 10-K and is incorporated herein by reference.

Michael de Vere

On September 12, 2013, the Company and Michael de Vere, President and Chief Executive Officer, U.S. Business Groups of the Company, entered into Employment Agreement Amendment No. 1 (the “de Vere Amendment”) to Mr. de Vere’s Employment Agreement, effective as of March 27, 2012. The material term of the de Vere Amendment includes:

•

Upon a change in control, for the fiscal year in which the change in control occurs, Mr. de Vere shall be entitled to receive a prorated target annual performance bonus for the partial-year period prior to the change in control, based on achievement at the time of the change in control of the financial metric(s) as then in effect for calculation of his annual performance bonus for the fiscal year; provided, however, if the financial metric(s) as then in effect for calculation of his annual performance bonus for the fiscal year are achieved through the end of the quarter in the fiscal year in which the change in control occurs, as budgeted on a quarterly basis but calculated on a cumulative basis, Mr. de Vere shall be entitled to receive his target performance bonus.

The foregoing summary of the de Vere Amendment is qualified in its entirety by reference to the full text of the de Vere Amendment, which is filed as Exhibit 10.4.57 to this Annual Report on Form 10-K and is incorporated herein by reference.

Todd Myers

On September 12, 2013, the Company and Todd Myers, Chief Operating Officer, U.S. Business Groups of the Company, entered into Employment Agreement Amendment No. 2 (the “Myers Amendment”) to Mr. Myers’s Employment Agreement, effective as of March 27, 2012, as amended by

Employment Agreement Amendment No. 1 dated September 20, 2012. The material terms of the Myers Amendment include:

•

Mr. Myers’ base salary shall increase to $300,000 per year, effective on October 1, 2013, if the Company’s U.S. business achieves ninety-five percent (95%) of its revenue and adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges) targets for the period commencing on July 1, 2013 and ending on December 31, 2013, subject, in the case of the adjusted EBITDA target, to adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board.

•

Upon a change in control, for the fiscal year in which the change in control occurs, Mr. Myers shall be entitled to receive a prorated target annual performance bonus for the partial-year period prior to the change in control, based on achievement at the time of the change in control of the financial metric(s) as then in effect for calculation of his annual performance bonus for the fiscal year; provided, however, if the financial metric(s) as then in effect for calculation of his annual performance bonus for the fiscal year are achieved through the end of the quarter in the fiscal year in which the change in control occurs, as budgeted on a quarterly basis but calculated on a cumulative basis, Mr. Myers shall be entitled to receive his target performance bonus.

•

An award of 25,000 shares of restricted stock if (a) the Company achieves its U.S. revenue and adjusted EBITDA (EBITDA adjusted to remove the effect of non-cash stock-based compensation expense and restructuring and other charges) targets for fiscal 2014, subject, in the case of the adjusted EBITDA target, to adjustment for any extraordinary and non-recurring items as determined by the Compensation Committee of the Board, and (b) Mr. Myers is employed by the Company at the time the Company files the FY14 10-K; provided, however, in the event of a change in control on or prior to June 30, 2014, the equity award shall be converted into a guaranteed cash bonus in an amount equal to 25,000 multiplied by the price per share paid by the acquirer in the change in control transaction, payable on the earlier of June 30, 2014 or the date that Mr. Myers’ employment is terminated without cause or for good reason.

The foregoing summary of the Myers Amendment is qualified in its entirety by reference to the full text of the Myers Amendment, which is filed as Exhibit 10.4.59 to this Annual Report on Form 10-K and is incorporated herein by reference.

Fiscal 2013 Bonus Payouts

On September 12, 2013, the Compensation Committee of the Board approved the following fiscal 2013 annual performance bonuses for the Company’s executive officers:

Name	Fiscal 2013 Bonus Payout
Al Angrisani (President and Chief Executive Officer)	$300,000

Marc H. Levin (Chief Operating Officer, Chief Administrative Officer, General Counsel and Corporate Secretary)	$195,000

Eric W. Narowski (Chief Financial Officer, Principal Accounting Officer and Global Controller)	$165,000

Michael de Vere (President and Chief Executive Officer, U.S. Business Groups)	$115,000

Todd Myers (Chief Operating Officer, U.S. Business Groups)	$150,000

Fiscal 2014 Bonus Plan

On September 12, 2013, the Compensation Committee of the Board approved the Company’s fiscal 2014 bonus plan (the “2014 Bonus Plan”). The 2014 Bonus Plan has been designed to establish a pool of funds (the “Bonus Pool”) to be available for making bonus payments to the executive officers and certain other employees of the Company. The funding level of the Bonus Pool is based on the Company’s performance relative to the 2014 EBITDA Budget. Under the 2014 Bonus Plan, 100% of the Bonus Pool will be funded if performance is equal to 116% of the 2014 EBITDA Budget. No bonus will be payable under the Bonus Plan if performance is less than 95% of the 2014 EBITDA Budget. Between 95% and 125% performance, a sliding scale applies. The Board, in its discretion, has the option of increasing the size of the Bonus Pool if the Company achieves greater than 125% of the 2014 EBITDA Budget. The Compensation Committee of the Board may adjust the 2014 EBITDA Budget for any extraordinary and non-recurring items.

The annual performance bonus potential and mechanics for each of Messrs. Angrisani, Levin and Narowski under the 2014 Bonus Plan are set forth above under “Employment Agreement Amendments with Executive Officers”. Subject to and under the terms of the 2014 Bonus Plan, Messrs. de Vere and Myers each has a target annual performance bonus of 60% of his annual base salary based on performance relative to the fiscal 2014 revenue and EBITDA targets for the business units that they manage.

Fiscal 2014 Compensation Arrangements for Non-Employee Directors

Non-Employee Director Cash Compensation

On September 12, 2013, the Compensation Committee of the Board recommended, and the Board approved, non-employee director cash compensation of $50,000 for fiscal 2014. Further, based on the recommendation of the Compensation Committee of the Board, the Board approved fiscal 2014 supplemental annual cash compensation of $50,000, $5,000, $5,000 and $5,000, respectively, for the Chairman of the Board, Lead Director, Chairman of the Audit Committee, and Chairman of the Compensation Committee.

Non-Employee Director Equity Compensation

On September 12, 2013, the Compensation Committee of the Board recommended, and the Board approved, non-employee director equity compensation of 30,000 shares of restricted stock for fiscal 2014. Further, based on the recommendation of the Compensation Committee of the Board, the Board approved fiscal 2014 supplemental equity compensation of 50,000, 3,500, 3,500 and 3,500 shares of restricted stock for the Chairman of the Board, Lead Director, Chairman of the Audit Committee, and Chairman of the Compensation Committee, respectively. Vesting terms for the fiscal 2014 non-employee director share grants remain unchanged from the fiscal 2013 non-employee director share grants, as disclosed in the Company’s Proxy Statement, filed with the SEC on Form DEF14A on September 26, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2013 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2013. The information required by Item 10 of Form 10-K with respect to the Company’s executive officers is incorporated by reference from “Item 1 — Business — Executive Officers of Harris Interactive” of this Annual Report on Form 10-K.

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

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Fiscal year ended June 30, 2011
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$641	$546	$605	$582
Deferred tax valuation allowance	$21,927	$1,307	$1,085	$22,149
Fiscal year ended June 30, 2012
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$582	$32	$195	$419
Deferred tax valuation allowance	$22,149	$3,028	$383	$24,794
Fiscal year ended June 30, 2013
Deducted in the consolidated balance sheet:
Allowance for doubtful accounts receivable	$419	$68	$119	$368
Deferred tax valuation allowance	$24,794	$—	$3,898	$20,896

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: September 17, 2013	HARRIS INTERACTIVE INC.

	By:	/S/ ERIC W. NAROWSKI

Chief Financial Officer
(On Behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ AL ANGRISANI Al Angrisani	President and Chief Executive Officer (Principal Executive Officer) and Director	September 17, 2013

/S/ ERIC W. NAROWSKI Eric W. Narowski	Chief Financial Officer, Principal Accounting Officer and Global Controller (Principal Financial and Accounting Officer)	September 17, 2013

/S/ DAVID BRODSKY David Brodsky	Director	September 17, 2013

/S/ STEVEN L. FINGERHOOD Steven L. Fingerhood	Director	September 17, 2013

/S/ HOWARD L. SHECTER Howard L. Shecter	Director	September 17, 2013

/S/ ANTOINE G. TREUILLE Antoine G. Treuille	Director	September 17, 2013

INDEX OF EXHIBITS

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated August 5, 2001, among Harris Interactive Inc., Total Merger Sub Inc., and Total Research Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2001 and incorporated herein by reference).

2.2	Share Purchase Agreement dated March 2, 2004 among Harris Interactive International Inc. and the Shareholders of Novatris, S.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

2.3	Share Purchase Agreement dated August 16, 2007 by and among the Company, 2144798 Ontario Inc., and all the stockholders of Decima Research Inc. (filed as Exhibit 2.1.1 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).

2.4	Amendment to Share Purchase Agreement by and among the Company, 2144798 Ontario Inc. and the former stockholders of Decima Research Inc. executed on January 25, 2009 and effective as of January 1, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

2.5	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capitals of Marketshare Limited and Marketshare Pte Ltd dated August 16, 2007 by and among Harris Interactive Asia Limited, HII, and all the stockholders of Marketshare Limited and Marketshare Pte Ltd (filed as Exhibit 2.1.6 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

4.1	Rights Agreement, dated as of March 11, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2005 and incorporated herein by reference).

10.1.1*	1999 Long-Term Incentive Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10.1.2*	2007 Long-Term Incentive Plan of the Company (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).

10.1.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).

10.1.4*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.1.5*	Form of Non-Qualified Stock Option Agreement — Employees (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on December 10, 2007 (Registration No. 333-147974) and incorporated herein by reference).

10.1.6*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

10.1.7*	Form of Non-Qualified Stock Option Agreement — Grants After May 1, 2008 (filed as Exhibit 10.1.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.8*	Form of Restricted Stock Agreement — Director Grants After May, 1, 2008 (filed as Exhibit 10.1.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.9*	Form of Restricted Stock Agreement — Employee Grants After May 1, 2008 (filed as Exhibit 10.1.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.10*	Form of Restricted Stock Unit Agreement (Canadian employees) (filed as Exhibit 10.1.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.1.11*	Form of Non-Qualified Stock Option Agreement between the Company and certain employees of Novatris, S.A. dated as of March 2, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed March 8, 2004 (Registration No. 333-113392) and incorporated herein by reference).

10.1.12*	Restricted Stock Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.1.13*	Non-Qualified Stock Option Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.1.14*	Non-Qualified Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.1.15*	Incentive Stock Option Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.1.16*	Incentive Stock Option Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.1.17*	Restricted Stock Agreement, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.1.18*	Form of Non-Qualified Stock Option Agreement — 2011 Performance-Based Grants to Employees (filed as Exhibit 10.1.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.1.19*	Form of Non-Qualified Stock Option Agreement Amendment No. 1 — Amended 2011 Performance-Based Grants to Employees (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.1.20*	Form of Restricted Stock Agreement — Employee Grants After March 1, 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.2.1*	1999 Employee Stock Purchase Plan of the Company (included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed October 8, 2004 and incorporated herein by reference).

10.2.2*	Form of Subscription Agreement under 1999 Employee Stock Purchase Plan of the Company (included as Exhibit A to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 17, 1999 (Registration No. 333-87311) and incorporated herein by reference).

10.2.3*	2007 Employee Stock Purchase Plan of the Company (included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed September 12, 2007 and incorporated herein by reference).

10.2.4*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 14, 2009 and incorporated herein by reference).

10.2.5*	2007 Employee Stock Purchase Plan of the Company, as amended (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed September 30, 2011 and incorporated herein by reference).

10.2.6*	Harris Interactive UK Limited Share Incentive Plan (relating to shares of Harris Interactive Inc.) (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

10.2.7*	Harris Interactive UK Limited Share Incentive Plan Partnership and Matching Share Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

10.2.8*	Trust Deed between Harris Interactive UK Limited and Equiniti Share Plan Trustees related to Harris Interactive UK Limited Share Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed March 20, 2008 (Registration No. 333-149831) and incorporated herein by reference).

10.4.1*	Services Agreement, dated as of June 7, 2011, among Harris Interactive Inc., Angrisani Turnarounds, LLC, and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.4.2*	Termination Agreement, dated as of February 29, 2012, among Harris Interactive Inc., Angrisani Turnarounds, LLC, and Al Angrisani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

10.4.3*	Employment Agreement, dated as of June 7, 2011, between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2011 and incorporated herein by reference).

10.4.4*	Employment Agreement Amendment No. 1, dated February 29, 2012, by and between Harris Interactive Inc. and Al Angrisani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.5*	Employment Agreement between the Company and Pavan Bhalla, effective as of October 11, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010 and incorporated herein by reference).

10.4.6*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Pavan Bhalla (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2010 and incorporated herein by reference).

10.4.7*	Separation Agreement between the Company and Pavan Bhalla, effective June 20, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10.4.8*	Settlement Agreement between Harris Interactive Inc. and Pavan Bhalla dated May 17, 2012 (filed as Exhibit 10.4.9 to the Company’s Annual Report on Form 10-K filed September 25, 2012 and incorporated herein by reference).

10.4.9*	Letter Agreement between the Company and Michael de Vere, dated January 3, 2011 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).

10.4.10*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Michael de Vere (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.11*	Letter Agreement between the Company and Frank E. Forkin, dated June 2, 2009 (filed as Exhibit 10.4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.12*	Separation Agreement between the Company and Frank E. Forkin, dated March 5, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.13*	Letter Agreement between the Company and Patti B. Hoffman, dated May 11, 2009 (filed as Exhibit 10.4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.14*	Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.15*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Patti B. Hoffman (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and incorporated herein by reference).

10.4.16*	Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.17*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.18*	Modification to Compensation Arrangement for Executive Officer by and between the Company and Marc H. Levin (filed as Exhibit 10.4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.19*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Marc H. Levin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.20*	Letter Agreement between the Company and Enzo Micali, dated March 24, 2009 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference).

10.4.21*	Separation Agreement between the Company and Enzo Micali, effective June 24, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011 and incorporated herein by reference).

10.4.22*	Settlement Agreement between Harris Interactive Inc. and Enzo Micali dated July 16, 2012 (filed as Exhibit 10.4.25 to the Company’s Annual Report on Form 10-K filed September 25, 2012 and incorporated herein by reference).

10.4.23*	Letter Agreement between the Company and Todd Myers, dated November 2, 2009 (filed as Exhibit 10.4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.24*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Todd Myers (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.25*	Employment Agreement Amendment 1 dated September 20, 2012 between the Company and Todd Myers (filed as Exhibit 10.4.28 to the Company’s Annual Report on Form 10-K filed September 25, 2012 and incorporated herein by reference).

10.4.26*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).

10.4.27*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).

10.4.28*	Compensation Arrangement for Executive Officer by and between the Company and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).

10.4.29*	Employment Agreement, dated March 27, 2012, by and between Harris Interactive Inc. and Eric W. Narowski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference).

10.4.30*	Employment Agreement between the Company and Gregory T. Novak, dated as of April 30, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

10.4.31*	Employment Agreement Amendment 1 between the Company and Gregory T. Novak dated February 8, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 and incorporated herein by reference).

10.4.32*	Employment Agreement Amendment 2 between the Company and Gregory T. Novak dated as of October 21, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.4.33*	Employment Agreement between the Company and Robert Salvoni, dated May 15, 2009 (filed as Exhibit 10.4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.34*	Letter Agreement between Harris Interactive UK Ltd and Robert Salvoni, dated May 9, 2009 (filed as Exhibit 10.4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.4.35*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 and incorporated herein by reference).

10.4.36*	Compensation Arrangement for Executive Officer by and between the Company and Robert Salvoni (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.4.37*	Provisions of Separation Agreement between Harris Interactive UK Limited and Robert Salvoni, dated February 4, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and incorporated herein by reference).

10.4.38*	Employment Agreement between the Company and George H. Terhanian, effective as of September 1, 2007 (filed as Exhibit 10.4.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).

10.4.39*	Employment Agreement Amendment 1 between the Company and George H. Terhanian dated April 30, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference).

10.4.40*	Employment Agreement Amendment 2 dated December 16, 2008 between the Company and George H. Terhanian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.4.41*	Agreement between the Company and George Terhanian Regarding Post-Termination Obligations, dated as of September 28, 2010 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).

10.4.42*	Employment Agreement between the Company and Kimberly Till, dated as of October 21, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2008 and incorporated herein by reference).

10.4.43*	Description of Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).

10.4.44*	Description of Fiscal 2011 Bonus Arrangement by and between the Company and Kimberly Till (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).

10.4.45*	Employment Agreement Amendment 1 dated December 20, 2010 between the Company and Kimberly Till (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010 and incorporated herein by reference).

10.4.46*	Separation Agreement between the Company and Kimberly Till, effective June 16, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10.4.47*	Settlement Agreement between Harris Interactive Inc. and Kimberly Till dated March 19, 2012 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.4.48*	Description of Salary and Bonus Arrangements with Executive Officers, Terms of Fiscal 2011 Bonus Plan, and Fiscal 2010 Bonus Payouts to Executive Officers (filed as Exhibit 10.4.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.4.49*	Description of Terms of Fiscal 2013 Bonus Plan and Fiscal 2012 Bonus Payouts to Executive Officers (filed as Exhibit 10.4.58 to the Company’s Annual Report on Form 10-K filed September 25, 2012 and incorporated herein by reference).

10.4.50*	Retention Bonus Agreement between the Company and Michael de Vere, dated August 22, 2011 (filed as Exhibit 10.4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.51*	Retention Bonus Agreement between the Company and Marc H. Levin, dated August 22, 2011 (filed as Exhibit 10.4.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.52*	Retention Bonus Agreement between the Company and Todd Myers, dated August 22, 2011 (filed as Exhibit 10.4.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.53*	Retention Bonus Agreement between the Company and Eric W. Narowski, dated August 22, 2011 (filed as Exhibit 10.4.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.4.54*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of November 15, 2009 (filed as Exhibit 10.4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.4.55*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc. effective as of July 1, 2012 (filed as Exhibit 10.4.65 to the Company’s Annual Report on Form 10-K filed September 25, 2012 and incorporated herein by reference).

10.4.56*	Employment Agreement Amendment 2, dated September 12, 2013, by and between Harris Interactive Inc. and Al Angrisani (filed herewith).

10.4.57*	Employment Agreement Amendment 1, dated September 12, 2013, by and between Harris Interactive Inc. and Michael de Vere (filed herewith).

10.4.58*	Employment Agreement Amendment 1, dated September 12, 2013, by and between Harris Interactive Inc. and Marc H. Levin (filed herewith).

10.4.59*	Employment Agreement Amendment 2, dated September 12, 2013, by and between Harris Interactive Inc. and Todd Myers (filed herewith).

10.4.60*	Employment Agreement Amendment 1, dated September 12, 2013, by and between Harris Interactive Inc. and Eric W. Narowski (filed herewith).

10.4.61*	Description of Terms of Fiscal 2014 Bonus Plan and Fiscal 2013 Bonus Payouts to Executive Officers (filed herewith).

10.4.62*	Description of Changes to Compensation Arrangements for Non-Employee Directors of Harris Interactive Inc., effective as of July 1, 2013 (filed herewith).

10.5	Form of Option Agreement between the Company and certain of the Shareholders of Novatris, S.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed March 8, 2004 (Registration No. 333-113389) and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.6.1	Lease Agreement for 60 and 135 Corporate Woods, Rochester, New York, between the Company and Corporate Woods Associates, LLC, dated February 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 and incorporated herein by reference).

10.6.2	Agreement of Sublease for 161 Avenue of the Americas, New York, New York, between the Company and The McCall Pattern Company, Inc., as successor-in-interest by merger to Butterick Company, Inc., dated as of June 8, 2004 (filed as Exhibit 10.5.4 to the Company’s Current Report on Form 8-K filed March 18, 2005 and incorporated herein by reference).

10.6.3	Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of March 29, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference).

10.6.4	First Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, New York between the Company and McCann Erickson Inc., dated as of May 13, 2010 (filed as Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.6.5	Second Addendum to Agreement of Sublease for 161 Avenue of the Americas, New York, between the Company and McCann Erickson Inc., dated December 20, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).

10.6.6	Lease Agreement for 1920 Association Drive, Reston, Virginia, between Wirthlin (formerly known as Decima Research) and Richard B. Wirthlin Family LLC, dated April 23, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10.6.7	First Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of May 10, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 and incorporated herein by reference).

10.6.8	Second Amendment to Lease Agreement for 1920 Association Drive, Reston, Virginia, between the Company and Richard B. Wirthlin Family LLC, dated as of September 1, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference).

10.6.9	Agreement for Lease Relating to Vantage West, Great West Road, London, by and among the Company, Harris Interactive U.K. Limited, and UBS Global Asset Management (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.6.10	Lease Agreement for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated March 27, 2001 (filed as Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

10.6.11	Lease Amendment Number 1 for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated as of January 21, 2005 (filed as Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.6.12	Second Amendment and Extension to Lease for 101 Merritt 7, Norwalk, Connecticut, between Merritt 7 Venture LLC and the Company, dated October 22, 2007 (filed as Exhibit 10.6.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.13	Agreement of Sublease for 101 Merritt 7, Norwalk, Connecticut, between the Company and Verde Energy USA, Inc., dated as of September 10, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and incorporated herein by reference).

10.6.14	Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and Total Research Corporation, dated December 2, 1985, including all amendments to date (filed as Exhibit 10.6.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.15	Ninth Amendment and Partial Surrender Agreement to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated September 24, 2008, signed on or about October 27, 2008, and effective December 31, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).

10.6.16	Tenth Amendment to Lease Agreement for 5 Independence Way, Princeton, New Jersey, between Bellemead Development Corporation and the Company, dated May 8, 2009, and effective January 1, 2009 (filed as Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.17	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited, dated July 31, 2000 (filed as Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).

10.6.18	Rent Review Memorandum for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties plc and Business Market Research Limited dated May 9, 2006 (filed as Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference).

10.6.19	Lease Agreement for Pepper Road, Hazel Grove, Stockport (UK), between Meggitt Properties and Harris Interactive UK Limited, dated November 29, 2010 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and incorporated herein by reference).

10.6.20	Lease Agreement for Beim Strohhause 17- 31, 20097, Hamburg, Germany, between Dieter Becken and Media Transfer AG, dated July 8, 2005, including all amendments to date (filed Exhibit 10.6.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.21	Lease Agreement for 1080 Beaver Hall Hill, Montreal, Quebec (CAN), between Alexis Nihon Real Estate Investment Trust and Decima Research Inc., dated January 16, 2006 (filed as Exhibit 10.6.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.22	Lease Agreement for 160 Elgin Street, Ottawa, Ontario (CAN), between 160 Elgin Leaseholds Inc. and Decima Research Inc., dated January 19, 2006 (filed as Exhibit 10.6.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.6.23	Lease Agreement for 2345 Yonge Street, Toronto, Ontario (CAN), between Stockton & Bush 2345 Limited and OSI Group Inc., dated May 1, 2002 (filed as Exhibit 10.6.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.24	Office License for 2345 Yonge Street, Toronto, Ontario (CAN), between Decima Research Inc. and Westmount Decision Science Inc., dated September 1, 2007 (filed as Exhibit 10.6.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference).

10.6.25	Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated May 28, 2007 (filed as Exhibit 10.6.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.26	Tenancy Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated December 14, 2007 (filed as Exhibit 10.6.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.27	Supplemental Agreement for 463-483 Lockhart Road, Hong Kong, between Marketshare Limited and Gilroy Company Limited, dated April 21, 2008 (filed as Exhibit 10.6.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference).

10.6.28	Lease Agreement for 39 Rue Crozatier, Paris, France, between Harris Interactive SAS and Sci Mera, dated July 29, 2011 (filed as Exhibit 10.6.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference).

10.7.1	Credit Agreement dated September 21, 2007 between JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders parties thereto and the Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.7.2	Master Guaranty dated September 21, 2007 made by Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, and The Wirthlin Group International, L.L.C. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.7.3	Form of Master Securities Pledge Agreement to be delivered at option of the Company or its domestic subsidiary, as applicable, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, for itself and the Lenders parties to the Credit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007 and incorporated herein by reference).

10.7.4	Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of July 2, 2007 (filed as Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference).

10.7.5	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of September 21, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.7.6	Waiver and Amendment Agreement Number 1 to that certain Credit Agreement, dated as of February 5, 2009, and effective as of December 31, 2008, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company, incorporating as Annex I thereto the Credit Agreement dated September 21, 2007, and amended as of December 31, 2008 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.7.7	Waiver and Amendment Agreement No. 2 to that certain Credit Agreement, dated as of March 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 and incorporated herein by reference).

10.7.8	Waiver and Amendment Agreement No. 3 to that certain Credit Agreement, dated as of May 6, 2009, among JPMorgan Chase Bank, National Association, the Lenders Party Thereto, and the Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and incorporated herein by reference).

10.7.9	Amended and Restated Credit Agreement, dated June 30, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.10	Amended and Restated Master Guaranty, dated June 30, 2010, among Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., and GSBC Ohio Corporation in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.11	Amended and Restated Master Securities Pledge Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement, and consented and agreed to by Harris Interactive Asia, LLC, Wirthlin UK Limited, Harris Interactive SAS, Harris Interactive AG, 2144798 Ontario, Inc., and Harris Interactive Asia (Holdings) Limited (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.12	Amended and Restated Master Security Agreement, dated June 30, 2010, among the Company, Louis Harris & Associates, Inc., Wirthlin Worldwide, LLC, Harris Interactive International Inc., Harris International Asia, LLC, The Wirthlin Group International, L.L.C., GSBC Ohio Corporation, and JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the other Secured Parties, including the Lenders parties to the Amended and Restated Credit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7.13	Amendment to Interest Rate Swap Confirmation by and between the Company and JPMorgan Chase Bank, N.A., dated as of June 24, 2010 (filed as Exhibit 10.7.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.7.14	Amendment Agreement No. 1 to that certain Amended and Restated Credit Agreement, dated as of August 27, 2010, among JPMorgan Chase Bank, National Association, as Administrative Agent for itself and the Lenders parties to the Amended and Restated Credit Agreement, and the Lenders parties thereto, and the Company (filed as Exhibit 10.7.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated herein by reference).

10.7.15	Amendment Agreement No. 2 and Waiver, dated as of September 27, 2011, to that certain Amended and Restated Credit Agreement, dated as of June 30, 2010, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and the Lenders party thereto, as amended by Amendment Agreement No. 1, dated as of August 27, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2011 and incorporated herein by reference).

10.7.16	Letter Agreement, dated March 9, 2012, by and between Harris Interactive Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2012 and incorporated herein by reference).

10.11	Non-Competition Agreement dated August 16, 2007 by and among Decima Research Inc., 2144798 Ontario Inc., Bruce Anderson, Kevin Loiselle, Michel Lucas, Daniel Kirkland, and Ed Hum (filed as Exhibit 2.1.2 to the Company’s Current Report on Form 8-K filed August 16, 2007 and incorporated herein by reference).

21	List of Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

*	Denotes management contract or compensatory plan or arrangement