Form 10-Q
period 2013-09-30
HARRIS INTERACTIVE INC
filed 2013-11-14
CIK 1094238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

On November 12, 2013, 58,300,145 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

HARRIS INTERACTIVE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

Part I: Financial Information

Item 1 —  Financial Statements

HARRIS INTERACTIVE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,888	$15,744
Accounts receivable, net	18,904	19,286
Unbilled receivables	7,717	8,215
Prepaid expenses and other current assets	3,896	3,890
Deferred tax assets	760	755

Total current assets	47,165	47,890
Property, plant and equipment, net	2,500	2,466
Other intangibles, net	7,632	8,061
Other assets	530	536

Total assets	$57,827	$58,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,543	$7,273
Accrued expenses	16,439	19,934
Deferred revenue	11,746	11,584
Deferred tax liabilities	253	253

Total current liabilities	35,981	39,044
Deferred tax liabilities	1,750	1,737
Other liabilities	2,201	2,569
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,300,145 shares issued and outstanding at September 30, 2013 and 57,814,535 shares issued and outstanding at June 30, 2013	58	58
Additional paid-in capital	191,740	191,164
Accumulated other comprehensive income	4,232	3,813
Accumulated deficit	(178,135)	(179,432)

Total stockholders’ equity	17,895	15,603

Total liabilities and stockholders’ equity	$57,827	$58,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenue from services	$32,370	$33,010
Operating expenses:
Cost of services	20,179	19,455
Selling, general and administrative	10,029	10,778
Depreciation and amortization	832	948

Total operating expenses	31,040	31,181

Operating income	1,330	1,829
Interest expense, net	—	101

Income from operations before income taxes	1,330	1,728
Provision (benefit) for income taxes	33	(15)

Net income	$1,297	$1,743

Other comprehensive income:
Change in fair value of interest rate swap	$—	$8
Foreign currency translation adjustments	419	334

Comprehensive income	$1,716	$2,085

Basic net income per share	$0.02	$0.03

Diluted net income per share	$0.02	$0.03

Weighted-average shares outstanding — basic	56,727,373	55,952,534

Weighted-average shares outstanding — diluted	59,194,212	56,878,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARRIS INTERACTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,297	$1,743
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	936	1,116
Deferred taxes	(22)	(8)
Stock-based compensation	536	569
Amortization of deferred financing costs	—	28
(Increase) decrease in assets —
Accounts receivable	764	517
Unbilled receivables	700	(924)
Prepaid expenses and other current assets	(52)	243
Other assets	17	(44)
(Decrease) increase in liabilities —
Accounts payable	134	(432)
Accrued expenses	(3,832)	(3,809)
Deferred revenue	15	1,873
Other long-term liabilities	(373)	(566)

Net cash provided by operating activities	120	306

Cash flows from investing activities:
Capital expenditures	(263)	(58)

Net cash used in investing activities	(263)	(58)

Cash flows from financing activities:
Proceeds from employee stock purchases	40	98
Repayment of borrowings	—	(1,199)
Repurchases of common stock	—	(16)

Net cash provided by (used in) financing activities	40	(1,117)

Effect of exchange rate changes on cash and cash equivalents	247	36

Net increase (decrease) in cash and cash equivalents	144	(833)
Cash and cash equivalents at beginning of period	15,744	11,456

Cash and cash equivalents at end of period	$15,888	$10,623

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

2. Basis of Presentation

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed by the Company with the Securities and Exchange Commission (“SEC”) on September 17, 2013.

3. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for income tax presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance is to be applied prospectively (with an option to apply retrospectively) and will apply to all unrecognized tax benefits that exist at the effective date. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013, with early adoption permitted. Adoption of this guidance will have no impact on the Company’s consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

4. Restructuring and Other Charges

The following table summarizes activity during the three months ended September 30, 2013 with respect to the Company’s remaining reserves for the restructuring activities undertaken in prior fiscal years:

	Balance, July 1, 2013	Costs Incurred	Changes in Estimate	Cash Payments	Non-Cash Settlements	Balance, September 30, 2013
Termination benefits	$—	$—	$—	$—	$—	$—
Lease commitments	5,426	—	—	(718)	—	4,708

Remaining reserve	$5,426	$—	$—	$(718)	$—	$4,708

5. Acquired Intangible Assets Subject to Amortization

At September 30, 2013 and June 30, 2013, acquired intangible assets subject to amortization consisted of the following:

	September 30, 2013
	Weighted- Average Useful Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,766	$1,766	$—
Internet respondent database	7	3,151	3,151	—
Customer relationships	10	20,748	15,502	5,246
Trade names	16	5,255	2,869	2,386

Total		$30,920	$23,288	$7,632

	June 30, 2013
	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contract-based intangibles	3	$1,766	$1,766	$—
Internet respondent database	7	3,148	3,144	4
Customer relationships	10	20,447	14,838	5,609
Trade names	16	5,248	2,800	2,448

Total		$30,609	$22,548	$8,061

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets for the three months ended September 30, 2013, as well as the related amortization expense, reflect the impact of foreign currency exchange rate fluctuations during the period.

	For the Three Months Ended September 30,
	2013	2012
Amortization expense	$536	$685

Estimated amortization expense for the fiscal years ending June 30:
2014	$2,134

2015	$1,556

2016	$1,433

2017	$1,389

2018	$299

2019	$200

Thereafter	$1,157

6. Stock-Based Compensation

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

	Three Months Ended September 30,
	2013	2012
Cost of services	$9	$10
Selling, general and administrative	527	559

	$536	$569

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

The following table provides a summary of the status of the Company’s employee and director stock options (including options issued under the Incentive Plans and options issued outside the Incentive Plans to new employees) for the three months ended September 30, 2013:

	Shares	Weighted- Average Exercise Price
Options outstanding at July 1	4,899,746	$1.55
Granted	—	—
Forfeited	(46,730)	2.41
Exercised	(58,897)	0.93

Options outstanding at September 30	4,794,119	1.55

The following table provides a summary of the status of the Company’s employee and director restricted stock awards for the three months ended September 30, 2013:

	Shares	Weighted- Average Fair Value at Date of Grant
Restricted shares outstanding at July 1	1,494,992	$1.27
Granted	610,500	1.88
Forfeited	(25,000)	1.45
Vested	(16,042)	1.94

Restricted shares outstanding at September 30	2,064,450	1.44

At September 30, 2013, there was $1,994 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Incentive Plans and under the ESPPs. That expense is expected to be recognized over a weighted-average period of 0.8 years.

7. Income Taxes

The Company recorded an income tax provision of $33 for the three months ended September 30, 2013, compared with an income tax benefit of $15 for the same prior year period. The tax provision for the three months ended September 30, 2013 was comprised mainly of tax expense related to income in certain of the Company’s international jurisdictions. The tax benefit for the same prior year period was comprised primarily of tax benefits related to pre-tax losses in certain of the Company’s international jurisdictions.

A full valuation allowance continues to be recorded at September 30, 2013 against the Company’s U.S. and U.K. net deferred tax assets. However, during the fiscal year ending June 30, 2014, the Company may realize a three year cumulative accounting profit in the U.S. If this occurs, the Company will also consider other positive and negative evidence such as reviewing its current financial performance, financial and taxable income projections, its market environment and other factors, in evaluating the need for a full, or partial, valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.

8. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution of such securities that could share in earnings. When the impact of stock options or other stock-based compensation is anti-dilutive, they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted net income per share computations for the three months ended September 30:

	Three Months Ended September 30,
	2013	2012
Numerator:
Net income used for calculating basic and diluted net income per share of common stock	$1,297	$1,743

Denominator:
Weighted average number of shares of common stock used in the calculation of basic net income per share	56,727,373	55,952,534
Dilutive effect of outstanding stock options and restricted stock	2,466,839	926,457

Shares of common stock used in the calculation of diluted net income per share	59,194,212	56,878,991

Net income per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Unvested restricted stock and unexercised stock options to purchase 738,062 and 770,314 shares of the Company’s common stock for the three months ended September 30, 2013 and 2012, respectively, at weighted-average prices per share of $5.99 and $5.94, respectively, were not included in the computations of diluted net income per share because their impact was anti-dilutive during the respective periods.

9. Enterprise-Wide Disclosures

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

Geographic information for the periods presented herein is as follows:

	Three Months Ended September 30,
	2013	2012
Revenue from services
United States	$18,900	$20,423
Canada	4,977	4,909
France	3,986	2,961
United Kingdom	2,830	2,713
Germany	1,677	2,004

Total revenue from services	$32,370	$33,010

Operating income (loss)
United States	$1,450	$1,852
Canada	(261)	(123)
France	145	(42)
United Kingdom	39	40
Germany	(43)	102

Total operating income	$1,330	$1,829

	At September 30, 2013	At June 30, 2013
Long-lived assets
United States	$1,015	$1,092
Canada	295	191
France	692	693
United Kingdom	316	316
Germany	182	174

Total long-lived assets	$2,500	$2,466

Deferred tax assets (liabilities)
United States	$—	$—
Canada	(1,133)	(1,144)
France	65	75
United Kingdom	—	—
Germany	(175)	(166)

Total deferred tax liabilities	$(1,243)	$(1,235)

10. Commitments and Contingencies

The Company has several non-cancelable operating leases for office space and equipment. There were no material changes to the financial obligations for such leases during the three months ended September 30, 2013 from those disclosed in Note 18, “Commitments and Contingencies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, plans, objectives, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “feel”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “consider”, “possibility”, or the negative of these terms or other comparable terminology . All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include but are not limited to, those discussed in the Risk Factors section set forth in reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), such as its Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed by the Company with the SEC on September 17, 2013. Risks and uncertainties also include quarterly variations in financial results, actions of competitors, and the Company’s ability to sustain and grow its revenue base, maintain and improve cost efficient operations, develop and maintain products and services attractive to the market, obtain additional cash resources should it be necessary to do so, and maintain compliance with certain Nasdaq listing requirements.

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

For the three months ended September 30, 2013:

•

Revenue from services was $32,370, down 1.9% from the same prior year period. Excluding foreign exchange rate differences, revenue was down 2.1% from last fiscal year’s first quarter. The decrease was driven primarily by revenue declines in our U.S. and German operations, partially offset by increases in our French, Canadian and U.K. operations, excluding foreign exchange rate differences.

•	Bookings were up 2.4% compared with the same prior year period, excluding foreign exchange rate differences, driven by increases in our French, Canadian, U.K. and U.S. operations.

•	Operating income was $1,330, compared with operating income of $1,829 for the same prior year period.

•	We had $15,888 in cash at September 30, 2013, up from $15,744 at June 30, 2013.

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

During the three months ended September 30, 2013, there were no changes to the items that we disclosed as our critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed by us with the SEC on September 17, 2013.

Results of Operations

Three Months Ended September 30, 2013 Versus Three Months Ended September 30, 2012

The following table sets forth the results of our operations, expressed both as a dollar amount and as a percentage of revenue from services, for the three months ended September 30, 2013 and 2012, respectively:

	2013	%	2012	%
Revenue from services	$32,370	100.0%	$33,010	100.0%
Operating expenses:
Cost of services	20,179	62.3	19,455	58.9
Selling, general and administrative	10,029	31.0	10,778	32.7
Depreciation and amortization	832	2.6	948	2.9

Operating income	1,330	4.1	1,829	5.5
Interest expense, net	—	—	101	0.3

Income from operations before taxes	1,330	4.1	1,728	5.2
Provision (benefit) for income taxes	33	0.0	(15)	(0.0)

Net income	$1,297	4.1	$1,743	5.2

Revenue from services. Revenue from services decreased by $640, or 1.9%, to $32,370 for the three months ended September 30, 2013 compared with the same prior year period. Excluding foreign currency exchange rate differences, revenue from services decreased by 2.1% compared with the same prior year period. As more fully described below, revenue from services was impacted by several factors.

North American revenue decreased by $1,455 to $23,877 for the three months ended September 30, 2013 compared with the same prior year period, a decrease of 5.7%. By country, North American revenue for the three months ended September 30, 2013 was comprised of:

•

Revenue from U.S. operations of $18,900 down 7.5% compared with $20,423 for the same prior year period. The decrease was primarily due to the revenue impact of U.S. bookings declines during the second half of fiscal 2013.

•

Revenue from Canadian operations of $4,977, up 1.4% compared with $4,909 for the same prior year period. In local currency (Canadian Dollar), Canadian revenue increased by 6.1% compared with the same prior year period. The increase was primarily due to the revenue impact of bookings increases in our Canadian service bureau business.

European revenue increased by $817 to $8,494 for the three months ended September 30, 2013 compared with the same prior year period, an increase of 10.6%. By country, European revenue for the three months ended September 30, 2013 was comprised of:

•

Revenue from French operations of $3,986, up 34.7% compared with $2,961 for the same prior year period. In local currency (Euro), French revenue increased by 26.8% compared with the same prior year period. The increase was primarily due to the revenue impact of increased bookings during the first quarter of fiscal 2014.

•

Revenue from U.K. operations of $2,830, up 4.3% compared with $2,713 for the same prior year period. In local currency (British Pound), U.K. revenue increased by 5.2% compared with the same prior year period. The increase was primarily due to the revenue impact of increased bookings during the first quarter of fiscal 2014.

•

Revenue from German operations of $1,677, down 16.3% compared with $2,004 for the same prior year period. In local currency (Euro), German revenue decreased by 20.6% compared with the same prior year period. The decrease was primarily due to the revenue impact of bookings declines during the first quarter of fiscal 2014 and normal course timing differences.

Cost of services. Cost of services was $20,179 or 62.3% of total revenue for the three months ended September 30, 2013, compared with $19,455 or 58.9% of total revenue for the same prior year period. Cost of services for the three months ended September 30, 2013 was principally impacted by the mix of projects delivered during the first quarter of fiscal 2014 compared with the same prior year period.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2013 was $10,029 or 31.0% of total revenue, compared with $10,778 or 32.7% of total revenue for the same prior year period. Selling, general and administrative expense was principally impacted by the following:

•	a $413 decrease in payroll-related expense, mainly due to our continued focus on managing this expense relative to the needs of our business, and

•	a $159 decrease in rent expense, mainly due to reductions in leased office space taken during fiscal 2013.

Depreciation and amortization. Depreciation and amortization was $832 or 2.6% of total revenue for the three months ended September 30, 2013, compared with $948 or 2.9% of total revenue for the same prior year period. The decrease in depreciation and amortization expense for the three months ended September 30, 2013 when compared with the same prior year period is the result of fixed and intangible assets that became fully depreciated or amortized during fiscal 2013 combined with decreased capital spending as part of our overall focus on controlling costs.

Interest expense, net. There was no interest expense for the three months ended September 30, 2013, compared with $101 or less than 1% of total revenue for the same prior year period, as we fully paid off our outstanding debt on June 28, 2013.

Income taxes. We recorded an income tax provision of $33 for the three months ended September 30, 2013, compared with an income tax benefit of $15 for the same prior year period. The tax provision for the three months ended September 30, 2013 was comprised mainly of tax expense related to income in certain of our international jurisdictions. The tax benefit for the same prior year period was comprised primarily of tax benefits related to pre-tax losses in certain of our international jurisdictions.

A full valuation allowance continues to be recorded at September 30, 2013 against our U.S. and U.K. net deferred tax assets. However, during fiscal 2014, we may realize a three year cumulative accounting profit in the U.S. If this occurs, we will also consider other positive and negative evidence such as reviewing our current financial performance, financial and taxable income projections, our market environment and other factors, in evaluating the need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal.

Significant Factors Affecting our Performance

Key Operating Metrics

We closely track certain key operating metrics, specifically bookings and secured revenue. These key operating metrics enable us to measure the current and forecasted performance of our business relative to historical trends.

Key operating metrics for continuing operations for the three months ended September 30, 2013 and the four preceding fiscal quarters were as follows (U.S. Dollar amounts in millions):

	Q1 FY2013	Q2 FY2013	Q3 FY2013	Q4 FY2013	Q1 FY2014
Bookings	$33.9	$47.8	$34.4	$28.2	$34.8
Secured revenue	$43.4	$54.1	$55.0	$46.5	$48.9

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

Bookings for the three months ended September 30, 2013 were $34.8 million, compared with $33.9 million for same prior year period. Excluding foreign exchange rate differences, bookings were up 2.4% over the same prior year period. Bookings in local currency for the three months ended September 30, 2013 compared with the same prior year period were principally impacted by the following:

•	a 1.0% increase in U.S. bookings, mainly as a result of normal course timing differences,

•	a 14.5% increase in Canadian bookings, mainly as a result of increases in our Canadian service bureau business,

•	a 14.6% increase in French bookings, mainly as a result of success in selling to new and existing clients across several areas of our French business,

•	a 17.1% increase in U.K. bookings, mainly as a result of increased spending by existing clients, and

•	a 47.2% decrease in German bookings, mainly as a result of delayed and reduced spending by certain of our existing clients.

Secured revenue, also known as backlog, is defined as the contract value of firm commitment orders received for projects (plus or minus adjustments due to contract value modifications or project cancellations), less revenue from services on those projects. At September 30, 2013, secured revenue was calculated as:

Amounts in millions of USD
Secured revenue at June 30, 2013	$46.5
Plus: Bookings for the three months ended September 30, 2013	34.8
Less: Revenue from services for the three months ended September 30, 2013	(32.4)

Secured revenue at September 30, 2013	$48.9

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

Secured revenue at September 30, 2013 was $48.9 million, compared with $43.4 million at September 30, 2012. The increase in secured revenue was mainly due to the impact of increased bookings and normal course timing differences compared with the same prior year period.

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

Reconciliations of net income to adjusted EBITDA and net income to adjusted EBITDA after the effect of restructuring and other charges are presented below:

	September 30, 2013	September 30, 2012
GAAP net income	$1,297	$1,743
Interest expense, net	—	101
Provision (benefit) for income taxes	33	(15)
Depreciation and amortization	936	1,116

EBITDA	$2,266	$2,945
Stock-based compensation	536	569

Adjusted EBITDA	$2,802	$3,514

Adjusted EBITDA	$2,802	$3,514
Add back of restructuring and other charges	—	—

Adjusted EBITDA after the effect of restructuring and other charges	$2,802	$3,514

Liquidity and Capital Resources

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

The following table sets forth net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities, for the three months ended September 30:

	2013	2012
Net cash provided by operating activities	$120	$306
Net cash used in investing activities	(263)	(58)
Net cash provided by (used in) financing activities	40	(1,117)

Net cash provided by operating activities. Net cash provided by operating activities was $120 for the three months ended September 30, 2013, compared with $306 provided by operating activities for the same prior year period. The decrease was driven mainly by the decrease in net income compared with the same prior year period, offset by normal course fluctuations in working capital.

Net cash used in investing activities. Net cash used in investing activities was $263 for the three months ended September 30, 2013, compared with $58 for the same prior year period. Investing activities for both periods consisted solely of capital expenditures, which increased for the three months ended September 30, 2013 compared with the same prior year period. The increase was driven by certain routine capital expenditures made during the first quarter of fiscal 2014 that had been previously deferred as a result of our cost control initiatives that were in effect during the same prior year period.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $40 for the three months ended September 30, 2013, compared with $1,117 used in financing activities for the same prior year period. The primary source of cash during the three months ended September 30, 2013 was the cash proceeds from stock option exercises, while the primary use of cash during the same prior year period was to make required principal payments on our outstanding debt, which was paid in full on June 28, 2013.

Working Capital

At September 30, 2013, we had cash and cash equivalents of $15,888 compared with $15,744 at June 30, 2013. Available sources of cash to support known or reasonably likely cash requirements over the next 12 months include cash and cash equivalents on hand and additional cash that may be generated from our operations. While we believe that our available sources of cash will support known or reasonably likely cash requirements over the next 12 months, our ability to generate cash from our operations is dependent upon our ability to profitably generate revenue, which requires that we continually develop profitable new business, both for growth and to replace completed projects. Although work for no one client constitutes more than 10% of our revenue, we have had to find significant amounts of replacement and additional revenue as client relationships and work for continuing clients change and will likely have to continue to do so in the future. Our ability to profitably generate revenue depends not only on our execution of our business plans, but also on general market factors outside of our control. As many of our clients treat all or a portion of their market research expenditures as discretionary, our ability to profitably generate revenue is adversely impacted whenever there are adverse macroeconomic conditions in the markets we serve.

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

Credit Facilities

On September 30, 2013, our revolving line of credit expired and was not renewed. At September 30, 2013, we had $351 in outstanding letters of credit under our credit agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

At September 30, 2013, we did not have any transaction, agreement, or other contractual arrangement constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

There have been no material changes outside the ordinary course of business during the three months ended September 30, 2013 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed by us with the SEC on September 17, 2013.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements”, to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting pronouncements on our unaudited consolidated financial statements at September 30, 2013 and for the three months then ended, as well as the expected impact on our consolidated financial statements for future periods.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We have one kind of market risk exposure, foreign currency exposure. We have no market risk sensitive instruments entered into for trading purposes.

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

At September 30, 2013, we performed the following sensitivity analysis to determine the impact of a 10% appreciation or depreciation in the U.S. Dollar:

Currency	Impact of 10% Appreciation or Depreciation in U.S. Dollar
	Cash	Revenue	Operating Income (Loss)
Canadian Dollar	$234	$498	$(26)
British Pound	89	283	4
Euro:
France	136	399	15
Germany	365	168	(4)

Item 4 — Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Principal Executive Officer and Principal

Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q) were effective. Further, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation thereof during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed by us with the SEC on September 17, 2013.

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

November 14, 2013

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